Form 10-Q
period 2011-03-31
CALPINE CORP
filed 2011-04-29
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[X] Yes               [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  445,840,678 shares of Common Stock, par value $.001 per share, outstanding on April 26, 2011.

CALPINE CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

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

ABBREVIATION	DEFINITION

2010 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 17, 2011

2017 First Lien Notes	$1.2 billion aggregate principal amount of 7.25% senior secured notes due 2017, issued October 21, 2009, in exchange for a like principal amount of term loans under the First Lien Credit Facility

2019 First Lien Notes	$400 million aggregate principal amount of 8.0% senior secured notes due 2019, issued May 25, 2010

2020 First Lien Notes	$1.1 billion aggregate principal amount of 7.875% senior secured notes due 2020, issued July 23, 2010

2021 First Lien Notes	$2.0 billion aggregate principal amount of 7.50% senior secured notes due 2021, issued October 22, 2010

2023 First Lien Notes	$1.2 billion aggregate principal amount of 7.875% senior secured notes due 2023, issued January 14, 2011

AB 32	California Assembly Bill 32

Adjusted EBITDA
EBITDA as adjusted for the effects of (a) impairment losses, (b) reorganization items, (c) major maintenance expense, (d) operating lease expense, (e) any unrealized gains or losses on commodity derivative mark-to-market activity, (f) adjustments to reflect only the Adjusted EBITDA from our unconsolidated investments, (g) stock-based compensation expense, (h) non-cash gains or losses on sales, dispositions or retirements of assets, (i) non-cash gains and losses from foreign currency translations, (j) any gains or losses on the repurchase or extinguishment of debt, (k) Conectiv acquisition-related costs, (l) Adjusted EBITDA from our discontinued operations and (m) any other extraordinary, unusual or non-recurring items

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

Blue Spruce
Blue Spruce Energy Center, LLC, an indirect, wholly owned subsidiary that formerly owned Blue Spruce Energy Center, a 310 MW natural gas-fired peaker power plant located in Aurora, Colorado which was sold on December 6, 2010

Broad River	Broad River Energy Center, an 847 MW natural gas-fired peaker power plant located in Gaffney, South Carolina

Btu	British thermal unit(s), a measure of heat content

CAISO	California Independent System Operator

CalGen	Calpine Generating Company, LLC, an indirect, wholly owned subsidiary

ABBREVIATION	DEFINITION
CalGen Third Lien Debt
Together, the $680,000,000 Third Priority Secured Floating Rate Notes Due 2011, issued by CalGen and CalGen Finance Corp.; and the $150,000,000 11.50% Third Priority Secured Notes Due 2011, issued by CalGen and CalGen Finance Corp., in each case repaid on March 29, 2007

Calpine Equity Incentive Plans	Collectively, the Director Plan and the Equity Plan, which provide for grants of equity awards to Calpine employees and non-employee members of Calpine’s Board of Directors

CARB	California Air Resources Board

CCFC	Calpine Construction Finance Company, L.P., an indirect, wholly owned subsidiary

CCFC Notes	The $1.0 billion aggregate principal amount of 8.0% Senior Secured Notes due 2016 issued May 19, 2009, by CCFC and CCFC Finance Corp.

CEHC	Conectiv Energy Holding Company, a wholly owned subsidiary of Conectiv

Chapter 11	Chapter 11 of the U.S. Bankruptcy Code

COD	Commercial operations date

Cogeneration	Using a portion or all of the steam generated in the power generating process to supply a customer with steam for use in the customer’s operations

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
The sum of our revenues from power and steam sales, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue, and cash settlements from our marketing, hedging and optimization activities that are included in our mark-to-market activity in operating revenues, but excludes the unrealized portion of our mark-to-market activity

Company	Calpine Corporation, a Delaware corporation, and its subsidiaries

Conectiv	Conectiv Energy, a wholly owned subsidiary of PHI

Conectiv Acquisition
The acquisition of all of the membership interests in CEHC pursuant to the Conectiv Purchase Agreement on July 1, 2010, whereby we acquired all of the power generation assets of Conectiv from PHI, which included 18 operating power plants and the York Energy Center that was under construction and achieved COD for natural gas-fired generation on March 2, 2011, totaling approximately 4,490 MW of capacity (including completion of scheduled upgrades)

Conectiv Purchase Agreement	Purchase Agreement by and among PHI, Conectiv, LLC, CEHC and NDH dated as of April 20, 2010

Corporate Revolving Facility	The $1.0 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, among Calpine Corporation, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, the lenders party thereto and the other parties thereto

CPUC	California Public Utilities Commission

Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

ABBREVIATION	DEFINITION
EBITDA	Earnings before interest, taxes, depreciation and amortization

Effective Date	January 31, 2008, the date on which the conditions precedent enumerated in the Plan of Reorganization were satisfied or waived and the Plan of Reorganization became effective

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

First Lien Notes	Collectively, the 2017 First Lien Notes, the 2019 First Lien Notes, the 2020 First Lien Notes, the 2021 First Lien Notes and the 2023 First Lien Notes

GE	General Electric International, Inc.

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 15 operating power plants and one plant not in operation

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

ISRA	Industrial Site Recovery Act

kWh	Kilowatt-hour(s), a measure of power produced

LIBOR	London Inter-Bank Offered Rate

Mankato	Mankato Energy Center, a 375 MW natural gas-fired, combined-cycle power plant located in Mankato, Minnesota

Market Capitalization
As of any date, Calpine Corporation’s then market capitalization calculated using the rolling 30-day weighted average trading price of Calpine Corporation’s common stock, as defined in and calculated in accordance with the Calpine Corporation amended and restated certificate of incorporation

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MRTU	CAISO’s Market Redesign and Technology Upgrade

MW	Megawatt(s), a measure of plant capacity

ABBREVIATION	DEFINITION
MWh	Megawatt hour(s), a measure of power produced

NDH	New Development Holdings, LLC, an indirect, wholly owned subsidiary of Calpine Corporation

NDH Project Debt
The $1.3 billion senior secured term loan facility and the $100 million revolving credit facility issued on July 1, 2010 under the credit agreement, dated as of June 8, 2010, among NDH, as borrower, Credit Suisse AG, as administrative agent, collateral agent, issuing bank and syndication agent, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as joint bookrunners and joint lead arrangers, Credit Suisse AG, Citibank, N.A., and Deutsche Bank Trust Company Americas, as co-documentation agents and the lenders party thereto repaid on March 9. 2011

NJDEP	New Jersey Department of Environmental Protection

NOL(s)	Net operating loss(es)

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OMEC	Otay Mesa Energy Center, LLC, an indirect, wholly owned subsidiary that owns the Otay Mesa Energy Center, a 608 MW power plant located in San Diego county, California

OTC	Over-the-Counter

PG&E	Pacific Gas & Electric Company

PHI	Pepco Holdings, Inc.

PJM	Pennsylvania - New Jersey - Maryland Interconnection

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

QF(s)
Qualifying facility(ies), which are cogeneration facilities and certain small power production facilities eligible to be “qualifying facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards. QF status provides an exemption from U.S. Public Utility Holding Company Act of 2005 and grants certain other benefits to the QF

REC	Renewable Energy Credit

RGGI	Regional Greenhouse Gas Initiative

Rocky Mountain
Rocky Mountain Energy Center, LLC, an indirect, wholly owned subsidiary that formerly owned Rocky Mountain Energy Center, a 621 MW combined-cycle, natural gas-fired power plant located in Keenesburg, Colorado which was sold on December 6, 2010

RPS	Renewable Portfolio Standards

SEC	U.S. Securities and Exchange Commission

South Point	South Point Energy Center, a 530 MW natural gas-fired combined-cycle power plant located in Mohave Valley, Arizona

v

ABBREVIATION	DEFINITION
Spark Spread(s)	The difference between the sales price of power per MWh and the cost of fuel to produce it

Steam Adjusted Heat Rate
The adjusted Heat Rate for our natural gas-fired power plants, excluding peakers, calculated by dividing (a) the fuel consumed in Btu reduced by the net equivalent Btu in steam exported to a third party by (b) the kWh generated. Steam Adjusted Heat Rate is a measure of fuel efficiency, so the lower our Steam Adjusted Heat Rate, the lower our cost of generation

Term Loan
$1.3 billion first lien senior secured term loan, dated March 9, 2011 among Calpine Corporation as borrower and the lenders party hereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Citibank, N.A., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as co-documentation agents and Goldman Sachs Bank USA as syndication agent

U.S. Debtors
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

Whitby
Whitby Cogeneration Limited Partnership, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Whitby 50 MW natural gas-fired, cogeneration power plant in Ontario, Canada

York Energy Center
565 MW dual fuel, combined-cycle generation power plant (formerly known as the Delta Project) located in Peach Bottom Township, Pennsylvania, included in the Conectiv Acquisition, which achieved COD for natural gas-fired generation on March 2, 2011

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this report, including, without limitation, “Management’s Discussion and Analysis.” We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

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

•	The unknown future impact on our business from the Dodd-Frank Act and the rules to be promulgated under it;

•	Our ability to manage our liquidity needs and to comply with covenants under our First Lien Notes, Corporate Revolving Facility, Term Loan, CCFC Notes and other existing financing obligations;

•	Risks associated with the operation, construction and development of power plants including unscheduled outages or delays and plant efficiencies;

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

•	Competition, including risks associated with marketing and selling power in the evolving energy markets;

•	The expiration or termination of our PPAs and the related results on revenues;

•	Future capacity revenues may not occur at expected levels;

•	Natural disasters, such as hurricanes, earthquakes and floods, or acts of terrorism that may impact our power plants or the markets our power plants serve and our corporate headquarters;

•	Disruptions in or limitations on the transportation of natural gas, fuel oil and transmission of power;

•	Our ability to manage our customer and counterparty exposure and credit risk, including our commodity positions;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions; and

•	Other risks identified in this report and our 2010 Form 10-K.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions, except share and per share amounts)
Operating revenues	$1,499	$1,514

Operating expenses:
Fuel and purchased energy expense	1,069	969
Plant operating expense	238	218
Depreciation and amortization expense	131	136
Sales, general and other administrative expense	32	22
Other operating expense	20	26
Total operating expenses	1,490	1,371
(Income) from unconsolidated investments in power plants	(9)	(7)
Income from operations	18	150
Interest expense	191	181
(Gain) loss on interest rate derivatives, net	109	11
Interest (income)	(3)	(2)
Debt extinguishment costs	93	—
Other (income) expense, net	7	5
Loss before income taxes and discontinued operations	(379)	(45)
Income tax expense (benefit)	(83)	11
Loss before discontinued operations	(296)	(56)
Discontinued operations, net of tax expense	—	8
Net loss	(296)	(48)
Net (income) loss attributable to the noncontrolling interest	(1)	1
Net loss attributable to Calpine	$(297)	$(47)

Basic and diluted loss per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	486,191	485,921
Loss before discontinued operations attributable to Calpine	$(0.61)	$(0.11)
Discontinued operations, net of tax expense, attributable to Calpine	—	0.01
Net loss per common share attributable to Calpine – basic and diluted	$(0.61)	$(0.10)

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(in millions, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($289 and $345 attributable to VIEs)	$1,280	$1,327
Accounts receivable, net of allowance of $2 and $2	555	669
Margin deposits and other prepaid expense	187	221
Restricted cash, current ($123 and $177 attributable to VIEs)	148	195
Derivative assets, current	649	725
Inventory and other current assets	267	292
Total current assets	3,086	3,429

Property, plant and equipment, net ($4,967 and $6,602 attributable to VIEs)	12,965	12,978
Restricted cash, net of current portion ($44 and $52 attributable to VIEs)	48	53
Investments	98	80
Long-term derivative assets	135	170
Other assets	517	546
Total assets	$16,849	$17,256
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$514
Accrued interest payable	158	132
Debt, current portion ($193 and $132 attributable to VIEs)	227	152
Derivative liabilities, current	716	718
Other current liabilities	301	273
Total current liabilities	1,850	1,789

Debt, net of current portion ($2,688 and $4,069 attributable to VIEs)	10,023	10,104
Deferred income taxes, net of current	1	77
Long-term derivative liabilities	275	370
Other long-term liabilities	242	247
Total liabilities	12,391	12,587

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value per share; 1,400,000,000 shares authorized; 446,415,081 and 444,883,356 shares issued, respectively, and 445,843,601 and 444,435,198 shares outstanding, respectively	1	1
Treasury stock, at cost, 571,480 and 448,158 shares, respectively	(6)	(5)
Additional paid-in capital	12,286	12,281
Accumulated deficit	(7,806)	(7,509)
Accumulated other comprehensive loss	(52)	(125)
Total Calpine stockholders’ equity	4,423	4,643
Noncontrolling interest	35	26
Total stockholders’ equity	4,458	4,669
Total liabilities and stockholders’ equity	$16,849	$17,256

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net loss	$(296)	$(48)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense (1)	140	158
Debt extinguishment costs	80	—
Deferred income taxes	(110)	14
Loss on disposal of assets	5	9
Unrealized mark-to-market activity, net	127	(109)
Income from unconsolidated investments in power plants	(9)	(7)
Stock-based compensation expense	5	6
Other	3	3
Change in operating assets and liabilities:
Accounts receivable	116	161
Derivative instruments, net	(13)	(37)
Other assets	65	228
Accounts payable and accrued expenses	(11)	(103)
Liabilities related to non-hedging interest rate swaps	43	11
Other liabilities	4	(5)
Net cash provided by operating activities	149	281
Cash flows from investing activities:
Purchases of property, plant and equipment	(144)	(66)
Cash acquired due to consolidation of OMEC	—	8
Purchases of deferred transmission credits	(3)	—
Decrease in restricted cash	52	212
Settlement of non-hedging interest rate swaps	(43)	(11)
Net cash provided by (used in) investing activities	(138)	143
Cash flows from financing activities:
Repayments of project financing, notes payable and other	(64)	(259)
Repayments on NDH Project Debt	(1,283)	—
Borrowings under Term Loan	1,300	—
Issuance of First Lien Notes	1,200	—
Repayments on First Lien Credit Facility	(1,184)	(36)
Capital contributions from noncontrolling interest holder	8	—
Financing costs	(34)	—
Other	(1)	(1)
Net cash used in financing activities	(58)	(296)
Net increase (decrease) in cash and cash equivalents	(47)	128
Cash and cash equivalents, beginning of period	1,327	989
Cash and cash equivalents, end of period	$1,280	$1,117
Cash paid during the period for:
Interest, net of amounts capitalized	$156	$144
Income taxes	$6	$3

__________

(1)	Includes depreciation and amortization that is also recorded in fuel and purchased energy expense, interest expense and discontinued operations on our Consolidated Condensed Statements of Operations.

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

We are an independent wholesale power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in the major competitive wholesale power markets in California, Texas and the Mid-Atlantic region of the U.S. We sell wholesale power, steam, regulatory capacity, renewable energy credits and ancillary services to our customers, including industrial companies, retail power providers, utilities, municipalities, independent electric system operators, marketers and others. We engage in the purchase of natural gas and fuel oil as fuel for our power plants and in related natural gas transportation and storage transactions, and in the purchase of electric transmission rights to deliver power to our customers. We also enter into natural gas and power physical and financial contracts to economically hedge our business risks and optimize our portfolio of power plants.

Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2010, included in our 2010 Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues, timing of major maintenance expense, volatility of commodity prices and unrealized gains and losses from commodity and interest rate derivative contracts.

Reclassifications — Certain reclassifications have been made to our Consolidated Condensed Statements of Operations and Cash Flows for the three months ended March 31, 2010 to conform to the current period presentation. Our reclassifications are summarized as follows:

•
We have reclassified our results of operations from Blue Spruce and Rocky Mountain for the three months ended March 31, 2010 to present them as discontinued operations on our Consolidated Condensed Statements of Operations. See Note 2 for further information about our sale of Blue Spruce and Rocky Mountain.

•
We have reclassified amounts attributable to interest rate swaps formerly hedging our First Lien Credit Facility term loans previously recorded in interest expense to (gain) loss on interest rate derivatives, net of approximately $11 million for the three months ended March 31, 2010. See Note 7 for further information about our interest rate swaps formerly hedging our First Lien Credit Facility.

•
We have reclassified depreciation expense on corporate assets previously recorded in sales, general and other administrative expense to depreciation and amortization expense of approximately $3 million for the three months ended March 31, 2010.

•
We have reclassified cash settlements on our interest rate swaps formerly hedging our First Lien Credit Facility term loans previously included in net cash provided by operating activities of approximately $11 million to settlement of non-hedging interest rate swaps included in net cash provided by (used in) investing activities for the three months ended March 31, 2010.

Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures included in our Consolidated Condensed Financial Statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments and Derivatives — The carrying values of cash equivalents (including amounts in restricted cash), accounts receivable, accounts payable and other receivables and payables approximate their respective fair values due to their short-term maturities. See Note 5 for disclosures regarding the fair value of our debt instruments and Notes 6 and 7 for disclosures regarding the fair values of our derivative instruments.

Concentrations of Credit Risk — Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, restricted cash, accounts and notes receivable and derivative assets. Certain of our cash and cash equivalents, as well as our restricted cash balances, exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. We place our cash and cash equivalents and restricted cash in what we believe are credit-worthy financial institutions and certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. Additionally, we actively monitor the credit risk of our counterparties, including our receivables, commodity and derivative transactions. Our accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the U.S. We generally have not collected collateral for accounts receivable from utilities and end-user customers; however, we may require collateral in the future. For financial and commodity derivative counterparties, we evaluate the net accounts receivable, accounts payable and fair value of commodity contracts and may require security deposits, cash margin or letters of credit to be posted if our exposure reaches a certain level or their credit rating declines.

Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At March 31, 2011, and December 31, 2010, we had cash and cash equivalents of $295 million and $269 million, respectively, that were subject to such project finance facilities and lease agreements.

Restricted Cash — Certain of our debt agreements, lease agreements or other operating agreements require us to establish and maintain segregated cash accounts, the use of which are restricted. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases or with applicable regulatory requirements. Funds that can be used to satisfy obligations due during the next 12 months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on our Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Cash Flows. The table below represents the components of our restricted cash as of March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011			December 31, 2010
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$36	$24	$60	$44	$25	$69
Rent reserve	3	—	3	22	5	27
Construction/major maintenance	50	12	62	35	14	49
Security/project/insurance	42	8	50	75	7	82
Other	17	4	21	19	2	21
Total	$148	$48	$196	$195	$53	$248

Inventory — At March 31, 2011, and December 31, 2010, we had inventory of $231 million and $262 million, respectively. Inventory primarily consists of spare parts, stored natural gas and fuel oil, emission reduction credits and natural gas exchange imbalances. Inventory, other than spare parts, is stated primarily at the lower of cost under the weighted average cost method or market value. Spare parts inventory is valued at weighted average cost and are expensed to plant operating expense or capitalized to property, plant and equipment as the parts are utilized and consumed.

Property, Plant and Equipment — As of March 31, 2011, and December 31, 2010, the components of property, plant and equipment were stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2011	December 31, 2010
Buildings, machinery and equipment	$14,898	$14,578
Geothermal properties	1,113	1,102
Other	268	273
	16,279	15,953
Less: Accumulated depreciation	3,813	3,690
	12,466	12,263
Land	94	93
Construction in progress	405	622
Property, plant and equipment, net	$12,965	$12,978

2.   Acquisitions, Divestitures and Discontinued Operations

Conectiv Acquisition

On July 1, 2010, we, through our indirect, wholly owned subsidiary NDH, completed the Conectiv Acquisition. The assets acquired include 18 operating power plants and the York Energy Center that was under construction and achieved COD for natural gas-fired generation on March 2, 2011, totaling approximately 4,490 MW of capacity (including completion of scheduled upgrades). We did not acquire Conectiv’s trading book, load serving auction obligations or collateral requirements. Additionally, we did not assume any of Conectiv’s off-site environmental liabilities, environmental remediation liabilities in excess of $10 million related to assets located in New Jersey that are subject to ISRA, or pre-close accumulated pension and retirement welfare liabilities; however, we did assume pension liabilities on future services and compensation increases for past services for approximately 129 union employees who joined Calpine as a result of the Conectiv Acquisition. The net proceeds of $1.3 billion received from the NDH Project Debt were used, together with available operating cash, to pay the Conectiv Acquisition purchase price of approximately $1.64 billion and also fund a cash contribution from Calpine Corporation to NDH of $110 million to fund completion of the York Energy Center.

The Conectiv Acquisition provided us with a significant presence in the Mid-Atlantic market, one of the most robust competitive power markets in the U.S., and positioned us with three scale markets instead of two (California and Texas) giving us greater geographic diversity. We accounted for the Conectiv Acquisition under the acquisition method of accounting in accordance with U.S. GAAP.

The following table summarizes the consideration transferred for the Conectiv Acquisition and the preliminary values we assigned to the net assets acquired (in millions). Our preliminary values assigned below are still subject to finalization of environmental site investigation/remediation reports, which is expected during the second quarter of 2011. Our depreciation expense included for the three months ended March 31, 2011, on the assets we obtained in the Conectiv Acquisition is based upon the preliminary values assigned below and represents our best estimate. Future changes, if any, to the values assigned could change our estimates of our depreciation expense in future periods; however, such changes, if any, are not expected to be material. We do not anticipate any significant goodwill will be recognized as a result of this acquisition.

Consideration	$1,640

Preliminary values of identifiable assets acquired and liabilities assumed:
Assets:
Current assets	$81
Property, plant and equipment, net	1,568
Other long-term assets	85
Total assets acquired	1,734
Liabilities:
Current liabilities	46
Long-term liabilities	48
Total liabilities assumed	94
Net assets acquired	$1,640

Sale of Blue Spruce and Rocky Mountain

On December 6, 2010, we, through our wholly owned subsidiaries Riverside Energy Center, LLC and Calpine Development Holdings, Inc., completed the sale of 100% of our ownership interests in Blue Spruce and Rocky Mountain for approximately $739 million, and we recorded a pre-tax gain of approximately $209 million during the fourth quarter of 2010. The results of operations for Blue Spruce and Rocky Mountain are reported as discontinued operations on our Consolidated Condensed Statement of Operations for the three months ended March 31, 2010.

The table below presents the components of our discontinued operations for the period presented (in millions):

Three Months Ended
March 31, 2010
Operating revenues	$25
Income from discontinued operations before taxes	$8
Less: Income tax expense	—
Discontinued operations, net of tax	$8

3.  Variable Interest Entities and Unconsolidated Investments

We consolidate all of our VIEs where we have determined that we are the primary beneficiary. We have the following types of VIEs consolidated in our financial statements:

Subsidiaries with Project Debt — All of our subsidiaries that have project debt have PPAs that provide financial support and are thus considered VIEs. We retain ownership and absorb the full risk of loss and potential for reward once the project debt is paid in full. Actions by the lender to assume control of collateral can occur only under limited circumstances such as upon the occurrence of an event of default, which we have determined to be unlikely. See Note 5 for further information regarding our project debt and Note 1 for information regarding our restricted cash balances.

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

Consolidation of VIEs and VIE Disclosures

We consolidate our VIEs where we determine that we have both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE. We have determined that we hold the obligation to absorb losses and receive benefits in all of our VIEs where we hold the majority equity interest. Therefore, our determination is based upon which variable interest holder has the power to direct the most significant activities of the VIE (the primary beneficiary). Our analysis includes consideration of the following primary activities which we believe to have a significant impact on a power plant’s financial performance: operations and maintenance, plant dispatch, fuel strategy as well as our ability to control or influence contracting and overall plant strategy. Our approach to determining which entity holds the powers and rights was based on powers held as of the balance sheet date. Contractual terms that will apply in future periods, such as a purchase or sale option, are not considered in our analysis. Based on our analysis, we believe that we hold the power and rights to direct the most significant activities of all our wholly owned VIEs.

Under our consolidation policy and under U.S. GAAP we also:

•	perform an ongoing reassessment each reporting period of whether we are the primary beneficiary of our VIEs; and

•
evaluate if an entity is a VIE and whether we are the primary beneficiary whenever any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of a VIE that most significantly impact the VIE’s economic performance.

There were no changes to our determination of whether we are the primary beneficiary of our VIEs during the first quarter of 2011; however, repayment of the NDH Project Debt did result in the determination that NDH is no longer a VIE.

U.S. GAAP also requires separate disclosure on the face of our Consolidated Condensed Balance Sheets of the significant assets of a consolidated VIE that can only be used to settle obligations of the consolidated VIE and the significant liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. In determining which assets of our VIEs met the separate disclosure criteria, we determined this separate disclosure requirement was met where Calpine Corporation was substantially limited or prohibited from access to assets (primarily cash and cash equivalents, restricted cash and property, plant and equipment), where the VIE was not a guarantor or grantor under our primary debt facilities (our First Lien Notes, Corporate Revolving Facility and Term Loan) and where there were prohibitions of the VIE under agreements that prohibited guaranteeing the debt of Calpine Corporation or its other subsidiaries and where the amounts were material to our financial statements. In determining which liabilities of our VIEs met the separate disclosure criteria, we reviewed all of our VIEs and determined this separate disclosure requirement was met where our VIEs had project financing that prohibits the VIE from providing guarantees on the debt of others, where Calpine Corporation has not provided a corporate guarantee and where the amounts were material to our financial statements.

The VIEs meeting the above disclosure criteria are wholly owned subsidiaries of Calpine Corporation and include natural gas-fired power plants with an aggregate capacity of approximately 9,150 MW and 13,553 MW at March 31, 2011 and December 31, 2010, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements between the VIEs, Calpine Corporation and its other wholly owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Calpine Corporation provided support to our other VIEs in the form of other cash contributions other than amounts contractually required of nil and $1 million during the three months ended March 31, 2011 and 2010, respectively.

Unconsolidated VIEs and Investments

We have a 50% partnership interest in Greenfield LP and in Whitby where we do not have the power to direct the most significant activities of these entities and therefore do not consolidate them. Greenfield LP and Whitby are also VIEs. We account for these entities under the equity method of accounting and include our net equity interest in investments on our Consolidated Condensed Balance Sheets as we exercise significant influence over their operating and financial policies. Our ownership interest in the net income for Greenfield LP and Whitby for the three months ended March 31, 2011 and 2010, are recorded in income from unconsolidated investments in power plants. At March 31, 2011, and December 31, 2010, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of March 31, 2011	March 31, 2011	Our Maximum Exposure to Loss at March 31, 2011 (1)	December 31, 2010
Greenfield LP	50%	$91	$91	$77
Whitby	50%	7	7	3
Total investments		$98	$98	$80
_________
(1)
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. While we also could be responsible for our pro rata portion of debt, holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries. The debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. As of March 31, 2011, and December 31, 2010, equity method investee debt was approximately $502 million and $494 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $251 million and $247 million as of March 31, 2011 and December 31, 2010, respectively.

The following table sets forth details of our income from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010
Greenfield LP	$5	$4
Whitby	4	3
Total	$9	$7

Greenfield LP — Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired power plant in Ontario, Canada. We and Mitsui & Co., Ltd. each hold a 50% interest in Greenfield LP. Greenfield LP holds an 18-year term loan in the amount of CAD $648 million. Borrowings under the project finance facility bear interest at Canadian LIBOR plus 1.125% or Canadian prime rate plus 0.125%. Distributions from Greenfield LP were nil during the three months ended March 31, 2011 and 2010.

Whitby — Whitby is a limited partnership between certain subsidiaries of ours and Atlantic Packaging Ltd., which operates the Whitby facility, a 50 MW natural gas-fired simple cycle cogeneration facility in Ontario, Canada. We and Atlantic Packaging Ltd. each hold a 50% partnership interest in Whitby. Distributions from Whitby were nil during the three months ended March 31, 2011 and 2010.

Inland Empire Energy Center Put and Call Options — We hold a call option to purchase the Inland Empire Energy Center (a 775 MW natural gas-fired power plant located in California, which achieved COD on May 3, 2010) from GE that may be exercised between years 7 and 14 after the start of commercial operation. GE holds a put option whereby they can require us to purchase the power plant, if certain plant performance criteria are met during year 15 after the start of commercial operation. We determined that we were not the primary beneficiary of the Inland Empire power plant, and we do not consolidate it due to, but not limited to, the fact that GE directs the most significant activities of the power plant including operations and maintenance.

4.  Comprehensive Income (Loss)

Comprehensive income (loss) includes our net loss, unrealized gains and losses from derivative instruments, net of tax that qualify as cash flow hedges, our share of equity method investees’ OCI and the effects of foreign currency translation adjustments. See Note 7 for further discussion of our accounting for derivative instruments designated as cash flow hedges and the related amounts recorded in OCI. We report AOCI on our Consolidated Condensed Balance Sheets. The table below details the components of our comprehensive income (loss) for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010
Net loss	$(296)	$(48)
Other comprehensive income:
Gain on cash flow hedges before reclassification adjustment for cash flow hedges realized in net loss	31	101
Reclassification adjustment for cash flow hedges realized in net loss	75	14
Foreign currency translation gain	1	2
Income tax (expense) benefit	(34)	14
Comprehensive income (loss)	(223)	83
Add: Comprehensive (income) loss attributable to the noncontrolling interest	(1)	1
Comprehensive income (loss) attributable to Calpine	$(224)	$84

5.  Debt

Our debt at March 31, 2011, and December 31, 2010, was as follows (in millions):

	March 31, 2011	December 31, 2010
First Lien Notes(1)	$5,891	$4,691
Project financing, notes payable and other	1,858	1,922
Term Loan(2)	1,300	—
NDH Project Debt(2)	—	1,258
First Lien Credit Facility(1)	—	1,184
CCFC Notes	966	965
Capital lease obligations	235	236
Total debt	10,250	10,256
Less: Current maturities	227	152
Debt, net of current portion	$10,023	$10,104
__________
(1)	On January 14, 2011, we repaid and terminated the First Lien Credit Facility with the issuance of the 2023 First Lien Notes as discussed below.

(2)	On March 9, 2011, we borrowed $1.3 billion under the Term Loan and repaid and terminated the NDH Project Debt as discussed below.

Our First Lien Notes and Termination of the First Lien Credit Facility

Our First Lien Notes are summarized in the table below (in millions):

	March 31,	December 31
	2011	2010
2017 First Lien Notes	$1,200	$1,200
2019 First Lien Notes	400	400
2020 First Lien Notes	1,091	1,091
2021 First Lien Notes	2,000	2,000
2023 First Lien Notes(1)	1,200	—
Total First Lien Notes	$5,891	$4,691
__________
(1)
On January 14, 2011, we issued $1.2 billion in aggregate principal amount of 7.875% senior secured notes due 2023 in a private placement. The 2023 First Lien Notes bear interest at 7.875% payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2011. The 2023 First Lien Notes will mature on January 15, 2023.

Following our emergence from Chapter 11, our First Lien Credit Facility served as our primary debt facility. Beginning in late 2009, we repaid or exchanged our First Lien Credit Facility term loans through proceeds received from the issuances of the First Lien Notes, together with operating cash. On January 14, 2011, we repaid the remaining approximately $1.2 billion from the issuance of the 2023 First Lien Notes, together with operating cash, thereby terminating the First Lien Credit Facility in accordance with its terms.

Our First Lien Notes are secured equally and ratably with indebtedness incurred under our Corporate Revolving Facility and Term Loan (described below), subject to certain exceptions and permitted liens, on substantially all of our and certain of the guarantors’ existing and future assets. Additionally, our First Lien Notes rank equally in right of payment with all of our and the guarantors’ other existing and future senior indebtedness, and will be effectively subordinated in right of payment to all existing and future liabilities of our subsidiaries that do not guarantee our First Lien Notes. Repayment of the NDH Project Debt also eliminated the restrictions for our NDH subsidiaries to be guarantors to our First Lien Notes and Corporate Revolving Facility. On March 9, 2011, we executed assumption agreements to the amended and restated guarantee and collateral agreement, to add our NDH subsidiaries as guarantors to the Corporate Revolving Facility. On April 26, 2011, we executed supplemental indentures for the First Lien Notes to add the NDH subsidiaries as guarantors.

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

We recorded approximately $19 million in debt extinguishment costs during the three months ended March 31, 2011, from the write-off of unamortized deferred financing costs related to the repayment and termination of the First Lien Credit Facility. We recorded approximately $22 million of deferred financing costs during the three months ended March 31, 2011 related to the issuance of the 2023 First Lien Notes.

The Term Loan and Repayment of the NDH Project Debt

On March 9, 2011, we entered into and borrowed $1.3 billion under the Term Loan. We used the net proceeds received, together with operating cash on hand to fully retire the approximately $1.3 billion NDH Project Debt in accordance with its repayment terms. The NDH Project Debt was originally established to partially fund the Conectiv Acquisition.

The Term Loan provides for a senior secured term loan facility in an aggregate principal amount of $1.3 billion and bears interest, at our option, at either (i) the base rate, equal to the higher of the Federal Funds effective rate plus 0.5% per annum or the Prime Rate (as such terms are defined in the Term Loan credit agreement), plus an applicable margin of 2.25%, or (ii) LIBOR plus 3.25% per annum subject to a LIBOR floor of 1.25%.

An aggregate amount equal to 0.25% of the aggregate principal amount of the Term Loan will be payable at the end of each quarter commencing on June 30, 2011, with the remaining balance payable on the maturity date  (April 1, 2018). We may elect from time to time to convert all or a portion of the Term Loan from initial LIBOR rate loans to base rate loans or vice versa. In addition, we may at any time, and from time to time, prepay the Term Loan, in whole or in part, without premium or penalty, upon irrevocable notice to the administrative agent. We may also reprice the Term Loan, subject to approval from the Lenders and subject to a 1% premium if a repricing transaction occurs prior to the first anniversary of the closing date. We may elect to extend the maturity of any term loans under the Term Loan, in whole or in part subject to approval from those lenders holding such term loans.

The Term Loan is subject to certain qualifications and exceptions, similar to our First Lien Notes.

If a change of control triggering event occurs, the Company shall notify the Administrative Agent in writing and shall make an offer to prepay the entire principal amount of the Term Loan outstanding within thirty (30) days after the date of such change of control triggering event.

In connection with the Term Loan, the Company and its subsidiaries (subject to certain exceptions) have made certain representations and warranties and are required to comply with various affirmative and negative covenants. The Term Loan is subject to customary events of default included in financing transactions, including, among others, failure to make payments when due, certain defaults under other material indebtedness, breach of certain covenants, breach of certain representations and warranties, involuntary or voluntary bankruptcy, and material judgments. If an event of default arises from certain events of bankruptcy or insolvency, all amounts outstanding under the Term Loan will become due and payable immediately without further action or notice. If other events of default arise (as defined in the Credit Agreement) and are continuing, the lenders holding more than 50% of the outstanding Term Loan amounts (as defined in the Credit Agreement) may declare all the Term Loan amounts outstanding to be due and payable immediately.

In connection with the Term Loan, we recorded deferred financing costs of approximately $12 million on our Consolidated Condensed Balance Sheet at March 31, 2011, and we recorded approximately $74 million in debt extinguishment costs for the three months ended March 31, 2011, which includes approximately $36 million from the write-off of unamortized deferred financing costs, the write-off of approximately $25 million of debt discount and approximately $13 million in prepayment premiums related to the NDH Project Debt.

Corporate Revolving Facility and Other Letter of Credit Facilities

The table below represents amounts issued under our letter of credit facilities as of March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Corporate Revolving Facility(1)	$433	$443
Calpine Development Holdings, Inc.	195	165
NDH Project Debt credit facility(2)	—	34
Various project financing facilities	58	69
Total	$686	$711
__________
(1)
When we entered into our $1.0 billion Corporate Revolving Facility on December 10, 2010, the letters of credit issued under our First Lien Credit Facility were either replaced with letters of credit issued by our Corporate Revolving Facility or back-stopped by an irrevocable standby letter of credit issued by Deutsche Bank AG New York Branch. Our letters of credit under our Corporate Revolving Facility as of December 31, 2010 include those that were back-stopped of approximately $83 million. The back-stopped letters of credit were returned and extinguished during the first quarter of 2011.

(2)	We repaid and terminated the NDH Project Debt on March 9, 2011.

The Corporate Revolving Facility represents our primary revolving facility. Borrowings under the Corporate Revolving Facility bear interest, at our option, at either a base rate or LIBOR rate (with the exception of any swingline borrowings, which bear interest at the base rate). Base rate borrowings shall be at the base rate, plus an applicable margin ranging from 2.00% to 2.25% as provided in the Corporate Revolving Facility credit agreement. Base rate is defined as the higher of (i) the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus 0.50% and (ii) the rate the administrative agent announces from time to time as its prime per annum rate. LIBOR rate borrowings shall be at the British Bankers’ Association Interest Settlement Rates for the interest period as selected by us as a one, two, three, six or, if agreed by all relevant lenders, nine or twelve month interest period, plus an applicable margin ranging from 3.00% to 3.25%. Interest payments are due on the last business day of each calendar quarter for base rate loans and the earlier of (i) the last day of the interest period selected or (ii) each day that is three months (or a whole multiple thereof) after the first day for the interest period selected for LIBOR rate loans. Letter of credit fees for issuances of letters of credit include fronting fees equal to that percentage per annum as may be separately agreed upon between us and the issuing lenders and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. Drawings under letters of credit shall be repaid within 2 business days or be converted into borrowings as provided in the Corporate Revolving Facility credit agreement. We will incur an unused commitment fee ranging from 0.50% to 0.75% on the unused amount of commitments under the Corporate Revolving Facility.

The Corporate Revolving Facility does not contain any requirements for mandatory prepayments, except in the case of certain designated asset sales in excess of $3.0 billion in the aggregate. However, we may voluntarily repay, in whole or in part, the Corporate Revolving Facility, together with any accrued but unpaid interest, with prior notice and without premium or penalty. Amounts repaid may be reborrowed, and we may also voluntarily reduce the commitments under the Corporate Revolving Facility without premium or penalty. The Corporate Revolving Facility matures December 10, 2015.

The Corporate Revolving Facility is guaranteed and secured by each of our current domestic subsidiaries that was a guarantor under the First Lien Credit Facility and will also be additionally guaranteed by our future domestic subsidiaries that are required to provide such a guarantee in accordance with the terms of the Corporate Revolving Facility. The Corporate Revolving Facility ranks equally in right of payment with all of our and the guarantors’ other existing and future senior indebtedness and will be effectively subordinated in right of payment to all existing and future liabilities of our subsidiaries that do not guarantee the Corporate Revolving Facility. The Corporate Revolving Facility also requires compliance with financial covenants that include a minimum cash interest coverage ratio and a maximum net leverage ratio.

Fair Value of Debt

We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative U.S. GAAP provisions of the fair value option for recording financial assets and financial liabilities. We measured the fair value of our debt instruments as of March 31, 2011, and December 31, 2010, using market information including credit default swap rates and historical default information, quoted market prices or dealer quotes for the identical liability when traded as an asset and discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements. The following table details the fair values and carrying values of our debt instruments as of March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Notes(1)	$6,133	$5,891	$4,695	$4,691
Project financing, notes payable and other(2)	1,634	1,668	1,673	1,708
Term Loan(1)	1,311	1,300	—	—
NDH Project Debt(1)	—	—	1,303	1,258
First Lien Credit Facility(1)	—	—	1,182	1,184
CCFC Notes	1,088	966	1,067	965
Total	$10,166	$9,825	$9,920	$9,806
 _________
(1)
On March 9, 2011, we repaid and terminated the NDH Project Debt with proceeds received from the Term Loan, and on January 14, 2011, we repaid and terminated the First Lien Credit Facility with the issuance of the 2023 First Lien Notes as discussed above.

(2)	Excludes leases that are accounted for as failed sale-leaseback transactions under U.S. GAAP and included in our project financing, notes payable and other balance.

6.  Assets and Liabilities with Recurring Fair Value Measurements

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

We utilize market data, such as pricing services and broker quotes, and assumptions that we believe market participants would use in pricing our assets or liabilities including assumptions about risks and the risks inherent to the inputs in the valuation technique. These inputs can be either readily observable, market corroborated or generally unobservable. The market data obtained from broker pricing services is evaluated to determine the nature of the quotes obtained and, where accepted as a reliable quote, used to validate our assessment of fair value; however, other qualitative assessments can also be used to determine the level of activity in any given market. We primarily apply the market approach and income approach for recurring fair value measurements and utilize what we believe to be the best available information. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observability of those inputs.

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

The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011, and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels.

	Assets and Liabilities with Recurring Fair Value Measures as of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,449	$—	$—	$1,449
Margin deposits	135	—	—	135
Commodity instruments:
Commodity futures contracts	469	—	—	469
Commodity forward contracts(2)	—	268	45	313
Interest rate swaps	—	2	—	2
Total assets	$2,053	$270	$45	$2,368

Liabilities:
Margin deposits held by us posted by our counterparties	$23	$—	$—	$23
Commodity instruments:
Commodity futures contracts	451	—	—	451
Commodity forward contracts(2)	—	173	33	206
Interest rate swaps	—	334	—	334
Total liabilities	$474	$507	$33	$1,014

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,297	$—	$—	$1,297
Margin deposits	162	—	—	162
Commodity instruments:
Commodity futures contracts	550	—	—	550
Commodity forward contracts(2)	—	287	54	341
Interest rate swaps	—	4	—	4
Total assets	$2,009	$291	$54	$2,354

Liabilities:
Margin deposits held by us posted by our counterparties	$6	$—	$—	$6
Commodity instruments:
Commodity futures contracts	574	—	—	574
Commodity forward contracts(2)	—	119	24	143
Interest rate swaps	—	371	—	371
Total liabilities	$580	$490	$24	$1,094
__________
(1)
As of March 31, 2011, and December 31, 2010, we had cash equivalents of $1,279 million and $1,094 million included in cash and cash equivalents and $170 million and $203 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$30	$38
Realized and unrealized gains (losses):
Included in net income (loss):
Included in operating revenues(1)	(6)	24
Included in fuel and purchased energy expense(2)	—	(1)
Included in OCI	1	8
Purchases, issuances, sales and settlements:
Settlements	(13)	(12)
Transfers into and/or out of level 3(3)	—	—
Balance, end of period	$12	$57

Change in unrealized gains (losses) relating to instruments still held at end of period	$(6)	$23
__________
(1)	For power contracts and Heat Rate swaps and options, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no significant transfers into/out of level 1, level 2 or level 3 during the three months ended March 31, 2011 and 2010.

7.  Derivative Instruments

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

As of March 31, 2011, the maximum length of our PPAs extends approximately 24 years into the future and the maximum length of time over which we were hedging using commodity and interest rate derivative instruments was 2 and 15 years, respectively.

As of March 31, 2011, and December 31, 2010, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify under the normal purchase normal sale exemption were as follows (in millions):

	Notional Amounts
Derivative Instruments	March 31, 2011	December 31, 2010
Power (MWh)	(45)	(50)
Natural gas (MMBtu)	92	31
Interest rate swaps(1)	$5,466	$6,171
__________
(1)	Approximately $4.3 billion and $3.3 billion at March 31, 2011 and December 31, 2010, respectively, related to variable rate debt that was converted to fixed rate debt in 2011 and 2010.

Certain of our derivative instruments contain credit-contingent provisions that require us to maintain our current credit rating or higher from each of the major credit rating agencies. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty(ies) to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit rating level downgrade would be material. The aggregate fair value of our derivative liabilities with credit-contingent provisions as of March 31, 2011, was $78 million for which we have posted collateral of $10 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our Corporate Revolving Facility. If our credit rating were downgraded, we estimate that additional collateral of approximately $8 million would be required and that no counterparty could request immediate, full settlement.

Accounting for Derivative Instruments

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption. For transactions in which we elect the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Condensed Statements of Operations until the settlement dates. Revenues and fuel costs derived from instruments that qualify for hedge accounting or represent an economic hedge are recorded in the same period and in the same financial statement line item as the item being hedged. Hedge accounting requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We present the cash flows from our derivatives in the same category as the item being hedged within operating activities or investing activities (in the case of settlements for our interest rate swaps formerly hedging our First Lien Credit Facility term loans) on our Consolidated Condensed Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.

Cash Flow Hedges — We report the effective portion of the unrealized gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness on commodity hedging instruments are included in unrealized mark-to-market gains and losses, and are recognized currently in earnings as a component of operating revenues (for power contracts and swaps), fuel and purchased energy expense (for natural gas contracts and swaps) and interest expense (for interest rate swaps except as discussed below). If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value are recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction impacts earnings, or until it is determined that the forecasted transaction is probable of not occurring. Upon repayment of our NDH Project Debt, we terminated and settled the interest rate swaps related to our NDH Project Debt and the impact was not material to our results of operations for the three months ended March 31, 2011. See Note 5 for further information about the repayment of the NDH Project Debt.

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

Interest Rate Swaps Formerly Hedging our First Lien Credit Facility — During 2010, we repaid approximately $3.5 billion of our First Lien Credit Facility term loans, which had approximately $3.3 billion notional amount of interest rate swaps hedging the scheduled variable interest payments, and in January 2011, we repaid the remaining approximately $1.2 billion of First Lien Credit Facility term loans which had approximately $1.0 billion notional amount of interest rate swaps hedging the scheduled variable interest payments. With the repayment of the remaining First Lien Credit Facility term loans, the remaining unrealized losses of approximately $91 million in AOCI related to the interest swaps formerly hedging the First Lien Credit Facility, were reclassified out of AOCI and into income as an additional (gain) loss on interest rate derivatives, net, during the three months ended March 31, 2011. For accounting purposes, we have presented the reclassification of unrealized losses from AOCI into income, realized swap settlements subsequent to the reclassification date and the changes in fair value subsequent to the reclassification date of the interest rate swaps formerly hedging our First Lien Credit Facility described above separate from interest expense as (gain) loss on interest rate derivatives, net on our Consolidated Condensed Statement of Operations. We also have determined that, based upon current market conditions and consistent with our risk management policy, liquidation of these interest rate swaps is not economically beneficial and additional future losses are limited. Accordingly, we have elected to retain and hold these interest rate swap positions at this time.

Derivatives Included on Our Consolidated Condensed Balance Sheets

The following tables present the fair values of our net derivative instruments recorded on our Consolidated Condensed Balance Sheets by hedge type and location at March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011
			Total
Balance Sheet Presentation	Interest Rate	Commodity	Derivative
	Swaps	Instruments	Instruments
Current derivative assets	$—	$649	$649
Long-term derivative assets	2	133	135
Total derivative assets	$2	$782	$784

Current derivative liabilities	$200	$516	$716
Long-term derivative liabilities	134	141	275
Total derivative liabilities	$334	$657	$991
Net derivative assets (liabilities)	$(332)	$125	$(207)

	December 31, 2010
			Total
Balance Sheet Presentation	Interest Rate	Commodity	Derivative
	Swaps	Instruments	Instruments
Current derivative assets	$—	$725	$725
Long-term derivative assets	4	166	170
Total derivative assets	$4	$891	$895

Current derivative liabilities	$197	$521	$718
Long-term derivative liabilities	174	196	370
Total derivative liabilities	$371	$717	$1,088
Net derivative assets (liabilities)	$(367)	$174	$(193)

	March 31, 2011		December 31, 2010
	Fair Value	Fair Value	Fair Value	Fair Value
	of Derivative	of Derivative	of Derivative	of Derivative
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$44	$2	$143
Commodity instruments	152	40	161	52
Total derivatives designated as cash flow hedging instruments	$152	$84	$163	$195

Derivatives not designated as hedging instruments:
Interest rate swaps	$2	$290	$2	$228
Commodity instruments	630	617	730	665
Total derivatives not designated as hedging instruments	$632	$907	$732	$893
Total derivatives	$784	$991	$895	$1,088

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

The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments not designated as hedging instruments and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010
Realized gain (loss)
Interest rate swaps	$(46)	$(6)
Commodity derivative instruments	10	(7)
Total realized gain (loss)	$(36)	$(13)

Unrealized gain (loss) (1)
Interest rate swaps	$(62)	$(3)
Commodity derivative instruments	(65)	112
Total unrealized gain (loss)	$(127)	$109
Total mark-to-market activity	$(163)	$96
__________
(1)
Changes in unrealized gain (loss) include de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into income, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2011	2010
Realized and unrealized gain (loss)
Power contracts included in operating revenues	$(57)	$(29)
Natural gas contracts included in fuel and purchased energy expense	2	134
Interest rate swaps included in interest expense	1	2
Gain (loss) on interest rate derivatives, net	(109)	(11)
Total mark-to-market activity	$(163)	$96

Derivatives Included in Our OCI and AOCI

The following tables detail the effect of our net derivative instruments that qualify for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010	2011	2010		2011	2010
	Gain (Loss) Recognized in		Gain (Loss) Reclassified from AOCI			Gain (Loss) Reclassified from AOCI
	OCI (Effective Portion)		into Income (Effective Portion)(2)			into Income (Ineffective Portion)
Commodity derivative instruments	$3	$126	$26	(1)	$46 (1)	$—	$(1	)(1)
Interest rate swaps	103	(11)	(101	)(3)	(60)	—	(1)
Total	$106	$115	$(75)		$(14)	$—	$(2)
__________
(1)	Included in operating revenues and fuel and purchased energy expense on our Consolidated Condensed Statements of Operations.

(2)	Cumulative cash flow hedge losses remaining in AOCI were $50 million and $122 million at March 31, 2011 and December 31, 2010.

(3)
Reclassification of loss from OCI to earnings made up of $10 million in losses from the reclassification of interest rate contracts due to settlement and $91 million in losses from interest rate contracts reclassified from OCI into earnings due to the refinance of variable rate First Lien Credit Facility term loans.

Assuming constant March 31, 2011, power and natural gas prices and interest rates, we estimate that pre-tax net gains of $76 million would be reclassified from AOCI into our net income during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in natural gas and power prices as well as interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI to our net income (positive or negative) will be for the next 12 months.

8.  Use of Collateral

We use margin deposits, prepayments and letters of credit as credit support with and from our counterparties for commodity procurement and risk management activities. In addition, we have granted additional first priority liens on the assets currently subject to first priority liens under our Corporate Revolving Facility as collateral under certain of our power and natural gas agreements that qualify as “eligible commodity hedge agreements” under our Corporate Revolving Facility and certain of our interest rate swap agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements. The counterparties under such agreements share the benefits of the collateral subject to such first priority liens ratably with the lenders under our Corporate Revolving Facility, First Lien Notes and Term Loan.

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Margin deposits(1)	$135	$162
Natural gas and power prepayments	49	43
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$184	$205

Letters of credit issued(3)	$499	$588
First priority liens under power and natural gas agreements(4)	—	—
First priority liens under interest rate swap agreements	314	356
Total letters of credit and first priority liens with our counterparties	$813	$944

Margin deposits held by us posted by our counterparties(1)(5)	$23	$6
Letters of credit posted with us by our counterparties	32	66
Total margin deposits and letters of credit posted with us by our counterparties	$55	$72
__________
(1)
Balances are subject to master netting arrangements and presented on a gross basis on our Consolidated Condensed Balance Sheets. We do not offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation.

(2)
At March 31, 2011, and December 31, 2010, $161 million and $183 million were included in margin deposits and other prepaid expense, respectively, and $23 million and $22 million were included in other assets at March 31, 2011 and December 31, 2010, respectively, on our Consolidated Condensed Balance Sheets.

(3)
When we entered into our Corporate Revolving Facility on December 10, 2010, the letters of credit issued under our First Lien Credit Facility were either replaced by letters of credit issued by the Corporate Revolving Facility or back-stopped by an irrevocable standby letter of credit issued by Deutsche Bank AG New York Branch. Our letters of credit issued under our Corporate Revolving Facility used for our commodity procurement and risk management activities as of December 31, 2010 include those that were back-stopped of approximately $63 million. The back-stopped letters of credit were returned and extinguished during the first quarter of 2011.

(4)
At March 31, 2011, and December 31, 2010, the fair value of our commodity derivative instruments collateralized by first priority liens included assets of $164 million and $193 million, respectively; therefore, there was no collateral exposure at March 31, 2011, or December 31, 2010.

(5)	Included in other current liabilities on our Consolidated Condensed Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

9.  Income Taxes

Consolidation of CCFC and Calpine Tax Reporting Groups — For federal income tax reporting purposes, our historical tax reporting group was comprised primarily of two separate groups, CCFC and its subsidiaries, which we referred to as the CCFC group, and Calpine Corporation and its subsidiaries other than CCFC, which we referred to as the Calpine group. During the first quarter of 2011, we elected to consolidate our CCFC and Calpine groups for federal income tax reporting purposes and Calpine will file a consolidated federal income tax return for the year ended December 31, 2011 that will include the CCFC group. As a result of the consolidation, the CCFC group deferred tax liabilities will be eligible to offset existing Calpine group NOLs that were reserved by a valuation allowance. Accordingly, we recorded a one-time federal deferred income tax benefit of approximately $76 million during the three months ended March 31, 2011 to reduce our valuation allowance. For the three months ended March 31, 2010, the CCFC group was deconsolidated from the Calpine Corporation for federal income tax reporting purposes.

For the three months ended March 31, 2011 and 2010, we used the effective rate method to determine both the CCFC and Calpine groups’ tax provision, as applicable; however, our income tax rates did not bear a customary relationship to statutory income tax rates primarily as a result of the consolidation of the CCFC and Calpine groups for 2011, the impact of state income taxes, changes in unrecognized tax benefits, the Calpine group valuation allowance and intraperiod tax allocations.

The table below shows our consolidated income tax expense (benefit) from continuing operations (excluding non-controlling interest), and our imputed tax rates, as well as intraperiod tax allocations for the periods indicated (in millions):

	Three Months Ended March 31,
	2011		2010
Income tax expense (benefit)	$(83	)(1)	$11
Imputed tax rate		22%	(25)%
Intraperiod tax allocation expense (benefit)		$(34)	$14
__________
(1)
Represents approximately $76 million related to the election to consolidate our CCFC and Calpine groups for federal income tax reporting purposes and $34 million related to intraperiod tax allocation tax benefits offset by approximately $27 million of state and foreign tax expense.

Intraperiod Tax Allocation — In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense (benefit) to continuing operations due to current OCI gains. The following table details the effects of our intraperiod tax allocations for the three months ended March 31, 2011 and 2010 (in millions):

	Included in OCI		Included in income before discontinued operations
	2011	2010	2011	2010
Intraperiod tax allocation expense (benefit)	$34	$(14)	$(34)	$14

Valuation Allowance — U.S. GAAP requires that we consider all available evidence, both positive and negative, and tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Due to our history of losses in prior periods, we are unable to assume future profits; however, since our emergence from Chapter 11, we are able to consider available tax planning strategies.

Unrecognized Tax Benefits and Liabilities — As of March 31, 2011, we had unrecognized tax benefits of $88 million. If recognized, $41 million of our unrecognized tax benefits could impact the annual effective tax rate and $47 million related to deferred tax assets could be offset against the recorded valuation allowance resulting in no impact to our effective tax rate. We also had accrued interest and penalties of $20 million for income tax matters as of March 31, 2011. The amount of unrecognized tax benefits as of March 31, 2011 remained comparable to the amount of unrecognized tax benefits as of December 31, 2010. We believe it is reasonably possible that a decrease of approximately $14 million in unrecognized tax benefits could occur within the next 12 months primarily related to federal tax liabilities, interest and penalties.

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

Under state income tax laws, our NOL carryforwards can be utilized to reduce future taxable income subject to certain limitations, including if we were to undergo an ownership change as defined by Section 382 of the Internal Revenue Code. We are analyzing the effect of our change in ownership on the Effective Date for each of our significant states to determine the amount of our NOL limitation. The analysis will also determine our state NOLs expected to expire unutilized as a result of the cessation of business operations and changes in apportionment as of the Effective Date. Although our analysis is not complete, we believe that the statutory limitations on the use of some of our pre-emergence state NOLs will cause them to expire unutilized. We believe our analysis could result in a reduction of available state NOLs, which had a full valuation allowance as of March 31, 2011 and December 31, 2010. Upon completion of the analysis, we will reduce our deferred tax asset for state NOLs that we are unable to utilize and make an equal reduction in our valuation allowance. The result is not expected to have an effect on our income tax expense in 2011.

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

Income Tax Audits — We remain subject to various audits and reviews by taxing authorities; however, we do not expect these will have a material effect on our tax provision. Any NOLs we claim in future years to reduce taxable income could be subject to U.S. Internal Revenue Service examination regardless of when the NOLs occurred. Due to significant NOLs, any adjustment of state returns or federal returns from 2007 and forward would likely result in a reduction of deferred tax assets rather than a cash payment of income taxes.

10.  Loss per Share

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

As we incurred a net loss for the three months ended March 31, 2011 and 2010, diluted loss per share for these periods is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. We excluded the following potentially dilutive securities from our calculation of weighted average shares outstanding from diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(shares in thousands)
Share-based awards	14,696	14,264

11.  Stock-Based Compensation

The Calpine Equity Incentive Plans provide for the issuance of equity awards to all employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting options which vest over periods between one and five years, contain contractual terms of seven and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. As of March 31, 2011, there are 567,000 and 27,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively.

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

Stock-based compensation expense recognized was $5 million and $6 million for the three months ended March 31, 2011 and 2010, respectively. We did not record any tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the three months ended March 31, 2011 and 2010. At March 31, 2011, there was unrecognized compensation cost of $20 million related to options, $25 million related to restricted stock and nil related to restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years for options, 2.0 years for restricted stock and 0.1 years for restricted stock units. We issue new shares from our reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.

A summary of all of our non-qualified stock option activity for the Calpine Equity Incentive Plans for the three months ended March 31, 2011, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in millions)
Outstanding – December 31, 2010	17,164,890	$17.44	5.6	$8
Granted	895,442	$14.30
Exercised	811	$8.84
Forfeited	47,388	$11.23
Expired	87,983	$17.49
Outstanding – March 31, 2011	17,924,150	$17.30	5.6	$23
Exercisable – March 31, 2011	6,739,444	$19.12	5.6	$1
Vested and expected to vest – March 31, 2011	17,458,067	$17.42	5.5	$22

The total intrinsic value and the cash proceeds received from our employee stock options exercised were not significant for the three months ended March 31, 2011 and 2010.

The fair value of options granted during the three months ended March 31, 2011 and 2010, was determined on the grant date using the Black-Scholes pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table.

	2011	2010
Expected term (in years)(1)	6.5	6.5
Risk-free interest rate(2)	3.2%	3.1%
Expected volatility(3)	31%	35%
Dividend yield(4)	—	—
Weighted average grant-date fair value (per option)	$5.48	$4.64
__________
(1)	Expected term calculated using the simplified method prescribed by the SEC due to the lack of sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded stock options.

(4)	We have never paid any cash dividends on our common stock, and it is not anticipated that any cash dividends will be paid on our common stock in the near future.

No restricted stock or restricted stock units have been granted other than under the Calpine Equity Incentive Plans. A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the three months ended March 31, 2011, is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Awards	Fair Value
Nonvested – December 31, 2010	2,683,117	$11.16
Granted	1,576,037	$14.30
Forfeited	45,123	$11.67
Vested	394,819	$14.96
Nonvested – March 31, 2011	3,819,212	$12.05

The total fair value of our restricted stock and restricted stock units that vested during the three months ended March 31, 2011 and 2010, was $6 million and $4 million, respectively.

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

Pit River Tribe, et al. v. Bureau of Land Management, et al. — On June 17, 2002, the Pit River Tribe filed suit against the BLM and other federal agencies in the U.S. District Court for the Eastern District of California seeking to enjoin further exploration, construction and development of the Calpine Four-Mile Hill Project in the Glass Mountain and Medicine Lake geothermal areas. The complaint challenged the validity of the decisions of the BLM and the U.S. Forest Service to permit the development of the proposed project under two geothermal mineral leases previously issued by the BLM. The lawsuit also sought to invalidate the leases. Only declaratory and equitable relief was sought.

On November 5, 2006, the U.S. Court of Appeals for the Ninth Circuit issued a decision granting the plaintiffs relief by holding that the BLM had not complied with the National Environmental Policy Act, and other procedural requirements and, therefore, held that the lease extensions were invalid. The Ninth Circuit remanded the matter back to the U.S. District Court to implement its decision. On December 22, 2008, the District Court in turn remanded this matter back to federal agencies for curative action, including whether the leases may be extended. Before the agencies could reconsider, the Pit River Tribe appealed the District Court’s decision on the basis the original Ninth Circuit decision purportedly invalidated the leases, and therefore, the Pit River Tribe argued, the Ninth Circuit did not give the District Court latitude to grant an extension of the leases. Oral argument on the Tribe’s appeal was held in the Ninth Circuit on March 10, 2010. On August 2, 2010, the Ninth Circuit ruled in favor of BLM and Calpine Corporation, concluding that the BLM may properly reconsider its decision to extend the term of our two Four-Mile Hill leases. The Pit River Tribe did not file a petition of certiorari to the U.S. Supreme Court seeking review of the Ninth Circuit opinion. Accordingly, on November 4, 2010, the United States District for the Eastern District of California entered an order remanding the matter to federal agencies to implement the Court’s order. We consider this matter closed and anticipate it will take the federal agencies at least one year to implement the Court’s order to conduct additional analysis.

In addition, in May 2004, the Pit River Tribe and other interested parties filed two separate suits in the District Court seeking to enjoin exploration, construction, and development of the Telephone Flat leases and proposed project at Glass Mountain. These two cases have remained mostly inactive pending the outcome of the above described Pit River Tribe case. Now that the above Pit River Tribe case has been resolved, we anticipate the Pit River Tribe and other interested parties may seek to reactivate the two additional suits, and we are in communication with the U.S. Department of Justice regarding how to proceed.

Sonoma County, California Property Taxes — On June 30, 2010 we received notification from the Sonoma County Assessor that certain of our geothermal power plants properties had been reassessed at a greater property value as a result of the unwinding in 2006 of the sale-lease back financing transactions. We disagree with the reassessment and the value, and we believe any right to retroactive reassessment is precluded by the discharge of claims in our bankruptcy proceedings and other arguments. We timely filed a motion in Bankruptcy Court seeking relief from the assessments, and on January 10-11, 2011 the Bankruptcy Court conducted a hearing on the matter and ordered limited post-hearing briefing which is now complete. The Bankruptcy Court has agreed to delay issuing its opinion to provide the parties the opportunity to pursue settlement discussions, which discussions are ongoing. However, we have now concluded that this matter is not material. Accordingly, we will remove its disclosure from future public filings.

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

Environmental Remediation of Certain Assets Acquired from Conectiv — As part of the Conectiv Acquisition on July 1, 2010, we assumed environmental remediation liabilities related to certain of the assets located in New Jersey that are subject to the ISRA. We have accrued approximately $7 million in liabilities as of March 31, 2011, and could incur expenditures related thereto of up to $10 million. Pursuant to the Conectiv Purchase Agreement, PHI is responsible for any amounts that exceed $10 million. Until our acquisition accounting is finalized for the Conectiv Acquisition, any future changes to our environmental remediation liabilities, if any, are not expected to impact future earnings, but would be reflected in our allocation of the Conectiv Acquisition purchase price. See Note 2 for disclosures related to our Conectiv Acquisition. We have engaged a licensed site remediation professional who has evaluated the recognized environmental conditions and is conducting site investigations in accordance with ISRA requirements as a precursor to developing the ultimate cleanup plan.

Heat Input Limits at Deepwater Unit 1 — Prior to our acquisition, Conectiv was a party to certain pending penalty proceedings in the administrative courts of the State of New Jersey involving one of the older peaker power plants (Deepwater Unit 1). The NJDEP alleged that Deepwater Unit 1 had exceeded its permissible maximum heat input limit, which restricts the amount of fuel burned. Heat input limits are imposed on power plants to limit emissions of pollutants that are not subject to measurement by continuous emissions monitoring systems. Appeals were filed in 2007, and settlement negotiations are ongoing. The appeals assert that the NJDEP does not have the authority to limit heat input in Title V air permits. We plan to continue to work with the NJDEP to ensure that our New Jersey assets may operate at full capacity. Currently, these restrictions require one of our peaker power plants (Deepwater Unit 1) to operate at approximately 8 MW less than its full capacity of 86 MW. We have submitted an application to modify the Deepwater Unit 1 air permit to reclaim the 8 MW limitation, but there can be no assurance that our application will be successful.

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

13.  Segment Information

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. At March 31, 2011, our reportable segments were West (including geothermal), Texas, North (including Canada and the assets purchased in the Conectiv Acquisition) and Southeast. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result.

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

The tables below show our financial data for our segments for the periods indicated (in millions). Our West segment has been recast for the three months ended March 31, 2010 to exclude results for Blue Spruce and Rocky Mountain, which have been reported as discontinued operations. Our North segment information for the three months ended March 31, 2011, includes the financial results of the assets we acquired from Conectiv, with no similar revenues and expenses included for the three months ended March 31, 2010. See Note 2 for further information about our discontinued operations and our Conectiv Acquisition.

	Three Months Ended March 31, 2011
					Consolidation
					and
	West	Texas	North	Southeast	Elimination	Total
Revenues from external customers	$599	$450	$271	$179	$—	$1,499
Intersegment revenues	3	5	8	45	(61)	—
Total operating revenues	$602	$455	$279	$224	$(61)	$1,499
Commodity Margin	$233	$67	$135	$54	$—	$489
Add: Mark-to-market commodity activity, net and other revenue(1)	5	(60)	4	(4)	(6)	(61)
Less:
Plant operating expense	87	80	45	33	(7)	238
Depreciation and amortization expense	46	30	33	23	(1)	131
Sales, general and other administrative expense	11	10	6	5	—	32
Other operating expense(2)	8	—	7	1	2	18
(Income) from unconsolidated investments in power plants	—	—	(9)	—	—	(9)
Income (loss) from operations	86	(113)	57	(12)	—	18
Interest expense, net of interest income						188
(Gain) loss on interest rate derivatives, net						109
Debt extinguishment costs and other (income) expense, net						100
Loss before income taxes and discontinued operations						$(379)

	Three Months Ended March 31, 2010
					Consolidation
					and
	West	Texas	North	Southeast	Elimination	Total
Revenues from external customers	$665	$527	$123	$199	$—	$1,514
Intersegment revenues	4	4	1	23	(32)	—
Total operating revenues	$669	$531	$124	$222	$(32)	$1,514
Commodity Margin	$213	$107	$52	$58	$—	$430
Add: Mark-to-market commodity activity, net and other revenue(1)	8	96	(3)	22	(8)	115
Less:
Plant operating expense	90	84	22	28	(6)	218
Depreciation and amortization expense	53	36	20	29	(2)	136
Sales, general and other administrative expense	15	—	3	4	—	22
Other operating expense(2)	17	7	8	3	(9)	26
(Income) from unconsolidated investments in power plants	—	—	(7)	—	—	(7)
Income from operations	46	76	3	16	9	150
Interest expense, net of interest income						179
(Gain) loss on interest rate derivatives, net						11
Other (income) expense, net						5
Loss before income taxes and discontinued operations						$(45)
__________
(1)
Mark-to-market commodity activity represents the unrealized portion of our mark-to-market activity, net, included in operating revenues and fuel and purchased energy expense on our Consolidated Condensed Statements of Operations.

(2)	Excludes $2 million and nil of RGGI compliance and other environmental costs for the three months ended March 31, 2011 and 2010, which are included as a component of Commodity Margin.

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

Introduction and Overview

We are the largest independent wholesale power generation company in the U.S. measured by power produced. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale power markets in California, Texas and the Mid-Atlantic region of the U.S. We sell wholesale power, steam, regulatory capacity, renewable energy credits and ancillary services to our customers, including utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities, power marketers and others. We have invested in clean power generation to become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of power plants. We purchase natural gas and fuel oil as fuel for our power plants, engage in related natural gas transportation and storage transactions, and we purchase electric transmission rights to deliver power to our customers. We also enter into natural gas and power physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants. Our goal is to be recognized as the premier independent power company in the U.S. as measured by our customers, regulators, shareholders and communities in which our power plants are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership. We will continue to pursue opportunities to improve our fleet performance and reduce operating costs. In order to manage our various physical assets and contractual obligations, we will continue to execute commodity hedging agreements within the guidelines of our commodity risk policy.

We continue to make significant progress to maintain financially disciplined growth, to enhance shareholder value and to set the foundation for continued growth and success with the following achievements during the first quarter of 2011:

•
Our York Energy Center, a 565 MW dual fuel, combined-cycle power plant achieved COD for natural gas-fired generation on March 2, 2011 and construction of our Russell City Energy Center and upgrades at our Los Esteros Critical Energy Facility continue to move forward with expected completion dates in 2013.

•
We issued our 2023 First Lien Notes, terminated our First Lien Credit Facility and extended our corporate debt maturities. Together, these changes eliminated the more restrictive of our debt covenants, resulting in increased operational, strategic and financial flexibility in managing our capital resources including the flexibility to reinvest more earnings for organic growth, issue and/or buyback shares of our common stock and incur additional debt, if needed, for acquisitions or development projects. Additionally, we achieved attractive yields and a maturity schedule stretching from 2017 to 2023 with no more than $2 billion of corporate debt maturing in any given year.

•
On March 9, 2011, we closed on the $1.3 billion Term Loan and used the net proceeds received, together with operating cash on hand, to fully retire the approximately $1.3 billion NDH Project Debt in accordance with its repayment terms. The Term Loan refinancing reduces our overall cost of debt and simplifies our capital structure by bringing debt up to the corporate level from the subsidiary level and eliminating the need for subsidiary level reporting and the potential for cash to be temporarily trapped at the subsidiary level.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas, North (including Canada) and Southeast.

Our portfolio, including partnership interests, includes 92 operating power plants, located throughout 20 states in the U.S. and Canada, with an aggregate generation capacity of 28,081 MW and 584 MW under construction. Our generation capacity includes approximately 725 MW of baseload capacity from our Geysers Assets and 4,521 MW of baseload capacity from our cogeneration power plants, 16,377 MW of intermediate load capacity from our combined-cycle combustion turbines and 6,458 MW of peaking capacity from our simple-cycle combustion turbines and duct-fired capability, which includes approximately 4 MW of capacity from solar, photovoltaic power generation technology located in New Jersey. Our segments have an aggregate generation capacity of 6,886 MW with an additional 584 MW under construction in the West, 7,211 MW in Texas, 7,901 MW in the North and 6,083 MW in the Southeast. Our Geysers Assets, included in our West segment, have generation capacity of approximately 725 MW from 15 operating geothermal power plants, and we have begun expansion efforts to increase our generation capacity at our Geysers Assets.

Legislative and Regulatory Update

We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our power plants. Ongoing state, regional and federal initiatives to implement new environmental and other governmental regulations are expected to have a significant impact on the power generation industry. Such changes could have positive or negative impacts on our existing business. We are actively participating in these debates at the federal, regional and state levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, please see “— Governmental and Regulatory Matters” in Part I, Item 1. of our 2010 Form 10-K.

Dodd-Frank Act

As disclosed in our 2010 Form 10-K, the anticipated regulations that will arise under the Dodd-Frank Act are being written by various regulatory agencies. While we are closely monitoring this rule writing process, the exact impact of new rules on our business remains uncertain. We will continue to monitor all relevant developments and rule-making initiatives in the implementation of the Dodd-Frank Act, and we expect to successfully implement any new applicable legislative and regulatory requirements. At this time, we cannot predict the impact or possible additional costs to us, if any, related to the implementation of or compliance with the potential future requirements under the Dodd-Frank Act.

The EPA Toxics Rule

The Clean Air Act regulates a large number of air pollutants that are known to cause or may reasonably be anticipated to cause adverse effects to human health or adverse environmental effects, known as hazardous air pollutants (“HAPs”). On October 22, 2009, the EPA signed a consent decree that was lodged in the U.S. District Court for the District of Columbia by the EPA in settlement of a suit brought by several environmental groups alleging that the EPA failed to promulgate final emissions standards based on maximum achievable control technology for hazardous air pollutants from coal- and oil-fired power plants, pursuant to Section 112(d) of the Clean Air Act, by the statutorily-mandated deadline. On March 16, 2011, the EPA published proposed National Emission Standards for Hazardous Air Pollutants from Coal- and Oil-fired Electric Utility Steam Generating Units (The Toxics Rule). We are not directly affected by the rule because it does not apply to natural gas-fired units, peaker units or units that use oil as a backup fuel. The consent decree requires the EPA to promulgate final HAP emission standards by November 2011. We believe that the proposed emission standards are sufficiently stringent to force coal units without emission controls to retire or to install acid gas, mercury, and particulate matter controls by 2014 or 2015, which could benefit our competitive position.

Clean Water Act and the Water Intake Rule

The federal Clean Water Act establishes rules regulating the discharge of pollutants into waters of the U.S. Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impact. On March 28, 2011, the EPA proposed rules (the “Water Intake Rule”) that would allow states to require power plants employing once-through cooling, particularly along biologically productive estuaries and rivers, to undertake major modifications to their cooling water intake structures or even install cooling towers to reduce impingement (where fish and other aquatic life get trapped against the intake screens) and entrainment (where small aquatic life passes through the intake screens and goes through the condenser at high temperatures). While these rules will likely affect our competitors, we do not expect these rules to have a material impact on our operations because we have only two peaking power plants that employ once-through cooling.

Station Power Ruling

On August 30, 2010, FERC issued an order on remand (“remand order”) regarding its station power policies in response to a ruling by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”). The D.C. Circuit’s ruling vacated and remanded FERC’s prior orders on CAISO’s station power procedures, finding that FERC had not adequately justified its decision that no retail sale occurs when a generator self-supplies station power over a monthly netting period. In its remand order, FERC reversed its prior orders relating to a generator’s self-supply of station power in the markets administered by CAISO, concluding that FERC’s jurisdiction covers only the transmission of station power and the states have exclusive jurisdiction to determine when the use of station power results in a retail sale. The remand order could impact FERC’s station power policies in all of the organized markets throughout the nation. Calpine, along with several other parties sought rehearing of FERC’s decision. On February 28, 2011, FERC denied all requests for rehearing. Calpine and several other generators intend to appeal FERC’s decision. If left unchanged, FERC’s remand order could result in our power plants paying more for station power service. However, we do not believe such increases will be material to us.

California AB 32

California’s AB 32 creates a statewide cap on GHG emissions and requires the state to return to 1990 emission levels by 2020. In implementing the law, CARB is working towards a cap-and-trade program that will commence on January 1, 2012. However, on March 18, 2011, a San Francisco Superior Court judge issued an order in Association of Irritated Residents, et al. v. California Air Resources Board (CARB), suspending implementation of CARB’s scoping plans for a cap-and-trade program to implement AB 32, until the scoping plan complies with portions of the California Environmental Quality Act. The judge agreed with plaintiffs that CARB did not adequately consider alternatives to cap-and-trade when it established the scoping plan. The state intends to appeal the judge’s ruling. It is unclear whether the state’s appeal will stay the judge’s rule and allow the state to continue to work on cap and trade regulation while the appeal is pending. While we do not expect this case to override the implementation of AB 32, implementation could be delayed until the legal challenges are resolved.

California RPS

On April 12, 2011, California’s governor signed into law legislation establishing a new and higher RPS. The new law requires implementation of a 33% RPS by 2020, with intermediate targets between now and 2020. The previous RPS legislation required certain retail power providers to generate or procure 20% of the power they sell to retail customers from renewable resources beginning in 2010. The new standard applies to all load-serving entities, including entities such as large municipal utilities that are not CPUC-jurisdictional. Under the new law, there are limits on different classes of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy at least a fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour. Similarly, the legislation places limits on the use of “firmed and shaped” transactions and tradable renewable energy credits (“TRECs”) — claims to the renewable aspect of the power produced by a renewable resource that can be traded separately from the underlying power. In general, the ability to use “firmed and shaped” transactions and TRECs become more limited over the course of the implementation period.  The law will require substantial work by the CPUC to implement.  The CPUC and California Energy Commission are expected to begin work immediately on implementation details.  In addition, the legislature may consider clean up legislation to address implementation concerns.

QFs and California State Regulation of Power

Cogeneration and certain small power production facilities are eligible to be QFs under PURPA, which provides certain exemptions and other benefits to the QF, including, in some cases, the right to sell power to utilities at the utilities’ avoided cost (“PURPA put”). In California, 5 of our natural gas-fired power plants are QFs affected by a recently approved CPUC settlement that has the potential to change significant aspects of policy towards these plants. Our geothermal QF power plants at the Geysers Assets sell power under RPS contracts and are not subject to this policy change.

Energy pricing under many of these QF contracts is intended to become “market based” once functioning wholesale markets exist. The California Investor Owned Utilities (“IOUs”) have argued that the launch of CAISO’s MRTU satisfies the conditions necessary to end their mandatory purchase obligation under the PURPA put and that prices from the MRTU markets should provide the basis for energy pricing under existing QF contracts. Moreover, independent of issues related to existing QFs, CARB’s scoping plan to implement AB 32 includes mandates for load serving entities to procure existing and new efficient combined heat and power sales. Stakeholders, including Calpine and other QF generators, the CPUC, and the California IOUs, engaged in lengthy settlement negotiations to resolve issues related to the PURPA put, power pricing for generators under existing QF contracts and prospective combined heat and power procurement mandates. A settlement was reached by most major parties and approved by the CPUC on December 16, 2010. The settlement establishes new power pricing options for QFs under long-term contracts, including the option to shed the QF host and efficiency obligations and become dispatchable, and specifies mechanisms for the California IOUs to procure both existing combined heat and power that is not otherwise under contract and new combined heat and power. The settlement is likely to be appealed and will not go into effect until the appeals have run their course. In addition, the settlement stipulates that it will not go into effect until FERC approves a March 18, 2011 filing by the California IOUs to end the PURPA put.

PJM Capacity Market

Within the last several months, certain states in the PJM market region have taken actions that could impact the PJM capacity market. The Maryland Public Service Commission issued a draft Request for Proposals for public comment for up to 1,800 MW of new generation. Similarly, in New Jersey, recently passed legislation requires the New Jersey Board of Public Utilities to solicit interest in 2,000 MW of new generation. Market participants and others were concerned that either or both of these efforts could result in the award of long term contracts that could impact the clearing prices of future PJM capacity auctions. However, on April 12, 2011, FERC issued an order that is intended to address the potential exercise of uneconomic buyer-side market behavior on capacity auction prices. Also, on February 9, 2011, we joined a group of generators and utilities in filing a complaint in federal district court challenging the constitutionality of the New Jersey legislation. The court proceeding is continuing.

Greenfield LP and IESO of Ontario

Effective December 2009, the Independent Electricity System Operator (“IESO”) of Ontario implemented several rule changes that impacted Greenfield LP’s financial performance in 2010 and will impact Greenfield in future years. Greenfield LP’s power supply contract with the Ontario Power Authority provides it with a right to recover for financial consequences of market rule changes that negatively impact Greenfield LP; however, after extended negotiations to modify the agreement to address the financial impacts, Greenfield LP has initiated arbitration as provided for under the power supply contract to preserve its recovery rights. We cannot predict the outcome of arbitration and the potential impact to our 50% partnership interest in Greenfield LP at this time.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Below are the results of operations for the three months ended March 31, 2011, as compared to the same period in 2010 (in millions, except for percentages and operating performance metrics). Our results of operations and operating performance metrics for the three months ended March 31, 2010 have been recast to exclude Blue Spruce and Rocky Mountain, which are reported in discontinued operations. Our 2011 results of operations and performance metrics also include our results from the assets we acquired from Conectiv on July 1, 2010, with no similar amounts included in our results of operations for the three months ended March 31, 2010. In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2011	2010	$ Change	% Change
Operating revenues:
Commodity revenue	$1,520	$1,550	$(30)	(2)%
Mark-to-market activity(1)	(25)	(39)	14	36
Other revenue	4	3	1	33
Operating revenues	1,499	1,514	(15)	(1)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,029	1,120	91	8
Mark-to-market activity(1)	40	(151)	(191)	#
Fuel and purchased energy expense	1,069	969	(100)	(10)

Plant operating expense	238	218	(20)	(9)
Depreciation and amortization expense	131	136	5	4
Sales, general and other administrative expense	32	22	(10)	(45)
Other operating expense(2)	20	26	6	23
Total operating expenses	1,490	1,371	(119)	(9)
(Income) from unconsolidated investments in power plants	(9)	(7)	2	29
Income from operations	18	150	(132)	(88)
Interest expense	191	181	(10)	(6)
(Gain) loss on interest rate derivatives, net	109	11	(98)	#
Interest (income)	(3)	(2)	1	50
Debt extinguishment costs	93	—	(93)	—
Other (income) expense, net	7	5	(2)	(40)
Loss before income taxes and discontinued operations	(379)	(45)	(334)	#
Income tax expense (benefit)	(83)	11	94	#
Loss before discontinued operations	(296)	(56)	(240)	#
Discontinued operations, net of tax expense	—	8	(8)	#
Net loss	(296)	(48)	(248)	#
Net (income) loss attributable to the noncontrolling interest	(1)	1	(2)	#
Net loss attributable to Calpine	$(297)	$(47)	$(250)	#

Operating Performance Metrics:	2011	2010	Change	% Change
MWh generated (in thousands)(3)	18,127	20,357	(2,230)	(11)%
Average availability	88.9%	90.3%	(1.4)	(2)
Average total MW in operation(3)	26,904	23,079	3,825	17
Average capacity factor, excluding peakers	36.9%	46.0%	(9.1)	(20)
Steam Adjusted Heat Rate	7,369	7,229	(140)	(2)
__________
#	Variance of 100% or greater

(1)	Amount represents the unrealized portion of our mark-to-market activity.

(2)	Includes $2 million and nil of RGGI compliance and other environmental costs for the three months ended March 31, 2011 and 2010, respectively, which are components of Commodity Margin.

(3)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Whitby, Freeport Energy Center and 21.5% of Hidalgo Energy Center for both the three months ended March 31, 2011 and 2010. Excludes 25% of Freestone Energy Center for the three months ended March 31, 2011.

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

Commodity revenue, net of commodity expense, increased $61 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to:

•	an increase in the North primarily due to the Conectiv Acquisition which closed on July 1, 2010;

•	higher average hedge prices and the positive impact of origination activities in the first quarter of 2011 compared to the same period in 2010; partially offset by

•
the negative impact in Texas of unplanned outages at some of our power plants caused by an extreme cold weather event in early February 2011 that required us to purchase physical replacement power at prices substantially above our hedged price.

Our average total MW in operation increased by 3,825 MW, or 17%, primarily due to the Conectiv Acquisition which closed on July 1, 2010 partially offset by the sale of a 25% undivided interest in the assets of our Freestone power plant in December 2010. Generation decreased 11% due primarily to weaker price conditions in the West and lower generation in Texas caused by an increase in scheduled outages, as well as dispatch changes under ERCOT’s new nodal market and the introduction of new baseload coal units in ERCOT since the first quarter of last year. The increase in generation was partially offset by higher generation in the North due to the Conectiv Acquisition. Our average capacity factor, excluding peakers decreased 20% largely due to the decrease in generation in the West and Texas resulting from the factors previously discussed.

Unrealized mark-to-market earnings from hedging our future generation and fuel needs had an unfavorable variance of $177 million primarily driven by the impact of a decrease in forward natural gas prices during the three months ended March 31, 2010 with no similar decrease in forward natural gas prices during the three months ended March 31, 2011 that resulted in $151 million of unrealized gains on our short natural gas hedge position that did not qualify for hedge accounting in the first quarter of 2010.

Plant operating expense increased for the three months ended March 31, 2011 compared to the same period in 2010 due primarily to an increase of $19 million related to our Mid-Atlantic assets and an increase of $4 million in major maintenance and costs related to unscheduled outages. Our plant operating expense related to our legacy power plants decreased $3 million for the three months ended March 31, 2011 compared to the same period in 2010.

Depreciation and amortization expense decreased for the three months ended March 31, 2011 compared to the same period in 2010, primarily resulting from a decrease of $10 million in the first quarter of 2011 related to a revision in the expected settlement dates of the asset retirement obligations for our power plants, a decrease of $6 million due to assets being fully depreciated in 2010 primarily at Broad River, a decrease of $4 million in depreciation expense for rotable parts and a decrease of $2 million due to the sale of a 25% undivided interest in the assets of our Freestone power plant in December 2010. The decrease was partially offset by an increase of $17 million related to the Conectiv Acquisition which closed on July 1, 2010.

Sales, general and other administrative expense remained comparable for the three months ended March 31, 2011 compared to the same period in 2010, with the exception of a $10 million credit related to the reversal of a bad debt allowance in the first quarter of 2010 as a result of Lyondell Chemical Co.’s emergence from Chapter 11 bankruptcy and the bankruptcy court’s acceptance of our claim in the first quarter of 2010.

Other operating expense decreased for the three months ended March 31, 2011 compared to the same period in 2010, resulting from a decrease of $3 million in operating lease expense due to our purchase from a third party of the entity that held the lease for our South Point power plant in December 2010. In addition, there was a $1 million decrease in royalty expense due to lower revenues from our Geysers Assets resulting from lower spot market power prices in the first quarter of 2011 compared to 2010.

Interest expense increased for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to an increase of approximately $19 million in interest expense related to the NDH Project Debt which was repaid in March 2011 with proceeds received from the Term Loan. The increase was partially offset by a decrease of $6 million due to higher capitalized interest in the first quarter of 2011 compared to 2010 resulting from an increase in construction projects and a decrease of $3 million due to the repayment of our Commodity Collateral Revolver in July 2010. Our annualized effective interest rates on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, remained unchanged at 7.9% for both the three months ended March 31, 2011 and 2010.

(Gain) loss on interest rate derivatives, net had an unfavorable change of $98 million for the three months ended March 31, 2011 compared to the same period in 2010, due primarily to the reclassification of approximately $91 million in historical unrealized losses previously deferred in AOCI related to interest rate swaps formerly hedging our First Lien Credit Facility term loans. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion of our interest rate swaps formerly hedging our First Lien Credit Facility term loans.

Debt extinguishment costs for the three months ended March 31, 2011 consisted of $74 million associated with the repayment of the NDH Project Debt in March 2011 and $19 million associated with the retirement of the First Lien Credit Facility term loans in January 2011 in connection with the issuance of the 2023 First Lien Notes. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information regarding the issuance of the 2023 First Lien Notes and the repayment of the NDH Project Debt.

During the three months ended March 31, 2011, we recorded an income tax benefit of $83 million compared to income tax expense of $11 million for the three months ended March 31, 2010. The period over period change primarily resulted from a one-time $76 million benefit to reduce our valuation allowance due to the election to consolidate the CCFC group with the Calpine group for 2011 for federal income tax reporting purposes and a decrease of $48 million related to the application of intraperiod tax allocation for the three months ended March 31, 2011 compared to the same period in 2010. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further discussion of the election to consolidate the CCFC group and the Calpine group for federal tax reporting purposes. The overall period over period change was partially offset by an increase in various state and foreign jurisdiction income taxes of $28 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Income from discontinued operations for the three months ended March 31, 2010 consists of the results of operations for Blue Spruce and Rocky Mountain which were sold in December 2010. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further discussion of our discontinued operations.

Commodity Margin and Adjusted EBITDA

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with U.S. GAAP, as well as the non-GAAP financial measures, Commodity Margin and Adjusted EBITDA, discussed below, which we use as measures of our performance.

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

Commodity Margin by Segment for the Three Months Ended March 31, 2011 and 2010

The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended March 31, 2011 and 2010. Our Commodity Margin and related performance metrics for the three months ended March 31, 2010, in our West segment have been recast to exclude Blue Spruce and Rocky Mountain. Our Commodity Margin and performance metrics for the three months ended March 31, 2011 reported below for our North segment include the financial results from the assets we acquired in the Conectiv Acquisition with no similar amounts for the three months ended March 31, 2010. In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets.

West:	2011	2010	Change	% Change
Commodity Margin (in millions)	$233	$213	$20	9%
Commodity Margin per MWh generated	$37.61	$23.11	$14.50	63

MWh generated (in thousands)	6,195	9,216	(3,021)	(33)
Average availability	91.9%	93.2%	(1.3)	(1)
Average total MW in operation	6,886	6,967	(81)	(1)
Average capacity factor, excluding peakers	46.3%	68.1%	(21.8)	(32)
Steam Adjusted Heat Rate	7,386	7,266	(120)	(2)

West — Commodity Margin in our West segment increased by $20 million, or 9%, for the three months ended March 31, 2011 compared to the same period in 2010, primarily resulting from higher average hedge prices on a higher hedged position, the positive impact on the current quarter of origination activities and an increase of $10 million related to higher REC revenue from new contracts associated with our Geysers Assets. The increase was partially offset by lower Market Heat Rates on our open position, which resulted from an increase in hydroelectric generation in California in the first quarter of 2011 compared to the same period in 2010. Consistent with weaker price conditions, generation decreased 33% with a corresponding 32% decrease in our average capacity factor, excluding peakers for the three months ended March 31, 2011 compared to 2010. Our average total MW in operation decreased 81 MW, or 1%, due to the retirement of our Pittsburg power plant in March 2010 as well as the expiration of our operating lease and subsequent retirement of our Watsonville (Monterey) cogeneration power plant in May 2010.

Texas:	2011	2010	Change	% Change
Commodity Margin (in millions)	$67	$107	$(40)	(37)%
Commodity Margin per MWh generated	$12.60	$16.11	$(3.51)	(22)

MWh generated (in thousands)	5,319	6,642	(1,323)	(20)
Average availability	79.6%	82.7%	(3.1)	(4)
Average total MW in operation	6,961	7,156	(195)	(3)
Average capacity factor, excluding peakers	35.4%	43.0%	(7.6)	(18)
Steam Adjusted Heat Rate	7,253	7,104	(149)	(2)

Texas — Commodity Margin in our Texas segment decreased by $40 million, or 37%, for the three months ended March 31, 2011 compared to the same period in 2010. Despite an increase in average hedge prices, Commodity Margin was negatively impacted by unplanned outages at some of our power plants caused by an extreme cold weather event which occurred on February 2, 2011. Market Heat Rates and corresponding Spark Spreads increased dramatically as a result of the cold weather event and the plant outages, which required us to purchase physical replacement power at prices substantially above our hedged prices. Lower unit availability influenced by higher scheduled outages, as well as the sale of a 25% undivided interest in the assets of our Freestone power plant in December 2010, also contributed to the period over period decrease in Commodity Margin. Generation decreased 20% with a corresponding 18% decrease in our average capacity factor, which was attributable to dispatch changes under ERCOT’s new nodal market, higher period over period scheduled outages, the introduction of new baseload coal units since the first quarter of last year, as well as the sale of a 25% undivided interest in the assets of our Freestone power plant in December 2010, which also drove a 195 MW, or 3% decrease in our average total MW in operation.

North:	2011	2010	Change	% Change
Commodity Margin (in millions)	$135	$52	$83	#	%
Commodity Margin per MWh generated	$57.99	$48.42	$9.57	20

MWh generated (in thousands)	2,328	1,074	1,254	#
Average availability	91.1%	92.2%	(1.1)	(1)
Average total MW in operation	6,974	2,873	4,101	#
Average capacity factor, excluding peakers	24.1%	26.1%	(2.0)	(8)
Steam Adjusted Heat Rate	7,746	7,570	(176)	(2)

North — Commodity Margin in our North segment increased by $83 million primarily due to the Conectiv Acquisition which closed on July 1, 2010 and was also the primary driver of the period over period increase in generation as well as the 4,101 MW increase in average total MW in operation in the first quarter of 2011 compared to the same period in 2010. The increase in Commodity Margin also resulted from higher realized Spark Spreads on open positions among our legacy power plants driven by an increase in Market Heat Rates, and higher average hedge prices for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Southeast:	2011	2010	Change	% Change
Commodity Margin (in millions)	$54	$58	$(4)	(7)%
Commodity Margin per MWh generated	$12.60	$16.93	$(4.33)	(26)

MWh generated (in thousands)	4,285	3,425	860	25
Average availability	94.4%	95.7%	(1.3)	(1)
Average total MW in operation	6,083	6,083	—	—
Average capacity factor, excluding peakers	38.1%	30.3%	7.8	26
Steam Adjusted Heat Rate	7,298	7,288	(10)	—

Southeast — Commodity Margin in our Southeast segment decreased by $4 million, or 7%, for the three months ended March 31, 2011 compared to the same period in 2010 largely due to the expiration of certain hedge contracts which benefited the first quarter of 2010. Generation increased 25% with a corresponding 26% increase in our average capacity factor, excluding peakers, largely driven by higher generation at power plants contracted and dispatched by third parties during the first quarter of 2011 compared to the first quarter of 2010.

Adjusted EBITDA

The tables below provide a reconciliation of Adjusted EBITDA by operating segment to our income (loss) from operations on an operating segment basis and to net loss attributable to Calpine on a consolidated basis for the periods indicated (in millions).

	Three Months Ended March 31, 2011
					Consolidation
					and
	West	Texas	North	Southeast	Elimination	Total
Net loss attributable to Calpine						$(297)
Net income attributable to noncontrolling interest						1
Income tax expense (benefit)						(83)
Other (income) expense and debt extinguishment costs, net						100
(Gain) loss on interest rate derivatives, net						109
Interest expense, net						188
Income (loss) from operations	$86	$(113)	$57	$(12)	$—	$18
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs (1)	45	30	33	24	—	132
Major maintenance expense	7	38	6	9	—	60
Operating lease expense	2	—	6	—	—	8
Unrealized (gain) loss on commodity derivative mark-to-market activity	(2)	65	(3)	5	—	65
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)	—	—	8	—	—	8
Stock-based compensation expense	3	1	1	—	—	5
Non-cash loss on dispositions of assets	1	3	—	1	—	5
Other	—	—	2	—	—	2
Total Adjusted EBITDA	$142	$24	$110	$27	$—	$303

	Three Months Ended March 31, 2010
					Consolidation
					and
	West	Texas	North	Southeast	Elimination	Total
Net loss attributable to Calpine						$(47)
Net loss attributable to noncontrolling interest						(1)
Discontinued operations, net of tax expense						(8)
Income tax expense						11
Other (income) expense, net						5
(Gain) loss on interest rate derivatives, net						11
Interest expense, net						179
Income from operations	$46	$76	$3	$16	$9	$150
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs (1)	53	36	20	30	(2)	137
Major maintenance expense	9	36	3	7	—	55
Operating lease expense	4	—	7	—	—	11
Unrealized (gain) loss on commodity derivative mark-to-market activity	(4)	(92)	4	(20)	—	(112)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)	—	—	7	—	—	7
Stock-based compensation expense	3	2	—	1	—	6
Non-cash loss on dispositions of assets	—	5	—	1	—	6
Other	1	—	—	—	—	1
Adjusted EBITDA from continuing operations	112	$63	44	35	7	261
Adjusted EBITDA from discontinued operations	21	—	—	—	—	21
Total Adjusted EBITDA	$133	$63	$44	$35	$7	$282
__________
(1)	Depreciation and amortization expense in the income from operations calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(2)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include unrealized gains (losses) on mark-to-market activity of nil for both the three months ended March 31, 2011 and 2010.

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

Liquidity

As of March 31, 2011, we had $1,280 million in cash and cash equivalents and $196 million of restricted cash. Amounts available for future cash borrowings were $567 million under the Corporate Revolving Facility. The following table provides a summary of our liquidity position at March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Cash and cash equivalents, corporate(1)	$985	$1,058
Cash and cash equivalents, non-corporate	295	269
Total cash and cash equivalents	1,280	1,327
Restricted cash	196	248
Revolving facility(ies) availability(2)	567	623
Letter of credit availability(3)	5	35
Total current liquidity availability	$2,048	$2,233
_________

(1)	Includes $23 million and $6 million of margin deposits held by us posted by our counterparties as of March 31, 2011, and December 31, 2010, respectively.

(2)
On December 10, 2010, we executed our $1.0 billion Corporate Revolving Facility, which replaced our $1.0 billion revolver under our First Lien Credit Facility. At December 31, 2010, the letters of credit issued under our First Lien Credit Facility were either replaced by letters of credit issued by the Corporate Revolving Facility or back-stopped by an irrevocable standby letter of credit issued by Deutsche Bank AG New York Branch. Our letters of credit under our Corporate Revolving Facility as of December 31, 2010 include those that were back-stopped of approximately $83 million. The back-stopped letters of credit were returned and extinguished during the first quarter of 2011. The balance as of December 31, 2010 includes availability under the NDH Project Debt, which was retired on March 9, 2011.

(3)	Includes availability under Calpine Development Holdings, Inc.

Our principal source for future liquidity is cash flows generated from our operations. Our principal uses of liquidity and capital resources, outside of those required for our operations, include, but are not limited to, collateral requirements to support our commercial hedging and optimization activities, debt service obligations including principal and interest payments, and capital expenditures for construction, project development and other growth initiatives. We believe that cash on hand and expected future cash flows from operations will be sufficient to meet our liquidity needs for our operations, both in the near and longer term.

Cash Management — We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Corporate Revolving Facility and requirements under certain of our project debt and lease agreements or by regulatory agencies. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions and certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities.

We have never paid cash dividends on our Common Stock. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.

Liquidity Sensitivity

Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of April 15, 2011, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $145 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $112 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas; therefore, we derived a statistical analysis that implies that a change of $1/MMBtu in natural gas approximates an average Market Heat Rate change of 300 Btu/KWh at current natural gas price levels. We estimate that as of April 15, 2011, an increase of 300 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $40 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $34 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.

In order to effectively manage our future Commodity Margin, we have economically hedged a substantial portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for 2011; however, we remain susceptible to significant price movements for 2012 and beyond. In addition to the price of natural gas, the future impact on our Commodity Margin is highly dependent on other factors such as:

•	the level of Market Heat Rates;

•	our continued ability to successfully hedge our Commodity Margin;

•	the speed, strength and duration of an economic recovery;

•	maintaining acceptable availability levels for our fleet;

•	improving the efficiency and profitability of our operations;

•	continued compliance with the covenants under our existing financing obligations, including our First Lien Notes, Term Loan, Corporate Revolving Facility, CCFC and other debt obligations;

•	stabilizing and increasing future contractual cash flows; and

•	our significant counterparties performing under their contracts with us.

Additionally, scheduled outages related to the life cycle of our power plant fleet in addition to unscheduled outages may result in maintenance expenses that are disproportionate in differing periods. In order to manage such liquidity requirements, we maintain additional liquidity availability in the form of our Corporate Revolving Facility (noted in the table above), letters of credit and the ability to issue first priority liens for collateral support. It is difficult to predict future developments and the amount of credit support that we may need to provide should such conditions occur, we experience another economic recession that persists for a significant period of time or energy commodity prices increase significantly.

Our letters of credit, capital management, construction, upgrades and growth initiatives are further discussed below.

Letter of Credit Facilities

The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities as of March 31, 2011, and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Corporate Revolving Facility	$433	$443
Calpine Development Holdings, Inc.	195	165
NDH Credit Facility	—	34
Various project financing facilities	58	69
Total	$686	$711

Capital Management and Significant Financing Transactions

In connection with our goals of enhancing shareholder value and leveraging our three scale regions, we have completed two key capital and financing transactions during the first quarter of 2011, as further described below. While we cannot provide any assurance that we will continue to be successful in the future, if credit and capital markets present favorable opportunities, we will continue to execute future transactions consistent with our strategy.

Issuance of the 2023 First Lien Notes and Termination of the First Lien Credit Facility

On January 14, 2011, we issued the 2023 First Lien Notes, which, together with operating cash on hand, were used to fully repay the remaining First Lien Credit Facility term loans thereby terminating the First Lien Credit Facility in accordance with its terms. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further discussion of the issuance of the 2023 First Lien Notes and the termination of the First Lien Credit Facility. The issuance of the First Lien Notes, the refinancing of the First Lien Credit Facility revolver with the Corporate Revolving Facility in 2010 and the resulting termination of the First Lien Credit Facility, provide us with significant benefits. The termination of the First Lien Credit Facility eliminated the more restrictive of our debt covenants, resulting in increased operational, strategic and financial flexibility in managing our capital resources including the flexibility to reinvest more earnings for internal growth, issue and/or buyback shares of our common stock and incur additional debt, if needed for acquisition or development. Additionally, we extended the remaining contractual debt maturities under the First Lien Credit Facility of approximately $1.2 billion, due in 2014 to 2023. Under the First Lien Notes and Corporate Revolving Facility, subject in each case to the limitations contained therein and in the Collateral Agency and Intercreditor Agreement, we may:

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

Closing the Term Loan and Termination of the NDH Project Debt

On March 9, 2011, we closed on the $1.3 billion Term Loan, and we used the proceeds received, together with operating cash on hand to fully retire the approximately $1.3 billion NDH Project Debt in accordance with its repayment terms. The NDH Project Debt was originally established to partially fund the Conectiv Acquisition. The Term Loan refinancing reduces our overall cost of debt and simplifies our capital structure by bringing debt up to the corporate level from the subsidiary level, eliminating the need for subsidiary level reporting and the potential for cash to be temporarily trapped at the subsidiary level. Additionally, this transaction demonstrates our continued ability to strategically access capital markets. The Term Loan contains very similar covenants, qualifications, exceptions and limitations as the First Lien Notes and our Corporate Revolving Facility.

See also Note 5 of the Notes to Consolidated Condensed Financial Statements for further discussion of our First Lien Notes and our Term Loan.

Possible Disposition of Non-core Assets

When we believe that we may not be the best owner for a given power plant or other asset, we will perform an analysis to determine whether it is more financially beneficial to divest of those assets than to retain ownership. Currently, we are performing this analysis and reviewing opportunities for two power plants that may fit this criteria: our Broad River and Mankato power plants. Although definitive plans for divesting have not yet been made, we have initiated efforts to market these assets during the second quarter of 2011.  The decision to sell or retain these power plants will be dependent upon whether the terms of sales offers are more financially beneficial to us than retaining ownership. Our analysis is not complete, and we have not classified these assets as held for sale on our Consolidated Condensed Balance Sheet as of March 31, 2011.

Construction, Upgrades and Growth Initiatives

We remain focused on our goal to continue to grow our presence in core markets with an emphasis on expansions or upgrades of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. We will consider selective acquisitions or additions of new capacity supported by long-term hedging programs, including PPAs and natural gas tolling agreements, particularly where limited or non-recourse project financing is available. In addition, we believe that upgrades and expansions to our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. Our significant projects under construction, growth initiatives and upgrades are discussed below.

York Energy Center

We acquired the York Energy Center, a 565 MW dual fuel, combined-cycle power plant under construction as part of the Conectiv Acquisition. York Energy Center achieved COD for natural gas-fired generation on March 2, 2011, three months early and under budget. COD for oil-fired generation is expected in the second quarter of 2011. The York Energy Center currently sells power on a merchant basis, but will sell power under a six year PPA with a third party beginning in June 2011.

Russell City Energy Center

The Russell City Energy Center is under construction and continues to move forward with expected COD in 2013. Upon completion, this project will bring on line approximately 429 MW of net interest baseload capacity (464 MW with peaking capacity) representing our expected share. We are in possession of all required approvals and permits, and we are in the process of obtaining project financing. Upon completion, the Russell City Energy Center is contracted to deliver its full output to PG&E under a ten-year PPA.

Los Esteros

During 2009, we and PG&E negotiated a new PPA to replace the existing California Department of Water Resources contract and facilitate the upgrade of our Los Esteros Critical Energy Facility from a 188 MW simple-cycle generation power plant to a 308 MW combined-cycle generation power plant, which will also increase the efficiency and environmental performance of the power plant by lowering the Heat Rate. The PPA and related agreements with PG&E have received all of the necessary approvals and licenses, which are now effective. The California Energy Commission has renewed our license and emission limits, which is final. The Bay Area Air Quality Management District issued its renewal of the Authority to Construct. Appeals are undergoing review. We have executed contracts for all major equipment and have selected and contracted with the engineering, procurement and construction contractor. We expect COD during the second quarter of 2013.

Turbine Upgrades

We continue to move forward with our turbine upgrade program. Through March 2011, we have completed the upgrade of seven Siemens and two GE turbines and have agreed to upgrade approximately 12 additional Siemens and GE turbines (and may upgrade additional turbines in the future). Our turbine upgrade program is expected to increase our generation capacity in total by approximately 275 MW. This upgrade program began in the fourth quarter of 2009 and is scheduled through 2014. The upgraded turbines have been operating with Heat Rates falling in line with expectations.

Geysers Assets Expansion

We continue to look to expand our production from our Geysers Assets. Beginning in the fourth quarter of 2009, we conducted an exploratory drilling program, which effectively proved the commercial viability of the steam field in the northern part of our Geysers Assets; however, permitting challenges have emerged that we are continuing to resolve. We were planning to target a 2013 COD for an expansion of our Geysers Assets and had been, in parallel, negotiating commercial arrangements to support that, but the permitting challenges have increased the risk we will not meet a 2013 COD. We continue to believe our northern Geysers Assets have potential for development. In the near term, we will connect the test wells to our existing power plants to capture incremental production from those wells, while continuing with the permitting process, baseline engineering work and sales efforts for an expansion.

NOLs

We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. As discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements, we elected to consolidate our CCFC and Calpine groups for federal income tax reporting purposes during the first quarter of 2011. As a result of the consolidation, we will be able to utilize approximately $76 million additional Calpine group NOLs against CCFC group deferred tax liabilities. As of December 31, 2010, our consolidated federal NOLs totaled approximately $7.4 billion.

Cash Flow Activities

The following table summarizes our cash flow activities for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Beginning cash and cash equivalents	$1,327	$989
Net cash provided by (used in):
Operating activities	149	281
Investing activities	(138)	143
Financing activities	(58)	(296)
Net increase (decrease) in cash and cash equivalents	(47)	128
Ending cash and cash equivalents	$1,280	$1,117

Net Cash Provided By Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2011, resulted in net inflows of $149 million compared to $281 million for the same period in 2010. The decrease in cash flows from operating activities was primarily due to:

•
Working capital — Working capital employed increased by approximately $104 million during the period after adjusting for debt related balances which did not impact cash provided by operating activities. The increase was primarily due to a decrease in the reductions in margin requirements in the current quarter as compared to the prior period.

•
Interest Paid — Cash paid for interest, inclusive of interest rate swaps in hedging relationships, increased by $12 million to $156 million for the three months ended March 31, 2011, as compared to $144 million for the three months ended March 31, 2011.  The increase is primarily due to interest payments on the NDH Project Debt, which was repaid with proceeds borrowed from the Term Loan, with no similar debt balance during the first quarter of 2010.

•	Prepayment Premiums — For the three months ended March 31, 2011, we paid $13 million of prepayment premiums related to the extinguishment of the NDH Project Debt.

Our decrease in cash provided by operating activities was partially offset by the following:

•
Income from operations — Income from operations, adjusted for non-cash items increased by $35 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments and unrealized gains and losses in mark-to-market activity.

Net Cash Used In Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2011, were $(138) million compared to cash flows provided by investing activities of $143 million for the three months ended March 31, 2010. The difference was primarily due to:

•
Restricted cash — The net reduction in restricted cash was $52 million for the three months ended March 31, 2011 compared to $212 million for the same period in 2010. The decrease in restricted cash in 2010 was due mainly to the maturity of the PCF project financing during the first quarter of 2010.

•
Settlement of non-hedging interest rate swaps — In the quarter ended March 31, 2011 we made payments on interest rate swap derivative instruments associated with swaps that formerly hedged the variable rate debt which was converted to fixed rate debt of $43 million compared to payments of $11 million in the three months ended 2010. Since these payments were recognized in net income and effectively reduced our interest payable, the offset to the amount reflected in net cash provided by (used in) investing activities is included in the reconciliation of net income to net cash provided by operating activities in the line item liabilities related to non-hedging interest rate swaps on our Consolidated Condensed Statements of Cash Flows.

•
Capital expenditures — Capital expenditures increased by approximately $78 million primarily resulting from construction activity at the Russell City Energy Center, Los Esteros Critical Energy Facility and York Energy Center combined with our turbine upgrade program.

Net Cash Used In Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2011, resulted in outflows of $(58) million compared to $(296) million for the same period in 2010. The decrease was primarily due to:

•
Lower Repayments of Project Debt — In the three months ended March 31, 2011, we made repayments on project debt of approximately $64 million compared to repayments of approximately $259 million in the three months ended March 31, 2010.

•
Issuance of First Lien Notes — In the three months ended March 31, 2011, we received proceeds of approximately $1.2 billion from the issuance of the 2023 First Lien Notes and used those proceeds to terminate the First Lien Credit Facility in accordance with its repayment terms resulting in a net decrease of $16 million during the three months ended March 31, 2011 compared to term repayments of $36 million in the first quarter of 2010.

•
Issuance of Term Loan — In the three months ended March 31, 2011, we received proceeds of approximately $1.3 billion from the issuance of the Term Loan. We used the proceeds to repay the NDH Project Debt of approximately $1.3 billion resulting in a net decrease of $17 million.

The decrease was partially offset by:

•
Additional finance costs — In the three months ended March 31, 2011, we incurred $34 million of financing costs associated with the issuance of the 2023 First Lien Notes and the Term Loans compared to none during the first quarter of 2010.

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

Risk Management and Commodity Accounting

Our hedging strategy focuses first on protecting our balance sheet, given our debt obligations, our committed capital expenditures and other obligations. Secondly, our hedge efforts attempt to maximize our risk adjusted Commodity Margin by leveraging our knowledge, experience and fundamental views on natural gas and power.

We actively seek to manage and limit the commodity risks of our portfolio, utilizing multiple strategies of buying and selling power, natural gas and Heat Rate transactions to manage our Spark Spread and products that manage geographic price differences (basis differential). We have approximately 364 MW of capacity from power plants where we purchase fuel oil to meet our generation requirements; however, we have not currently entered into any hedging or optimization transactions for fuel oil as we do not expect our fuel oil requirements to be material to us, but may elect to do so in the future.

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

We have economically hedged a substantial portion of our contracted generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for 2011; however, we remain susceptible to significant price movements for 2012 and beyond. By entering into these transactions, we are able to economically hedge a portion of our Spark Spread at pre-determined generation and price levels. We use a combination of PPAs and other hedging instruments to manage our variability in future cash flows. As of March 31, 2011, the maximum length of our PPAs extends 24 years into the future and the maximum length of time over which we were hedging using commodity and interest rate derivative instruments was 2 and 15 years, respectively.

We have historically used interest rate swaps to adjust the mix between our fixed and variable rate debt. The majority of our interest rate swaps mature in years 2011 through 2012. To the extent eligible, our interest rate swaps have been designated as cash flow hedges, and changes in fair value are recorded in OCI to the extent they are effective. The reclassification of unrealized losses from AOCI into income, realized swap settlements subsequent to the reclassification date and the changes in fair value subsequent to the reclassification date of the interest rate swaps formerly hedging our First Lien Credit Facility is presented separate from interest expense as (gain) loss on interest rate derivatives, net on our Consolidated Condensed Statement of Operations. On January 14, 2011, we repaid the remaining balance under the First Lien Credit Facility term loans with the proceeds received from the issuance of the 2023 First Lien Notes and the unrealized losses related to these interest swaps of approximately $91 million remaining in AOCI were reclassified out of AOCI and into income as additional (gain) loss on interest rate derivatives, net, during the three months ended March 31, 2011.

Assuming constant March 31, 2011 power and natural gas prices and interest rates, we estimate that pre-tax net gains of $76 million would be reclassified from AOCI into earnings during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in natural gas and power prices as well as interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, principally for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets and (liabilities) have decreased to approximately $0.8 billion and $(1.0) billion at March 31, 2011, compared to $0.9 billion and $(1.1) billion at December 31, 2010, respectively. As of March 31, 2011, the fair value of our level 3 derivative assets and liabilities represent only a small portion of our total assets and liabilities (less than 1%). See Note 6 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2011, through March 31, 2011, is summarized in the table below (in millions):

	Interest Rate	Commodity
	Swaps	Instruments	Total
Fair value of contracts outstanding at January 1, 2011	$(367)	$174	$(193)
Items recognized or otherwise settled during the period(1)(2)	52	(67)	(15)
Fair value attributable to new contracts	—	(2)	(2)
Changes in fair value attributable to price movements	(3)	19	16
Changes in fair value attributable to nonperformance risk	(14)	1	(13)
Fair value of contracts outstanding at March 31, 2011(3)	$(332)	$125	$(207)
__________
(1)
Interest rate settlements consist of recognized losses from former interest rate cash flow hedges of $12 million that were de-designated as a result of repayment of the First Lien Credit Facility term loans, $7 million related to recognition of losses from settlements of designated cash flow hedges, and $33 million in losses from settlements of undesignated interest rate swaps (represents a portion of interest expense and (gain) loss on interest rate derivatives, net as reported on our Consolidated Condensed Statements of Operations).

(2)
Gains on settlement of commodity contracts not designated as hedging instruments of $58 million (represents a portion of operating revenues and fuel and purchased energy expense as reported on our Consolidated Condensed Statements of Operations) and $9 million related to recognition of gains from cash flow hedges, previously reflected in OCI, offset by other changes in derivative assets and liabilities not reflected in OCI or net income.

(3)	Net commodity and interest rate derivative assets and liabilities reported in Notes 6 and 7 of the Notes to Consolidated Condensed Financial Statements.

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

The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments not designated as hedging instruments and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010
Realized gain (loss)
Interest rate swaps	$(46)	$(6)
Commodity instruments	10	(7)
Total realized gain (loss)	$(36)	$(13)

Unrealized gain (loss) (1)
Interest rate swaps	$(62)	$(3)
Commodity instruments	(65)	112
Total unrealized gain (loss)	$(127)	$109
Total mark-to-market activity	$(163)	$96
__________
(1)
Changes in unrealized gain (loss) include de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into income, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2011	2010
Realized and unrealized gain (loss)
Power contracts included in operating revenues	$(57)	$(29)
Natural gas contracts included in fuel and purchased energy expense	2	134
Interest rate swaps included in interest expense	1	2
Gain (loss) on interest rate derivatives, net	(109)	(11)
Total mark-to-market activity	$(163)	$96

Our change in AOCI from an accumulated loss of $125 million at December 31, 2010, to an accumulated loss of $52 million at March 31, 2011 was primarily driven by the reclassification adjustment of $91 million for cash flow hedges formerly hedging our First Lien Credit Facility term loans realized in net income plus additional interest rate swap settlements partially offset by the effect of income taxes, which includes a net $34 million increase to tax expense in OCI with an offsetting benefit to continuing operations related to the intraperiod tax allocation provisions under U.S. GAAP.

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

The net fair value of outstanding derivative commodity instruments at March 31, 2011, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2011	2012-2013	2014-2015	After 2015	Total
Prices actively quoted	$99	$(11)	$—	$—	$88
Prices provided by other external sources	29	(2)	—	—	27
Prices based on models and other valuation methods	(6)	13	2	1	10
Total fair value	$122	$—	$2	$1	$125

We measure the energy commodity price risks in our portfolio on a daily basis using a VAR model to estimate the maximum potential one-day risk of loss based upon historical experience resulting from market movements in comparison to internally established thresholds. Our VAR is calculated for our entire portfolio, which is comprised of energy commodity derivatives, power plants, PPAs, and other physical and financial transactions. The portfolio VAR calculation incorporates positions for the remaining portion of the current calendar year plus the following two calendar years. We measure VAR using a variance/covariance approach based on a confidence level of 95%, a one-day holding period, and actual observed historical correlation. While we believe that our VAR assumptions and approximations are reasonable, different assumptions and/or approximations could produce materially different estimates.

The table below presents the high, low and average of our daily VAR for the three months ended March 31, 2011 and 2011, as well as our VAR at March 31, 2011 and 2010 (in millions):

	2011	2010
Three months ended March 31:
High	$39	$58
Low	$31	$29
Average	$35	$40
As of March 31	$37	$30

Due to the inherent limitations of statistical measures such as VAR, the VAR calculation may not capture the full extent of our commodity price exposure. As a result, actual changes in the value of our energy commodity portfolio could be different from the calculated VAR, and the actual changes could have a material impact on our financial results. In order to evaluate the risks of our portfolio on a comprehensive basis and augment our VAR analysis, we also measure the risk of the energy commodity portfolio using several analytical methods including sensitivity tests, scenario tests, stress tests, and daily position reports.

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

We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk. We currently have no individual significant concentrations of credit risk to a single counterparty; however, a series of defaults or events of nonperformance by several of our individual counterparties could impact our liquidity and future results of operations. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and liabilities at March 31, 2011, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality
(Based on Standard & Poor’s Ratings as of March 31, 2011)	2011	2012-2013	2014-2015	After 2015	Total
Investment grade	$132	$2	$2	$—	$136
Non-investment grade	(4)	1	—	—	(3)
No external ratings	(6)	(3)	—	1	(8)
Total fair value	$122	$—	$2	$1	$125

Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are high quality institutions and do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps formerly hedging our First Lien Credit Facility of approximately $(5) million, and would result in a change in the fair value of our interest rate swaps hedging our other variable rate debt of approximately $(15) million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities — Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to make tax withholding payments in cash. As set forth in the table below, during the first quarter of 2011, we withheld a total of 123,322 shares in the indicated month that are included in treasury stock. These were the only repurchases of equity securities made by us during this period. We do not have a stock repurchase program.

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	(a)	(b)	as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January	20,731	$14.27	—	N/A
February	59,619	$14.58	—	N/A
March	42,972	$14.86	—	N/A
Total	123,322	$14.63	—	N/A

Item 5.  Other Information

Repayment of the NDH Project Debt eliminated the restrictions for our NDH subsidiaires to be guarantors to our First Lien Notes and Corporate Revolving Faciltiy. In connection with the entry into the Term Loan, our NDH subsidiaries became guarantors of the Term Loan and, as a result, were also required to become guarantors of our Corporate Revolving Facility and our First Lien Notes. On March 9, 2011, we executed assumption agreements to the amended and restated guarantee and collateral agreement, to add our NDH subsidiaries as guarantors to the Corporate Revolving Facility. On April 26, 2011, we executed supplemental indentures for the First Lien Notes to add the NDH subsidiaries as guarantors.

Item 6.  Exhibits

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description

4.1
Indenture, dated January 14, 2011, among Calpine Corporation and the guarantors party thereto and Wilmington Trust Company, as trustee, including the form of the Notes (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011).

4.2
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of October 21, 2009, providing for the issuance of 7.25% Senior Secured Notes due 2017.*

4.3
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of May 25, 2010, providing for the issuance of 8.0% Senior Secured Notes due 2019.*

4.4
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of July 23, 2010, providing for the issuance of 7.875% Senior Secured Notes due 2020.*

4.5
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of October 22, 2010, providing for the issuance of 7.50% Senior Secured Notes due 2021.*

4.6
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of January 14, 2011, providing for the issuance of 7.875% Senior Secured Notes due 2023.*

10.1
Credit Agreement, dated March 9, 2011 among Calpine Corporation as borrower and the lenders party hereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Citibank, N.A., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as co-documentation agents and Goldman Sachs Bank USA as syndication agent (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2011).

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

101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

__________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

	By:	/s/ ZAMIR RAUF
Zamir Rauf
Executive Vice President and
Chief Financial Officer

Date: April 28, 2011

EXHIBIT INDEX

Exhibit
Number	Description

4.1
Indenture, dated January 14, 2011, among Calpine Corporation and the guarantors party thereto and Wilmington Trust Company, as trustee, including the form of the Notes (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011).

4.2
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of October 21, 2009, providing for the issuance of 7.25% Senior Secured Notes due 2017.*

4.3
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of May 25, 2010, providing for the issuance of 8.0% Senior Secured Notes due 2019.*

4.4
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of July 23, 2010, providing for the issuance of 7.875% Senior Secured Notes due 2020.*

4.5
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of October 22, 2010, providing for the issuance of 7.50% Senior Secured Notes due 2021.*

4.6
First Supplemental Indenture dated as of April 26, 2011, among each of New Development Holdings, LLC, Calpine Mid-Atlantic Energy, LLC, Calpine Mid-Atlantic Operating, LLC, Calpine Bethlehem, LLC, Calpine New Jersey Generation, LLC, Calpine Mid-Atlantic Generation, LLC, Calpine Solar, LLC, Calpine Vineland Solar, LLC and Calpine Mid-Atlantic Marketing, LLC and Wilmington Trust Company, as trustee under the indenture, dated as of January 14, 2011, providing for the issuance of 7.875% Senior Secured Notes due 2023.*

10.1
Credit Agreement, dated March 9, 2011 among Calpine Corporation as borrower and the lenders party hereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Citibank, N.A., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as co-documentation agents and Goldman Sachs Bank USA as syndication agent (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2011).

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

101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

__________
*	Filed herewith.