Form 10-Q
period 2012-06-30
CALPINE CORP
filed 2012-07-27
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [X]    No [    ]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 466,616,007 shares of common stock, par value $0.001, were outstanding as of July 24, 2012.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

i

DEFINITIONS
As used in this Quarterly Report for the quarter ended June 30, 2012 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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
Non-GAAP financial measure that includes power and steam revenues, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emissions allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, RGGI compliance and other environmental costs, and cash settlements from our marketing, hedging and optimization activities including natural gas transactions hedging future power sales that are included in mark-to-market activity, but excludes the unrealized portion of our mark-to-market activity and other revenues

Commodity revenue
The sum of our revenues from power and steam sales, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emissions allowances, transmission revenue, and cash settlements from our marketing, hedging and optimization activities that are included in our mark-to-market activity in operating revenues, but excludes the unrealized portion of our mark-to-market activity

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

Emergence Date Market Capitalization
Calpine Corporation's market capitalization calculated using the weighted average trading price of Calpine Corporation’s common stock over the 30-day period following the date on which it emerged from Chapter 11 bankruptcy protection, as defined in and calculated pursuant to Calpine Corporation’s amended and restated certificate of incorporation and reported in its Current Report on Form 8-K filed with the SEC on March 25, 2008

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

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IOUs	Investor Owned Utilities

ABBREVIATION	DEFINITION
IRC	Internal Revenue Code

ISO(s)	Independent System Operator(s)

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Los Esteros Project Debt	Credit Agreement, dated August 23, 2011, between Los Esteros Critical Energy Facility, LLC, as borrower, and the lenders named therein

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

NOL(s)	Net operating loss(es)

NOX	Nitrogen oxides

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OTC	Over-the-Counter

PG&E	Pacific Gas & Electric Company

PJM
PJM Interconnection is a RTO that coordinates the movement of wholesale electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia

Plan of Reorganization
Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the U.S. Debtors with the U.S. Bankruptcy Court on December 19, 2007, as amended, modified, or supplemented through the filing of this Report

v

ABBREVIATION	DEFINITION
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

U.S. GAAP	Generally accepted accounting principles in the U.S.

ABBREVIATION	DEFINITION
VAR	Value-at-risk

VIE(s)	Variable interest entity(ies)

Whitby
Whitby Cogeneration Limited Partnership, a 50% partnership interest between certain of our subsidiaries and a third party which operates Whitby, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada

WP&L	Wisconsin Power and Light Company, a wholly owned subsidiary of Alliant Energy Corporation

York Energy Center	565 MW dual fuel, combined-cycle generation power plant (formerly known as the Delta Project) located in Peach Bottom Township, Pennsylvania which achieved COD on March 2, 2011

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

•
Laws, regulations and market rules in the markets in which we participate and our ability to effectively respond to changes in laws, regulations or market rules or the interpretation thereof including those related to the environment, derivative transactions and market design in the regions in which we operate;

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except share and per share amounts)
Operating revenues	$879	$1,633	$2,115	$3,132
Operating expenses:
Fuel and purchased energy expense	612	1,000	1,244	2,069
Plant operating expense	271	261	492	499
Depreciation and amortization expense	138	131	278	262
Sales, general and other administrative expense	35	34	68	66
Other operating expenses	21	22	45	42
Total operating expenses	1,077	1,448	2,127	2,938
(Income) loss from unconsolidated investments in power plants	(5)	2	(14)	(7)
Income (loss) from operations	(193)	183	2	201
Interest expense	184	192	369	383
Loss on interest rate derivatives	—	37	14	146
Interest (income)	(2)	(2)	(5)	(5)
Debt extinguishment costs	—	5	12	98
Other (income) expense, net	6	3	8	10
Loss before income taxes	(381)	(52)	(396)	(431)
Income tax expense (benefit)	(52)	18	(58)	(65)
Net loss	(329)	(70)	(338)	(366)
Net income attributable to the noncontrolling interest	—	—	—	(1)
Net loss attributable to Calpine	$(329)	$(70)	$(338)	$(367)

Basic and diluted loss per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	471,444	486,411	474,775	486,334
Net loss per common share attributable to Calpine — basic and diluted	$(0.69)	$(0.14)	$(0.71)	$(0.75)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net loss	$(329)	$(70)	$(338)	$(366)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net loss	(44)	(17)	(34)	14
Reclassification adjustment for (gain) loss on cash flow hedges realized in net loss	(4)	(31)	(14)	44
Foreign currency translation loss	(4)	(1)	(1)	—
Income tax (expense) benefit	2	18	4	(16)
Other comprehensive income (loss)	(50)	(31)	(45)	42
Comprehensive loss	(379)	(101)	(383)	(324)
Comprehensive (income) attributable to the noncontrolling interest	—	—	—	(1)
Comprehensive loss attributable to Calpine	$(379)	$(101)	$(383)	$(325)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($169 and $285 attributable to VIEs)	$587	$1,252
Accounts receivable, net of allowance of $14 and $13	532	598
Margin deposits and other prepaid expense	305	193
Restricted cash, current ($85 and $57 attributable to VIEs)	124	139
Derivative assets, current	1,049	1,051
Inventory and other current assets	337	329
Total current assets	2,934	3,562
Property, plant and equipment, net ($4,473 and $4,313 attributable to VIEs)	13,109	13,019
Restricted cash, net of current portion ($50 and $53 attributable to VIEs)	51	55
Investments	76	80
Long-term derivative assets	158	113
Other assets	559	542
Total assets	$16,887	$17,371
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353	$435
Accrued interest payable ($25 and $19 attributable to VIEs)	200	200
Debt, current portion ($39 and $41 attributable to VIEs)	103	104
Derivative liabilities, current	1,243	1,144
Other current liabilities	274	279
Total current liabilities	2,173	2,162
Debt, net of current portion ($2,731 and $2,522 attributable to VIEs)	10,488	10,321
Long-term derivative liabilities	276	279
Other long-term liabilities	247	245
Total liabilities	13,184	13,007

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 492,024,794 and 490,468,815 shares issued, respectively, and 466,615,007 and 481,743,738 shares outstanding, respectively	1	1
Treasury stock, at cost, 25,409,787 and 8,725,077 shares, respectively	(420)	(125)
Additional paid-in capital	12,320	12,305
Accumulated deficit	(8,037)	(7,699)
Accumulated other comprehensive loss	(223)	(178)
Total Calpine stockholders’ equity	3,641	4,304
Noncontrolling interest	62	60
Total stockholders’ equity	3,703	4,364
Total liabilities and stockholders’ equity	$16,887	$17,371

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net loss	$(338)	$(366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense(1)	299	279
Debt extinguishment costs	—	85
Deferred income taxes	(31)	(90)
Loss on disposition of assets	4	9
Unrealized mark-to-market activities, net	119	77
(Income) from unconsolidated investments in power plants	(14)	(7)
Return on unconsolidated investments in power plants	16	6
Stock-based compensation expense	13	12
Other	1	5
Change in operating assets and liabilities:
Accounts receivable	63	(68)
Derivative instruments, net	(111)	(29)
Other assets	(122)	58
Accounts payable and accrued expenses	(86)	166
Settlement of non-hedging interest rate swaps	156	103
Other liabilities	(1)	(1)
Net cash provided by (used in) operating activities	(32)	239
Cash flows from investing activities:
Purchases of property, plant and equipment	(369)	(341)
Settlement of non-hedging interest rate swaps	(156)	(103)
Decrease in restricted cash	19	30
Purchases of deferred transmission credits	(12)	(8)
Other	5	1
Net cash used in investing activities	(513)	(421)
Cash flows from financing activities:
Repayment of Term Loans	(8)	—
Borrowings under First Lien Term Loans	—	1,657
Repayments on NDH Project Debt	—	(1,283)
Issuance of 2023 First Lien Notes	—	1,200
Repayments on First Lien Credit Facility	—	(1,187)
Borrowings from project financing, notes payable and other	226	69
Repayments of project financing, notes payable and other	(46)	(419)
Capital contributions from noncontrolling interest holder	—	34
Financing costs	(5)	(67)
Stock repurchases	(290)	—
Other	3	(2)
Net cash provided by (used in) financing activities	(120)	2
Net decrease in cash and cash equivalents	(665)	(180)
Cash and cash equivalents, beginning of period	1,252	1,327
Cash and cash equivalents, end of period	$587	$1,147

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$352	$292
Income taxes	$13	$12

Supplemental disclosure of non-cash investing activities:
Change in capital expenditures included in accounts payable	$3	$21
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Condensed Statements of Operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
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
Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2011, included in our 2011 Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues, timing of major maintenance expense, intraperiod provisions for income taxes computed in accordance with U.S. GAAP, volatility of commodity prices and unrealized gains and losses from commodity and interest rate derivative contracts.
Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures included in our Consolidated Condensed Financial Statements. Actual results could differ from those estimates.
Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts, which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $178 million and $306 million, respectively, that were subject to such project finance facilities and lease agreements.
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
The table below represents the components of our restricted cash as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012			December 31, 2011
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service(1)	$16	$42	$58	$11	$42	$53
Rent reserve	7	—	7	—	—	—
Construction/major maintenance	47	2	49	33	10	43
Security/project/insurance	54	5	59	79	—	79
Other	—	2	2	16	3	19
Total	$124	$51	$175	$139	$55	$194

___________

(1)
At both June 30, 2012 and December 31, 2011, amounts restricted for debt service included approximately $25 million of repurchase agreements with a financial institution containing maturity dates greater than one year.

Inventory — At June 30, 2012 and December 31, 2011, we had inventory of $262 million and $294 million, respectively. Inventory primarily consists of spare parts, stored natural gas and fuel oil, emission reduction credits and natural gas exchange imbalances. Inventory, other than spare parts, is stated primarily at the lower of cost or market value under the weighted average cost method. Spare parts inventory is valued at weighted average cost and is expensed to plant operating expense or capitalized to property, plant and equipment as the parts are utilized and consumed.
Property, Plant and Equipment, Net — At June 30, 2012 and December 31, 2011, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	June 30, 2012	December 31, 2011
Buildings, machinery and equipment	$15,154	$15,074
Geothermal properties	1,199	1,163
Other	157	156
	16,510	16,393
Less: Accumulated depreciation	4,405	4,158
	12,105	12,235
Land	90	91
Construction in progress	914	693
Property, plant and equipment, net	$13,109	$13,019
Capitalized Interest — The total amount of interest capitalized was $9 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $17 million and $11 million for the six months ended June 30, 2012 and 2011, respectively.
Leases — We have contracts, such as certain tolling agreements, which we account for as operating leases under U.S. GAAP. Generally, we levelize these contract revenues on a straight-line basis over the term of the contract. The total contractual future minimum lease rentals for our contracts accounted for as operating leases, excluding tolling agreements related to power plants under construction, at June 30, 2012, are as follows (in millions):

2012	$285
2013	527
2014	465
2015	481
2016	396
Thereafter	2,312
Total	$4,466

Treasury Stock — During the six months ended June 30, 2012, we repurchased common stock with a value of $290 million under our share repurchase program and withheld shares with a value of $5 million to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees under the Equity Plan.
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
The new requirements relating to fair value measurements are prospective and effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We adopted all of the requirements related to this update at January 1, 2012. Since this update did not impact any of our fair value measurements and only required additional disclosures, adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.
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

2.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the six months ended June 30, 2012. See Note 5 in our 2011 Form 10-K for further information regarding our VIEs.
Riverside Energy Center
Our 603 MW Riverside Energy Center has a PPA that provides WP&L an option to purchase the power plant and plant-related assets for approximately $392 million upon written notice of exercise prior to May 31, 2012. On May 18, 2012, WP&L exercised their option to purchase Riverside Energy Center, LLC, one of our VIEs which owns Riverside Energy Center. The sale is expected to close in December 2012 and is subject to federal regulatory approval. The assets being disposed of did not meet the criteria for classification as held for sale under U.S. GAAP, and we do not expect any gain (loss) on sale. At June 30, 2012, Riverside Energy Center, LLC had total assets of $422 million and total liabilities of $5 million.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 10,500 MW and 11,391 MW, at June 30, 2012 and December 31, 2011, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Calpine Corporation provided support to these VIEs in the form of cash and other contributions other than amounts contractually required of nil during both the three months ended June 30, 2012 and 2011, and nil and $72 million during the six months ended June 30, 2012 and 2011, respectively.
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

Unconsolidated VIEs and Investments
We have a 50% partnership interest in Greenfield LP and in Whitby. Greenfield LP and Whitby are also VIEs; however, we do not have the power to direct the most significant activities of these entities and therefore do not consolidate them. We account for these entities under the equity method of accounting and include our net equity interest in investments on our Consolidated Condensed Balance Sheets. At June 30, 2012 and December 31, 2011, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of June 30, 2012	June 30, 2012	December 31, 2011
Greenfield LP	50%	$69	$72
Whitby	50%	7	8
Total investments		$76	$80
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At June 30, 2012 and December 31, 2011, equity method investee debt was approximately $448 million and $462 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $224 million and $231 million at June 30, 2012 and December 31, 2011, respectively.
Our equity interest in the net income (loss) from Greenfield LP and Whitby for the three and six months ended June 30, 2012 and 2011 is recorded in (income) loss from unconsolidated investments in power plants. The following table sets forth details of our (income) loss from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Greenfield LP	$(2)	$4	$(8)	$(1)
Whitby	(3)	(2)	(6)	(6)
Total	$(5)	$2	$(14)	$(7)

Greenfield LP — Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant located in Ontario, Canada. We and Mitsui & Co., Ltd. each hold a 50% interest in Greenfield LP. Greenfield LP holds an 18-year term loan in the amount of CAD $648 million. Borrowings under the project finance facility bear interest at Canadian LIBOR plus 1.125% or Canadian prime rate plus 0.125%. Distributions from Greenfield LP were $9 million during both the three and six months ended June 30, 2012, and $2 million during both the three and six months ended June 30, 2011.
Whitby — Whitby is a limited partnership between certain subsidiaries of ours and Atlantic Packaging Ltd., which operates the Whitby facility, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada. We and Atlantic Packaging Ltd. each hold a 50% partnership interest in Whitby. Distributions from Whitby were $7 million during both the three and six months ended June 30, 2012, and $4 million during both the three and six months ended June 30, 2011.
Inland Empire Energy Center Put and Call Options — We hold a call option to purchase the Inland Empire Energy Center (a 775 MW natural gas-fired power plant located in California which achieved COD on May 3, 2010) from GE that may be exercised between years 2017 and 2024. GE holds a put option whereby they can require us to purchase the power plant, if certain plant performance criteria are met by 2025. We determined that we are not the primary beneficiary of the Inland Empire power plant, and we do not consolidate it due to the fact that GE directs the most significant activities of the power plant including operations and maintenance.

3.	Debt
At June 30, 2012 and December 31, 2011, our debt was as follows (in millions):

	June 30, 2012	December 31, 2011
First Lien Notes	$5,892	$5,892
Project financing, notes payable and other	1,865	1,691
First Lien Term Loans	1,638	1,646
CCFC Notes	975	972
Capital lease obligations	221	224
Total debt	10,591	10,425
Less: Current maturities	103	104
Debt, net of current portion	$10,488	$10,321
First Lien Notes
Our First Lien Notes are summarized in the table below (in millions):

	June 30, 2012	December 31, 2011
2017 First Lien Notes	$1,200	$1,200
2019 First Lien Notes	400	400
2020 First Lien Notes	1,092	1,092
2021 First Lien Notes	2,000	2,000
2023 First Lien Notes	1,200	1,200
Total First Lien Notes	$5,892	$5,892
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
First Lien Term Loans
Our First Lien Term Loans provide for a senior secured term loan facility and bear interest, at our option, at either (i) the base rate, equal to the higher of the Federal Funds effective rate plus 0.5% per annum or the Prime Rate (as such terms are defined in the First Lien Term Loans credit agreements), plus an applicable margin of 2.25%, or (ii) LIBOR plus 3.25% per annum subject to a LIBOR floor of 1.25%.
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
Russell City Project Debt
On June 24, 2011, we, through our indirect, partially owned subsidiary Russell City Energy Company, LLC, closed on our approximately $845 million Russell City Project Debt to finance construction of Russell City Energy Center, a 619 MW natural gas-fired, combined-cycle power plant under construction located in Hayward, California. The Russell City Project Debt is comprised of a $700 million construction loan facility, an approximately $77 million project letter of credit facility and a $68 million debt service reserve letter of credit facility. The construction loan converts to a ten year term loan when commercial operations commence. Borrowings bear interest initially at LIBOR plus 2.25%. At June 30, 2012, approximately $414 million had been drawn under the construction loan and approximately $61 million of letters of credit were issued under the letter of credit facilities. Calpine's pro rata share would be 75% and the pro rata share related to the noncontrolling interest would be 25%.
Los Esteros Project Debt
On August 23, 2011, we, through our indirect, wholly owned subsidiary Los Esteros Critical Energy Facility, LLC, closed on our $373 million Los Esteros Project Debt to finance the upgrade of our Los Esteros Critical Energy Facility from a 188 MW simple-cycle power plant to a 309 MW combined-cycle generation power plant. The upgrade will also increase the efficiency and environmental performance of the power plant by lowering the Heat Rate. The Los Esteros Project Debt is comprised of a $305 million construction loan facility, an approximately $38 million project letter of credit facility and an approximately $30 million debt service reserve letter of credit facility. The construction loan converts to a ten year term loan when commercial operations commence. Borrowings bear interest initially at LIBOR plus 2.25%. At June 30, 2012, approximately $139 million had been drawn under the construction loan and approximately $30 million of letters of credit were issued under the letter of credit facilities.
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Corporate Revolving Facility	$385	$440
CDHI	256	193
Various project financing facilities	130	130
Total	$771	$763
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
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative U.S. GAAP provisions of the fair value option for recording financial assets and financial liabilities. The following table details the fair values and carrying values of our debt instruments at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Notes	$6,340	$5,892	$6,219	$5,892
Project financing, notes payable and other(1)	1,667	1,705	1,467	1,504
First Lien Term Loans	1,630	1,638	1,615	1,646
CCFC Notes	1,085	975	1,070	972
Total	$10,722	$10,210	$10,371	$10,014
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

On January 1, 2012, we adopted Accounting Standards Update 2011-04 "Fair Value Measurement" which requires the categorization by level of the fair value hierarchy for items not measured at fair value on our Consolidated Condensed Balance Sheets but for which fair value is required to be disclosed. We measure the fair value of our First Lien Notes, First Lien Term Loans and CCFC Notes using market information, including quoted market prices or dealer quotes for the identical liability when traded as an asset (categorized as level 2). We measure the fair value of our project financing, notes payable and other debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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
We utilize market data, such as pricing services and broker quotes, and assumptions that we believe market participants would use in pricing our assets or liabilities including assumptions about the risks inherent to the inputs in the valuation technique. These inputs can be either readily observable, market corroborated or generally unobservable. The market data obtained from broker pricing services is evaluated to determine the nature of the quotes obtained and, where accepted as a reliable quote, used to validate our assessment of fair value. We use other qualitative assessments to determine the level of activity in any given market. We primarily apply the market approach and income approach for recurring fair value measurements and utilize what we believe to be the best available information. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observability of those inputs.
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
At June 30, 2012, the derivative instruments classified as level 3 primarily included longer term OTC traded commodity contracts extending through 2014. These contracts are classified as level 3 as the contract terms exceed the period for which liquid market rate information is available. As such, the fair value of each contract incorporates extrapolation assumptions made in the determination of the market price for future delivery periods in which applicable commodity prices were either not observable or lacked corroborative market data. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices, however, given the nature of our net derivative position, we do not believe that a significant change in market commodity prices would have a material impact on our level 3 fair value. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at June 30, 2012.

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2012
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input(s)	Range
	(in millions)
Physical Power	$(8)	Discounted cash flow	Market price (per MWh)	$19.30 — $160.75/MWh
The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels.

	Assets and Liabilities with Recurring Fair Value Measures as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$723	$—	$—	$723
Margin deposits	262	—	—	262
Commodity instruments:
Commodity exchange traded futures and swaps contracts	923	—	—	923
Commodity forward contracts(2)	—	252	26	278
Interest rate swaps	—	6	—	6
Total assets	$1,908	$258	$26	$2,192
Liabilities:
Margin deposits held by us posted by our counterparties	$45	$—	$—	$45
Commodity instruments:
Commodity exchange traded futures and swaps contracts	745	—	—	745
Commodity forward contracts(2)	—	541	36	577
Interest rate swaps	—	197	—	197
Total liabilities	$790	$738	$36	$1,564

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,415	$—	$—	$1,415
Margin deposits	140	—	—	140
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,043	—	—	1,043
Commodity forward contracts(2)	—	74	37	111
Interest rate swaps	—	10	—	10
Total assets	$2,598	$84	$37	$2,719
Liabilities:
Margin deposits held by us posted by our counterparties	$34	$—	$—	$34
Commodity instruments:
Commodity exchange traded futures and swaps contracts	899	—	—	899
Commodity forward contracts(2)	—	184	20	204
Interest rate swaps	—	320	—	320
Total liabilities	$933	$504	$20	$1,457
___________

(1)
As of June 30, 2012 and December 31, 2011, we had cash equivalents of $574 million and $1,249 million included in cash and cash equivalents and $149 million and $166 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$17	$12	$17	$30
Realized and unrealized gains (losses):
Included in net loss:
Included in operating revenues(1)	(24)	10	(17)	6
Included in fuel and purchased energy expense(2)	2	1	—	—
Included in OCI	—	4	4	5
Purchases, issuances and settlements:
Purchases	1	1	1	1
Issuances	(1)	—	(1)	—
Settlements	(5)	(7)	(11)	(21)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—	—	—
Transfers out of level 3(5)	—	—	(3)	—
Balance, end of period	$(10)	$21	$(10)	$21
Change in unrealized gains (losses) relating to instruments still held at end of period	$(22)	$11	$(17)	$7
___________

(1)	For power contracts and Heat Rate swaps and options, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into/out of level 1 during the three and six months ended June 30, 2012 and 2011.

(4)	There were no transfers out of level 2 into level 3 for the three and six months ended June 30, 2012 and 2011.

(5)
We had $3 million of transfers out of level 3 into level 2 for the six months ended June 30, 2012. There were no transfers out of level 3 for the three months ended June 30, 2012 and for the three and six months ended June 30, 2011.

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
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of June 30, 2012, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 11 years.
As of June 30, 2012 and December 31, 2011, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	June 30, 2012	December 31, 2011
Power (MWh)	(21)	(21)
Natural gas (MMBtu)	(68)	(200)
Interest rate swaps(1)	$1,592	$5,639
____________

(1)
Approximately $4.1 billion at December 31, 2011 was related to hedges of our First Lien Credit Facility's variable rate debt that was converted to fixed rate debt. On March 26, 2012, we terminated the interest rate swaps formerly hedging our First Lien Credit Facility.

Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of June 30, 2012, was $339 million for which we have posted collateral of $244 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, Corporate Revolving Facility and First Lien Term Loans. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $5 million would be required and that no counterparty could request immediate, full settlement.
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
Interest Rate Swaps Formerly Hedging our First Lien Credit Facility — In January 2011, we repaid approximately $1.2 billion of our First Lien Credit Facility term loans which had approximately $1.0 billion notional amount of interest rate swaps hedging the scheduled variable interest payments. With the repayment of these First Lien Credit Facility term loans, unrealized losses of approximately $91 million in AOCI related to the interest rate swaps formerly hedging the First Lien Credit Facility, were reclassified out of AOCI and into earnings as an additional loss on interest rate derivatives during the first quarter of 2011. We have presented the reclassification of unrealized losses from AOCI into earnings and the changes in fair value and settlements subsequent to the reclassification date of the interest rate swaps formerly hedging our First Lien Credit Facility described above separate from interest expense as loss on interest rate derivatives on our Consolidated Condensed Statements of Operations. On March 26, 2012, we terminated the legacy interest rate swaps formerly hedging our First Lien Credit Facility and paid the fair value of the swaps totaling approximately $156 million. Approximately $14 million of the settlement amount was recorded as a component of loss on interest rate derivatives on our Consolidated Condensed Statements of Operations for the six months ended June 30, 2012 and approximately $142 million reflected the realization of losses recorded in prior periods.
Derivatives Included on Our Consolidated Condensed Balance Sheet
The following tables present the fair values of our net derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012
	Interest Rate Swaps	Commodity Instruments	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$—	$1,049	$1,049
Long-term derivative assets	6	152	158
Total derivative assets	$6	$1,201	$1,207

Current derivative liabilities	$31	$1,212	$1,243
Long-term derivative liabilities	166	110	276
Total derivative liabilities	$197	$1,322	$1,519
Net derivative assets (liabilities)	$(191)	$(121)	$(312)

	December 31, 2011
	Interest Rate Swaps	Commodity Instruments	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$—	$1,051	$1,051
Long-term derivative assets	10	103	113
Total derivative assets	$10	$1,154	$1,164

Current derivative liabilities	$166	$978	$1,144
Long-term derivative liabilities	154	125	279
Total derivative liabilities	$320	$1,103	$1,423
Net derivative assets (liabilities)	$(310)	$51	$(259)

	June 30, 2012		December 31, 2011
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments(1):
Interest rate swaps	$6	$176	$10	$149
Commodity instruments	28	4	51	18
Total derivatives designated as cash flow hedging instruments	$34	$180	$61	$167

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$21	$—	$171
Commodity instruments	1,173	1,318	1,103	1,085
Total derivatives not designated as hedging instruments	$1,173	$1,339	$1,103	$1,256
Total derivatives	$1,207	$1,519	$1,164	$1,423
____________

(1)	Includes accumulated fair value of derivative instruments as of the date hedge accounting was discontinued, net of amortized fair value for settlement periods which have transpired.
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

The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gain (loss)
Interest rate swaps	$—	$(60)	$(157)	$(106)
Commodity derivative instruments	94	42	212	52
Total realized gain (loss)	$94	$(18)	$55	$(54)

Unrealized gain (loss)(1)
Interest rate swaps	$3	$24	$149	$(38)
Commodity derivative instruments	(346)	26	(268)	(39)
Total unrealized gain (loss)	$(343)	$50	$(119)	$(77)
Total mark-to-market activity, net	$(249)	$32	$(64)	$(131)
___________

(1)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into income, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized and unrealized gain (loss)
Power contracts included in operating revenues	$(272)	$48	$(180)	$(9)
Natural gas contracts included in fuel and purchased energy expense	20	20	124	22
Interest rate swaps included in interest expense	3	1	6	2
Loss on interest rate derivatives	—	(37)	(14)	(146)
Total mark-to-market activity, net	$(249)	$32	$(64)	$(131)
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(1)				Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
	2012	2011	2012		2011		2012	2011
Interest rate swaps	$(35)	$(9)	$(8)	(2)	$(22)	(2)	$—	$(1)
Commodity derivative instruments	(13)	(39)	12	(3)	53	(3)	—	1
Total	$(48)	$(48)	$4		$31		$—	$—

	Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(1)				Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
	2012	2011	2012		2011		2012	2011
Interest rate swaps	$(34)	$94	$(15)	(4)	$(123)	(4)	$—	$(1)
Commodity derivative instruments	(14)	(36)	29	(3)	79	(3)	2	1
Total	$(48)	$58	$14		$(44)		$2	$—

____________

(1)	Cumulative cash flow hedge losses, net of tax, remaining in AOCI were $216 million and $172 million at June 30, 2012 and December 31, 2011, respectively.

(2)
Reclassification of losses from OCI to earnings consisted of $8 million and $7 million from the reclassification of interest rate contracts due to settlement for the three months ended June 30, 2012 and 2011, respectively, and $15 million in losses from terminated interest rate contracts due to repayment of project debt in June 2011 for the three months ended June 30, 2011.

(3)	Included in operating revenues and fuel and purchased energy expense on our Consolidated Condensed Statement of Operations.

(4)
Reclassification of losses from OCI to earnings consisted of $15 million and $17 million from the reclassification of interest rate contracts due to settlement for the six months ended June 30, 2012 and 2011, respectively, $15 million in losses from terminated interest rate contracts due to repayment of project debt in June 2011, and $91 million in losses from existing interest rate contracts reclassified from OCI into earnings due to the refinancing of variable rate First Lien Credit Facility term loans for the six months ended June 30, 2011.

As a result of our election to discontinue hedge accounting treatment for our commodity derivatives accounted for as cash flow hedges, the fair value of our commodity derivative instruments residing in AOCI will be reclassified to earnings over the next six months as the related hedged transactions affect earnings. We estimate that pre-tax net losses of $6 million (comprised of amounts related to interest rate swaps and the commodity hedges previously discussed) would be reclassified from AOCI into earnings during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Margin deposits(1)	$262	$140
Natural gas and power prepayments	37	42
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$299	$182

Letters of credit issued	$561	$581
First priority liens under power and natural gas agreements	1	1
First priority liens under interest rate swap agreements	203	318
Total letters of credit and first priority liens with our counterparties	$765	$900

Margin deposits held by us posted by our counterparties(1)(3)	$45	$34
Letters of credit posted with us by our counterparties	1	—
Total margin deposits and letters of credit posted with us by our counterparties	$46	$34
___________

(1)
Balances are subject to master netting arrangements and presented on a gross basis on our Consolidated Condensed Balance Sheets. We do not offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation.

(2)
At June 30, 2012 and December 31, 2011, $275 million and $162 million, respectively, were included in margin deposits and other prepaid expense and $24 million and $20 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) from continuing operations (excluding noncontrolling interest) and our imputed tax rates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax expense (benefit)	$(52)	$18	$(58)	$(65)	(1)
Imputed tax rate	14%	(35)%	15%	15%
_________

(1)	Includes a tax benefit of approximately $76 million related to the election to consolidate our CCFC and Calpine groups for federal income tax reporting purposes for the six months ended June 30, 2011.
Accounting for Income Taxes
Intraperiod Tax Allocation — In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax (benefit) to continuing operations due to current OCI gains with an offsetting amount recognized in OCI. The following table details the effects of our intraperiod tax allocations for the three and six months ended June 30, 2012 and 2011 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intraperiod tax allocation expense (benefit) included in continuing operations	$2	$18	$4	$(16)
Intraperiod tax allocation expense (benefit) included in OCI	$(2)	$(18)	$(4)	$16
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
Under state income tax laws, our NOL carryforwards can be utilized to reduce future taxable income subject to certain limitations, including if we were to undergo an ownership change as defined by Section 382 of the IRC. During 2011, we analyzed the effect of our change in ownership on the Effective Date for each of our significant states to determine the amount of our NOL limitation. The analysis determined that $640 million of our state NOLs are expected to expire unutilized as a result of statutory limitations on the use of some of our pre-emergence date NOLs as of the Effective Date or the cessation of business operations in various tax jurisdictions. We reduced our deferred tax asset for state NOLs that we are unable to utilize and made an equal reduction in our valuation allowance in 2011. The result did not have an impact on our income tax expense in 2011. As we had estimated, approximately $50 million of our state NOLs are expected to expire unutilized during 2012 as a result of statutory state limitations relating to the time period NOLs can be carried forward, and accordingly, we reduced our deferred tax asset and made an equal reduction in our valuation allowance. The reduction did not have an impact to our income tax expense in 2012. We will likely make future annual adjustments to our state NOLs that have expired or are limited under Section 382 of the IRC.
To manage the risk of significant limitations on our ability to utilize our tax NOL carryforwards, our amended and restated certificate of incorporation requires our Board of Directors to meet to determine whether to impose certain transfer restrictions on our common stock if, prior to February 1, 2013, our Market Capitalization declines by at least 35% from our Emergence Date Market Capitalization of approximately $8.6 billion (in each case, as defined in and calculated pursuant to our amended and restated certificate of incorporation) and at least 25 percentage points of shift in ownership has occurred with respect to our equity for purposes of Section 382 of the IRC. We believe as of the filing of this Report, an ownership change of 25 percentage points has occurred; however, we have not experienced declines in our stock price of more than 35% from our Emergence Date Market Capitalization. Accordingly, the transfer restrictions have not been put in place by our Board of Directors; however, if both of the foregoing events were to occur together and our Board of Directors was to elect to impose them, they could become operative in the future. There can be no assurance that the circumstances will not be met in the future, or in the event that they are met, that our Board of Directors would choose to impose these restrictions or that, if imposed, such restrictions would prevent an ownership change from occurring. Unless extended by a vote of the shareholders, the ability of the Board of Directors to impose transfer restrictions on our common stock terminates on January 31, 2013.
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
Canadian Tax Audits — In September 2009, we received notice from the Canadian Revenue Authority, or CRA, of their intent to conduct a limited scope income tax audit on four of our Canadian subsidiaries for the tax years 2005 through 2008. The CRA concluded that there were no adjustments on two of the entities, but further review was required on the remaining two subsidiaries. On April 23, 2012, the remaining two subsidiaries received proposed adjustments from the CRA regarding our tax transfer pricing positions. On June 21, 2012, we met with the CRA to discuss their proposed adjustments and provide clarification where we believed it was needed. In July 2012, we received additional questions from the CRA as a result of our meeting and will respond by the agreed date of September 15, 2012.
We continue to evaluate the proposed adjustments; however, based on our preliminary analysis, we believe that our transfer pricing tax positions and policies are appropriate, and we intend to challenge the CRA's proposed adjustments. If we are unsuccessful in our challenge, any adjustment to Canadian taxable income would first be offset against any existing NOLs that are available; however, we do not believe any reassessment resulting in an adjustment to taxable income which is greater than our existing NOLs, or including interest or penalties which cannot be offset by existing NOLs, would have a material adverse effect on our financial condition, results of operations or cash flows.
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
Unrecognized Tax Benefits — At June 30, 2012, we had unrecognized tax benefits of $84 million. If recognized, $38 million of our unrecognized tax benefits could impact the annual effective tax rate and $46 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact to our effective tax rate. We also had accrued interest and penalties of $22 million for income tax matters at June 30, 2012. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. The amount of unrecognized tax benefits at June 30, 2012 increased by $9 million from December 31, 2011 primarily related to prior year tax positions. We believe it is reasonably possible that a decrease within the range of approximately nil and $23 million in unrecognized tax benefits could occur within the next 12 months primarily related to state and foreign tax issues.

8.	Loss per Share
Pursuant to our Plan of Reorganization, all shares of our common stock outstanding prior to the Effective Date were canceled and the issuance of 485 million new shares of reorganized Calpine Corporation common stock was authorized to resolve allowed unsecured claims. A portion of the 485 million authorized shares was immediately distributed, and the remainder was reserved for distribution to holders of certain disputed claims that, although allowed as of the Effective Date, were unresolved. In June 2011, we settled the largest remaining claim outstanding and began the process of distributing the balance of the reserved shares, which was completed during the third quarter of 2011, pursuant to our Plan of Reorganization. Accordingly, although the reserved shares were not issued and outstanding for the three and six months ended June 30, 2011, all conditions of distribution had been met for these reserved shares as of the Effective Date, and such shares are considered issued and are included in our calculation of weighted average shares outstanding. We also include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding.
As we incurred a net loss for the three and six months ended June 30, 2012 and 2011, diluted loss per share for these periods is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. We excluded the following items from diluted loss per common share for the three and six months ended June 30, 2012 and 2011, because they were anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based awards	13,920	15,309	15,236	15,131

9.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting options which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At June 30, 2012, there were 567,000 and 27,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively.
We use the Black-Scholes option-pricing model or the Monte Carlo simulation model, as appropriate, to estimate the fair value of our employee stock options on the grant date, which takes into account the exercise price and expected term of the stock option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the stock option as of the grant date. For our restricted stock and restricted stock units, we use our closing stock price on the date of grant, or the last trading day preceding the grant date for restricted stock granted on non-trading days, as the fair value for measuring compensation expense. Stock-based compensation expense is recognized over the period in which the related employee services are rendered. The service period is generally presumed to begin on the grant date and end when the equity award is fully vested. We use the graded vesting attribution method to recognize fair value of the equity award over the service period. For example, the graded vesting attribution method views one three-year option grant with annual graded vesting as three separate sub-grants, each representing 33 1/3% of the total number of stock options granted. The first sub-grant vests over one year, the second sub-grant vests over two years and the third sub-grant vests over three years. A three-year option grant with cliff vesting is viewed as one grant vesting over three years.
Stock-based compensation expense recognized was $7 million for both the three months ended June 30, 2012 and 2011, and $13 million and $12 million for the six months ended June 30, 2012 and 2011, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the six months ended June 30, 2012 and 2011. At June 30, 2012, there was unrecognized compensation cost of $10 million related to options, $25 million related to restricted stock and nil related to restricted stock units, which is expected to be recognized over a weighted average period of 1.1 years for options, 1.7 years for restricted stock and 0.9 years for restricted stock units. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.

A summary of all of our non-qualified stock option activity for the Calpine Equity Incentive Plans for the six months ended June 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2011	17,665,902	$17.32	4.8	$26
Granted	888,407	$15.33
Exercised	159,700	$16.07
Forfeited	43,447	$11.76
Expired	74,300	$17.74
Outstanding — June 30, 2012	18,276,862	$17.24	4.5	$28
Exercisable — June 30, 2012	8,835,451	$18.69	4.3	$7
Vested and expected to vest – June 30, 2012	17,866,052	$17.31	4.4	$27
The total intrinsic value of our employee stock options exercised was not significant for both the six months ended June 30, 2012 and 2011. The total cash proceeds received from our employee stock options exercised was $3 million and nil for the six months ended June 30, 2012 and 2011, respectively.
The fair value of options granted during the six months ended June 30, 2012 and 2011, was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table.

	2012	2011
Expected term (in years)(1)	6.5	6.5
Risk-free interest rate(2)	1.6%	2.7 – 3.2%
Expected volatility(3)	30.0 – 30.5%	31.2 – 31.7%
Dividend yield(4)	—	—
Weighted average grant-date fair value (per option)	$5.18	$5.48
___________

(1)	Expected term calculated using the simplified method prescribed by the SEC due to the lack of sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded stock options.

(4)	We have never paid cash dividends on our common stock, and it is not anticipated that any cash dividends will be paid on our common stock in the near future.
No restricted stock or restricted stock units have been granted other than under the Calpine Equity Incentive Plans. A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the six months ended June 30, 2012, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2011	3,510,358	$12.10
Granted	1,554,311	$15.38
Forfeited	135,638	$13.33
Vested	1,042,095	$10.08
Nonvested — June 30, 2012	3,886,936	$13.89

The total fair value of our restricted stock that vested during the six months ended June 30, 2012 and 2011, was approximately $19 million and $7 million, respectively.

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
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. At June 30, 2012, our reportable segments were West (including geothermal), Texas, North (including Canada) and Southeast. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result.
Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$258	$188	$269	$164	$—	$879
Intersegment revenues	1	41	2	(6)	(38)	—
Total operating revenues	$259	$229	$271	$158	$(38)	$879
Commodity Margin(1)	$210	$145	$181	$73	$—	$609
Add: Mark-to-market commodity activity, net and other(2)(3)	(76)	(217)	(3)	(42)	(6)	(344)
Less:
Plant operating expense	112	72	58	36	(7)	271
Depreciation and amortization expense	49	34	34	22	(1)	138
Sales, general and other administrative expense	6	13	8	7	1	35
Other operating expenses(4)	9	1	6	2	1	19
(Income) from unconsolidated investments in power plants	—	—	(5)	—	—	(5)
Income (loss) from operations	(42)	(192)	77	(36)	—	(193)
Interest expense, net of interest income						182
Other (income) expense, net						6
Loss before income taxes						$(381)

	Three Months Ended June 30, 2011
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$466	$646	$324	$197	$—	$1,633
Intersegment revenues	1	5	5	40	(51)	—
Total operating revenues	$467	$651	$329	$237	$(51)	$1,633
Commodity Margin(1)	$236	$128	$184	$59	$—	$607
Add: Mark-to-market commodity activity, net and other(2)(3)	11	27	(5)	—	(9)	24
Less:
Plant operating expense	116	63	47	41	(6)	261
Depreciation and amortization expense	42	35	33	22	(1)	131
Sales, general and other administrative expense	8	13	6	6	1	34
Other operating expenses(4)	11	3	9	2	(5)	20
Loss from unconsolidated investments in power plants	—	—	2	—	—	2
Income (loss) from operations	70	41	82	(12)	2	183
Interest expense, net of interest income						190
Loss on interest rate derivatives						37
Debt extinguishment costs and other (income) expense, net						8
Loss before income taxes						$(52)

	Six Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$674	$544	$567	$330	$—	$2,115
Intersegment revenues	5	61	5	16	(87)	—
Total operating revenues	$679	$605	$572	$346	$(87)	$2,115
Commodity Margin(1)	$418	$254	$325	$129	$—	$1,126
Add: Mark-to-market commodity activity, net and other(2)(5)	(40)	(183)	9	(32)	(14)	(260)
Less:
Plant operating expense	193	140	103	69	(13)	492
Depreciation and amortization expense	99	69	67	45	(2)	278
Sales, general and other administrative expense	14	24	14	15	1	68
Other operating expenses(4)	20	3	15	3	(1)	40
(Income) from unconsolidated investments in power plants	—	—	(14)	—	—	(14)
Income (loss) from operations	52	(165)	149	(35)	1	2
Interest expense, net of interest income						364
Loss on interest rate derivatives						14
Debt extinguishment costs and other (income) expense, net						20
Loss before income taxes						$(396)

	Six Months Ended June 30, 2011
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$1,065	$1,096	$595	$376	$—	$3,132
Intersegment revenues	4	10	13	85	(112)	—
Total operating revenues	$1,069	$1,106	$608	$461	$(112)	$3,132
Commodity Margin(1)	$469	$195	$319	$113	$—	$1,096
Add: Mark-to-market commodity activity, net and other(2)(5)	16	(33)	(1)	(4)	(15)	(37)
Less:
Plant operating expense	203	143	92	74	(13)	499
Depreciation and amortization expense	88	65	66	45	(2)	262
Sales, general and other administrative expense	19	23	12	11	1	66
Other operating expenses(4)	19	3	16	3	(3)	38
(Income) from unconsolidated investments in power plants	—	—	(7)	—	—	(7)
Income (loss) from operations	156	(72)	139	(24)	2	201
Interest expense, net of interest income						378
Loss on interest rate derivatives						146
Debt extinguishment costs and other (income) expense, net						108
Loss before income taxes						$(431)
_________

(1)
Our North segment includes Commodity Margin related to Riverside Energy Center, LLC of $24 million and $22 million for three months ended June 30, 2012 and 2011, respectively, and $32 million and $31 million for the six months ended June 30, 2012 and 2011, respectively.

(2)
Mark-to-market commodity activity represents the change in the unrealized portion of our mark-to-market activity, net, included in operating revenues and fuel and purchased energy expense on our Consolidated Condensed Statements of Operations. The increase in unrealized mark-to-market losses for the three and six months ended June 30, 2012, was primarily driven by the impact of a near term increase in forward power prices and corresponding Market Heat Rate expansion in the ERCOT region during the last several days of June 2012.

(3)	Includes $(1) million and $4 million of lease levelization and $3 million and $1 million of amortization expense for the three months ended June 30, 2012 and 2011, respectively.

(4)
Excludes $2 million of RGGI compliance and other environmental costs for both the three months ended June 30, 2012 and 2011, and $5 million and $4 million for the six months ended June 30, 2012 and 2011, respectively, which are components of Commodity Margin.

(5)	Includes $(9) million and $4 million of lease levelization and $7 million and $1 million of amortization expense for the six months ended June 30, 2012 and 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We continue to make significant progress to maintain financially disciplined growth, to enhance long-term shareholder value through our capital allocation and share repurchases and to set the foundation for continued growth and success with the following achievements during the first half of 2012:

•
We produced over 56 million MWh of electricity in the first half of 2012, 44% more than the same period in 2011 (includes generation from power plants owned but not operated by us and our share of generation from our unconsolidated power plants).

•	Our entire fleet achieved a forced outage factor of 2.0% during the first half of 2012, our lowest on record for this period.

•	Our entire fleet achieved a starting reliability of 98% during the first half of 2012, our highest on record for this period.

•	Our lost time incident rate during the first half of 2012 was .10, our lowest on record for this period.

•	During the first quarter of 2012, we terminated our legacy interest rate swaps formerly hedging our First Lien Credit Facility for approximately $156 million.

•	Construction of our Russell City Energy Center and modernization at our Los Esteros Critical Energy Facility continue to move forward with expected completion dates during the summer of 2013.

•
On August 23, 2011, we announced that our Board of Directors had authorized the repurchase of up to $300 million in shares of our common stock. In April 2012, our Board of Directors authorized us to double the size of our share repurchase program, increasing our permitted cumulative repurchases to $600 million in shares of our common stock. Through the filing of this Report, a total of 24,546,120 shares of our outstanding common stock have been repurchased under this program for approximately $409 million at an average price of $16.65 per share.

•
We continue to grow our presence in core markets with an emphasis on expansions or upgrades at existing sites and power plants. We have continued to make progress with our turbine upgrade program and have ongoing development activities including the advanced development of the Garrison Energy Center near Dover, Delaware and expansion of our Deer Park and Channel Energy Centers in Texas.

•
We have entered into new long-term customer contracts including new PPAs associated with our Oneta Energy Center, new resource adequacy contracts and an amended PPA associated with our Los Medanos Energy Center and a new resource adequacy contract associated with our Gilroy Cogeneration Plant.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas, North (including Canada) and Southeast.
Our portfolio, including partnership interests, consists of 93 power plants, including 2 under construction, located throughout 20 states in the U.S. and in Canada, with an aggregate generation capacity of 28,009 MW and 773 MW under construction. In connection with the upgrade of our Los Esteros Critical Energy Facility from a 188 MW simple-cycle power plant to a 309 MW combined-cycle generation power plant, our existing 188 MW simple-cycle power plant was shutdown at the end of 2011 to allow for major maintenance on the combustion turbines and installation of the new heat recovery steam generators and a steam turbine generator in connection with a new PPA. Our fleet generation capacity includes 77 natural gas-fired power plants, 15 geothermal plants and 1 photovoltaic solar plant, and collectively consists of approximately 725 MW of baseload capacity from our Geysers Assets and 4,591 MW of baseload capacity from our cogeneration power plants, 16,405 MW of intermediate load capacity from our combined-cycle combustion turbines and 6,288 MW of peaking capacity from our simple-cycle combustion turbines and duct-fired capability, which includes approximately 4 MW of capacity from photovoltaic solar power generation technology located in New Jersey. Our segments have an aggregate generation capacity of 6,751 MW with an additional 773 MW under construction in the West, 7,252 MW in Texas, 7,923 MW in the North and 6,083 MW in the Southeast. Our Geysers Assets are included in our West segment.
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
Mercury and Air Toxics Standards
On December 21, 2011, the EPA issued the National Emission Standards for Hazardous Air Pollutants from Coal- and Oil-fired Electric Utility Steam Generating Units and Standards of Performance for Fossil-Fuel-Fired Electric Utility, Industrial-Commercial-Institutional, and Small Industrial-Commercial-Institutional Steam Generating Units, otherwise known as the Mercury and Air Toxics Standards (“MATS”). These rules limit emissions of mercury, acid gases and other metals from coal- and oil-fired power plants. The EPA estimates that there are approximately 1,400 units affected by MATS consisting of approximately 1,100 existing coal-fired units and 300 oil-fired units at about 600 power plants.We are not directly affected by the rule because it does not apply to natural gas-fired units, peaker units or units that use fuel oil as a backup fuel. We believe that the proposed emission standards are sufficiently stringent to force coal units without emissions controls to be retired or to install acid gas, mercury, and particulate matter controls by April 16, 2015, which could benefit our competitive position. On February 16, 2012, three parties filed petitions for review with the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) challenging MATS. These petitions were consolidated under one docket number, along with two other petitions. On March 19, 2012, Calpine filed a motion for leave to intervene in the consolidated case on behalf of the EPA. Prior to the April 16, 2012 petition filing deadline, at least 25 additional lawsuits, including petitions filed by 24 states, have been filed challenging MATS. On July 3, 2012, Calpine along with several others in the industry who are similarly situated filed a Notice of Intervention in the pending litigation.
Cross-State Air Pollution Rule
On July 6, 2011, the EPA finalized rules to control interstate transportation of fine particulate matter (PM-2.5) and ozone. The Cross-State Air Pollution Rule (“CSAPR”) requires substantial emissions reductions of NOx and SO2 from electric generating units in 27 states primarily in the eastern U.S. The rule sets up three distinct cap-and-trade programs: annual NOx and SO2 trading programs to control fine particles, and a NOx trading program from May through September (the ozone season) to control ozone. Emissions reductions were scheduled to take effect starting January 1, 2012 for SO2 and annual NOx reductions and May 1, 2012 for ozone season NOx reductions. Significant additional SO2 emissions reductions in Group 1 states will be required in 2014. Compared to 2005, the EPA estimates that by 2014 this rule and other federal rules will lower power plant annual emissions in the CSAPR region by 6.4 million tons per year of SO2 (a 73% reduction) and 1.4 million tons per year of NOx (a 54% reduction). The rule established an unlimited intrastate and limited interstate trading program with allowances allocated to sources based on historic heat input but capped at maximum annual emissions from 2003 to 2010. At current capacity factors, Calpine will be allocated sufficient allowances; thus, CSAPR is not expected to have a material impact on our operations. We expect the overall impact of this rule to be positive to Calpine as the significant emissions reductions require coal-fired electric generating units to either purchase allowances, switch to more expensive fuels, install air pollution controls, or reduce or discontinue operations.

On October 14, 2011, the EPA proposed revisions to CSAPR to address discrepancies in unit-specific modeling assumptions that affect state emissions budgets in Texas, Florida, Louisiana, Michigan, Mississippi, Nebraska, New Jersey, New York and Wisconsin. In addition, the EPA proposed delaying implementation of the assurance provisions, which were established to ensure that states’ emissions do not exceed their emissions budgets plus a variability allowance. The proposed two-year delay in the assurance provisions would allow unlimited interstate trading of CSAPR allowances, thereby providing more compliance options for affected sources. In addition, the EPA finalized a supplemental rule that includes five additional states - Iowa, Michigan, Missouri, Oklahoma and Wisconsin - in CSAPR’s seasonal NOx emission trading program.
A number of power generation companies, states and other groups have filed petitions for review in the D.C. Circuit challenging CSAPR including requests for full or partial stays of the Rule. Calpine and other power generation companies have been granted intervenor status on behalf of respondent EPA. On December 30, 2011, the D.C. Circuit stayed CSAPR pending the court’s review of the merits of the challenges to CSAPR but restored CSAPR’s predecessor, CAIR, for the 2012 compliance year. Oral arguments on the merits took place on April 13, 2012 and a decision is expected this year. Calpine continues to participate as a respondent intervenor in the court proceedings.
California: GHG — Cap-and-Trade Regulation
California's AB 32 creates a statewide cap on GHG emissions and requires the state to return to 1990 emissions levels by 2020. To meet these levels CARB has approved the implementation of a number of measures including a cap-and-trade program. In late 2011, CARB adopted final cap-and-trade and mandatory reporting regulations which took effect on January 1, 2012. The first compliance period for covered sources like Calpine is 2013-2015; however, in 2012, CARB is implementing other requirements of the cap-and-trade regulation including registering covered entities and testing the necessary auction infrastructure. CARB will conduct one practice auction in August 2012 to test the auction system and conduct the first real auction in November 2012. Litigation challenging the implementation of CARB's AB 32 Scoping Plan has been resolved. However, on March 28, 2012, two environmental organizations filed a lawsuit challenging the cap-and-trade regulation, seeking to enjoin the use of emissions offsets to meet covered entities' compliance obligations. We cannot predict the ultimate success of this lawsuit. Because the cap-and-trade regulation includes a severability clause, even if the lawsuit is successful, it should not prevent the program from being implemented with respect to capped sectors. We cannot predict whether there will be any additional legal challenges filed against the regulation or what the associated impacts of any such litigation would be.
A number of parties continue to seek further refinements to improve the regulation. Concurrent with the adoption of the regulations, in October 2011, CARB also adopted Resolution 11-32 outlining the issues it will continue to address including, but not limited to, issues raised by Calpine on the market's auction purchase and holding limit provisions of the cap-and-trade regulation and issues involving long-term contracts executed prior to AB 32. On June 28, 2012, the CARB Board adopted only minor amendments to the cap-and-trade regulation and postponed the adoption of proposed amendments that would facilitate the linkage of California's and Quebec's cap-and-trade programs until it can meet certain requirements set forth by recently enacted legislation. At its June 2012 meeting, the Board directed the staff to continue to work on issues identified in Resolution 11-32. Overall, we support AB 32 and believe we are positioned to comply with these regulations.
New Jersey: NOX
New Jersey has enacted air regulations that further limit NOx emissions from turbines and boilers beginning in 2015. These regulations will require future investment in emissions controls on some of our peaking power plants. We have provided notice to PJM that our 158 MW Deepwater Energy Center, 68 MW Cedar Energy Center and 60 MW Missouri Avenue Energy Center will be physically unable to perform in the delivery year 2015 as a result of these air regulations and that we plan to retire the units before the commencement of the PJM Reliability Pricing Model 2015/2016 delivery year. We received PJM's response in May 2012 in which PJM indicated its agreement with our deactivation request provided certain planned transmission upgrades are completed as scheduled. In the event the transmission upgrades are not completed as planned, PJM may require one or more of the plants to continue to operate for a period of time but we would be entitled to full cost recovery. We plan to install emissions controls equipment at our 73 MW Carll's Corner Energy Center and 67 MW Mickleton Energy Center as these power plants cleared PJM's 2015/2016 base residual auction. Our 77 MW Middle Energy Center did not clear PJM's 2015/2016 base residual auction and we are currently evaluating our options related to this power plant. All six of our power plants impacted by the air regulations will be fully depreciated by June 2015. The retirement of these power plants or installation of emissions controls will not have a material impact on our financial condition, results of operations or cash flows.
Clean Water Act and Water Intake Rule
Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impact. The EPA proposed rules in March 2011 and subsequent revisions in June 2012 (the “Water Intake Rule”) that would allow states to require power plants employing older once-through cooling systems, particularly along biologically productive estuaries and rivers, to undertake major modifications to their cooling water intake structures or even install cooling towers to reduce impingement (where fish and other aquatic life get trapped against the intake screens) and entrainment (where small aquatic life passes through the intake screens and goes through the condenser at high temperatures). Calpine continues to participate in the rulemaking process, however, while these rules will likely affect our competitors, we do not expect these rules to have a material impact on our operations because we have only two peaking power plants that employ once-through cooling systems.
California RPS
On April 12, 2011, California's governor signed into law legislation establishing a new and higher RPS. The new law requires implementation of a 33% RPS by 2020, with intermediate targets between now and 2020. The previous RPS legislation required certain retail power providers to generate or procure 20% of the power they sell to retail customers from renewable resources beginning in 2010. The new standard applies to all load-serving entities, including entities such as large municipal utilities that are not CPUC-jurisdictional. Under the new law, there are limits on different "buckets" of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy at least a fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour. Similarly, the legislation places limits on the use of “firmed and shaped” transactions and unbundled RECs – claims to the renewable aspect of the power produced by a renewable resource that can be traded separately from the underlying power. In general, the ability to use “firmed and shaped” transactions and unbundled RECs becomes more limited over the course of the implementation period. On December 1, 2011, the CPUC issued a decision on intermediate RPS procurement targets between the present and 2020. On December 15, 2011, the CPUC issued a decision clarifying exactly what transactions will fall into which bucket. Important additional details of the implementation of the 33% RPS are the subject of ongoing regulatory proceedings at both the CPUC and the California Energy Commission.
QFs and California State Regulation of Power
A recently implemented CPUC settlement changes significant aspects of policy towards California QFs, including our non-renewable QF facilities. The settlement resolves issues related to QFs under existing QF contracts. Most existing California QFs are under QF contracts. The settlement establishes new energy pricing options for QFs under QF contracts, including the option to shed QF host and efficiency obligations and become dispatchable, and specifies mechanisms for the California IOUs to procure both existing combined heat and power (“CHP”) that is not otherwise under contract and new CHP. Pursuant to the QF Settlement, we have converted one of our former QFs to a dispatchable non-QF unit and are exploring similar opportunities for some of our other California QFs. In addition, we offered some of our resources into the IOUs’ recent CHP solicitations. In certain instances, the IOUs selected our offers and the deals are now awaiting regulatory approval. The impact of the larger CHP settlement has been positive to Calpine.
PJM Capacity Market
Certain states in the PJM market region have taken actions that could impact the PJM capacity market. In New Jersey, legislation enacted in 2011 required the New Jersey Board of Public Utilities (“BPU”) to issue a request for proposals (“RFP”) for new generation. As a result of the RFP, the BPU directed New Jersey's four public utilities to enter into standard offer capacity agreements with the winning generators for new capacity to be built in New Jersey. Several entities have appealed the BPU's order directing the public utilities to enter into long-term contracts with those generators. On February 9, 2011, we joined a group of generators and utilities in filing a complaint in federal district court challenging the constitutionality of the New Jersey legislation. The court proceeding is continuing. The BPU has also initiated a proceeding and held hearings to investigate whether there is a need for New Jersey to pursue additional generation capacity beyond the 2,000 MW already contracted for pursuant to the legislation.
On September 29, 2011, the Maryland Public Service Commission (“MPSC”) issued a “Notice of Approval of Request for Proposals for New Generation to be Issued by Maryland Electric Distribution Companies” (“the Notice”). The Notice required the state's IOUs to issue RFPs for up to 1,500 MW of capacity. The Notice specifies that proposals must be for new natural gas-fired capacity capable of delivery into the PJM Southwest Mid-Atlantic Area Council (“SWMAAC”) delivery area. On April 12, 2012, the MPSC issued a further order in this proceeding, directing certain Maryland IOUs located in the SWMAAC area to enter into a contract for differences with CPV Maryland, LLC (“CPV”), a generation developer that is currently developing a 661 MW natural gas-fired, combined-cycle generation plant in SWMAAC. The facility is scheduled to have a COD of June 1, 2015. In May 2012, we filed with the Circuit Court of Baltimore County, Maryland a Petition for Review of the MPSC's order, asking the court to review the order and declare it invalid. The proceeding continues.
Meanwhile, in response to a filing by PJM that was intended in part to address the negative implications from these state actions by revising the Minimum Offer Price Rule (“MOPR”) in its tariff, FERC issued an order on April 12, 2011 approving PJM's MOPR tariff changes in time for PJM's 2015/2016 base residual auction in May 2012. FERC's MOPR order is currently on appeal before the Court of Appeals for the Third Circuit. In addition, we expect PJM to review the MOPR as it applies to future auctions.

ERCOT Scarcity Pricing
In April 2012, the PUCT recommended two proposed rulemakings in connection with its proceedings on Resource and Reserve Adequacy and Shortage Pricing. The first rulemaking considered increasing the current system-wide offer cap of $3,000/MWh to $4,500/MWh for the period August 1, 2012 through May 31, 2013. In June 2012, the PUCT approved the increase of the system-wide offer cap from $3,000/MWh to $4,500/MWh effective August 1, 2012. A proposed alternate rule would increase the cap in annual increments beginning in June 2013, escalating up to $9,000/MWh by June 2015. The second rulemaking will also consider whether the offer cap should be raised to $12,000 - $15,000/MWh range. The PUCT wants this rulemaking completed by the end of September 2012. Consistent with current ERCOT practice, the top price for the ERCOT Power Balance Penalty Curve (“PBPC”) will be revised to match each increase of the offer cap. The slope of the PBPC also will be revised by ERCOT, increasing the starting price from $200/MWh to $500/MWh. ERCOT will be responsible for revising ancillary services used for capacity (non-spinning reserve service, responsive reserves, regulation up service and reliability unit commitment) and reliability must run units for capacity to reflect each new offer cap.
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
On June 1, 2012, The Brattle Group issued to ERCOT a report on ERCOT investment incentives and resource adequacy (the “Brattle Report”). The Brattle Report confirms that ERCOT will be well below its 13.75% planning reserve margin by 2014 (9.8%) and concludes the current energy-only market design is challenged to ensure ERCOT meets its reliability target over the long-term. The Brattle Report supports the PUCT’s consideration and action on the type of changes in the second rulemaking described above, but also recognizes these changes alone are not enough to ensure long-term reliability. The Brattle Report recommends that the PUCT and ERCOT (i) evaluate what level of reliability is desirable for ERCOT and (ii) then determine the best market design approach to reach the desired reliability target. The Brattle Report does not recommend a market design to ensure the target is met, but outlines the advantages and disadvantages of an energy-only market with enhancements, a market featuring a reliability obligation for loads and a centralized forward capacity market. Calpine will participate in PUCT proceedings on both issues, including submitting comments that recommend PUCT consideration of a forward capacity market as the best market design to ensure long-term reliability. As these proceedings are ongoing, we cannot predict what the ultimate impact may be nor the impact on our financial condition, results of operations or cash flows.
Sutter Energy Center
Our Sutter power plant, which is a 578 MW natural gas-fired, combined-cycle power plant, had contracts for its output in 2012. In late 2011, we determined that the power plant will be uneconomic and may have to be shutdown absent incremental compensation. Consequently, on November 22, 2011, we submitted a request to the CAISO to compensate us for our Sutter power plant under a provision of CAISO's current tariff that is intended to avoid retirement of needed generating units. Under this tariff provision, the Capacity Procurement Mechanism (“CPM”) allows the CAISO to compensate assets that are needed in the future, but are not currently receiving sufficient revenues to sustain operation. Upon review of our request, the CAISO determined we had met all of the requirements for such compensation. However, the CAISO also determined that the need for our Sutter power plant cannot be demonstrated in the following year (as required by the current tariff), but some time later. On January 26, 2012, the CAISO submitted a request to FERC seeking a narrow waiver of its tariff to allow such designation and compensation for our Sutter power plant. In parallel, we submitted a notice to the CPUC indicating that the operational status of our Sutter power plant may change. On March 29, 2012, the CPUC issued a resolution ordering California's three IOUs to negotiate to enter into contracts with us within the next thirty days. On May 7, 2012, we announced that contracts were executed with California's three IOUs for the purchase of resource adequacy from our Sutter power plant for the period from July 1 through December 31, 2012. As a result, the CAISO withdrew its request for a FERC waiver. In the meantime, the CPUC and CAISO are moving forward into developing long-term capacity procurement policies and products for the California power market.
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
Federal Litigation on EPA Regulation of GHG Emissions
On April 2, 2007, the U.S. Supreme Court ruled that the EPA has the authority to regulate GHG emissions under the CAA. As a result of this ruling, the EPA is moving forward to regulate GHG emissions pursuant to its existing authority under the CAA. On December 7, 2009, the EPA made an “endangerment finding” with respect to GHGs, determining that current and projected concentrations of six key GHGs endanger the public health and welfare of current and future generations. As part of the EPA’s initiative to regulate GHGs, on May 13, 2010, the EPA finalized regulations referred to as the “Tailoring Rule” to require new sources emitting over 100,000 tons of CO2 per year (a “major” source) of GHG emissions or modifications to existing major sources that would increase their GHG emissions by greater than 75,000 tons of CO2 per year to undergo a major new source review (“NSR”). Beginning in January 2011, new or modified sources already required to obtain a prevention of significant deterioration (“PSD”) permit due to their emissions of conventional regulated pollutants were required to satisfy best available control technology (“BACT”) requirements for GHG as well. Beginning in July 2011, new and modified sources exceeding the 100,000 and 75,000 tons of CO2 per year thresholds, respectively, were required to obtain a PSD permit and satisfy BACT requirements for GHGs, regardless of their emissions of any conventional pollutants. The EPA has issued guidance to permitting authorities on the implementation of GHG BACT that focuses on energy efficiency, but requires consideration of carbon capture and storage (“CCS”) as available technology for high-emitting industries. We believe that the impact of the final Tailoring Rule will be neutral to us because we expect that our efficient power plants would be found to meet BACT for GHGs if required to undergo PSD review. Calpine’s Russell City Energy Center, a 619 MW combined-cycle power plant (Calpine's 75% net interest is 464 MW) being constructed in Hayward, California, voluntarily accepted GHG BACT limits in its PSD permit before such limits were required by law.
On August 2, 2010, a coalition of approximately 20 members representing manufacturing, oil and gas facilities, refineries, and small businesses, filed a petition for review of the Tailoring Rule. The petition was consolidated with a prior petition from the coalition challenging the EPA’s “Timing Rule,” which clarified the timeframe for PSD regulation of GHGs to take effect, and numerous related petitions filed by states, environmental organizations, and other industry groups. There are currently over 70 parties in the consolidated litigation, Coalition for Responsible Regulations, Inc. v. U.S. Environmental Protection Agency. Oral argument for all of the petitions challenging the EPA’s suite of GHG regulations and policies was heard on February 28-29, 2012 in the D.C. Circuit. On June 26, 2012, the D.C. Circuit upheld the endangerment finding and dismissed the petitions that challenged the Timing and Tailoring Rules.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
CFTC Regulation of Derivatives Transactions
The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions. Title VII of the Dodd-Frank Act addresses regulatory reform of the OTC derivatives market in the U.S. and significantly changes the regulatory framework of this market. The current effective date for the CFTC to implement all final regulations related to Title VII is December 31, 2012. Certain Title VII regulations have been finalized, however, other key regulations have not been finalized as of this time or remain in draft form. Until all of these regulations have been finalized, the extent to which the provisions of Title VII might affect our derivatives activities is unknown. A number of features in the legislation may impact our existing business. One of these is the requirement for central clearing of many OTC derivatives transactions with clearing organizations. Moreover, whereas our OTC transactions have traditionally been negotiated on a bilateral basis, including the collateral arrangements thereunder, they now may be subject to the collateral and margining procedures of the clearing organization. Other features of the Dodd-Frank Act which will have an impact on our derivatives activities include trade reporting, position limits and trade execution. The effect of the Dodd-Frank Act on traditional dealers and market-makers as well as the consequential effect on market liquidity and, hence, pricing is uncertain. Nevertheless, we expect to be able to continue to participate in financial markets for our derivative transactions.
Some of the key regulatory rulemakings regarding the definition of specific entity designations and the swap definition rules for the Dodd-Frank Act, which was signed into law on July 21, 2010, were finalized in the second and early third quarters of 2012. We are currently completing a thorough evaluation of the impact and timing of these recent rulemakings on our operations, however, it is difficult to fully assess the ultimate impact of the Dodd-Frank Act on us until all rulemakings are finalized and implemented.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
Below are our results of operations for the three months ended June 30, 2012, as compared to the same period in 2011 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2012	2011	Change	% Change
Operating revenues:
Commodity revenue	$1,180	$1,571	$(391)	(25)
Mark-to-market activity(1)	(302)	60	(362)	#
Other(2)	1	2	(1)	(50)
Operating revenues	879	1,633	(754)	(46)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	568	966	398	41
Mark-to-market activity(1)	44	34	(10)	(29)
Fuel and purchased energy expense	612	1,000	388	39
Plant operating expense	271	261	(10)	(4)
Depreciation and amortization expense	138	131	(7)	(5)
Sales, general and other administrative expense	35	34	(1)	(3)
Other operating expenses(3)	21	22	1	5
Total operating expenses	1,077	1,448	371	26
(Income) loss from unconsolidated investments in power plants	(5)	2	7	#
Income (loss) from operations	(193)	183	(376)	#
Interest expense	184	192	8	4
Loss on interest rate derivatives	—	37	37	#
Interest (income)	(2)	(2)	—	—
Debt extinguishment costs	—	5	5	#
Other (income) expense, net	6	3	(3)	#
Loss before income taxes	(381)	(52)	(329)	#
Income tax expense (benefit)	(52)	18	70	#
Net loss	(329)	(70)	(259)	#
Net income attributable to the noncontrolling interest	—	—	—	—
Net loss attributable to Calpine	$(329)	$(70)	$(259)	#

	2012	2011	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(4)	26,681	19,394	7,287	38
Average availability	86.4%	84.8%	1.6%	2
Average total MW in operation(4)	27,205	27,314	(109)	—
Average capacity factor, excluding peakers	51.0%	37.6%	13.4%	36
Steam Adjusted Heat Rate	7,391	7,451	60	1
__________

#	Variance of 100% or greater

(1)	Amount represents the change in the unrealized portion of our mark-to-market activity.

(2)	Includes $3 million and $1 million of amortization expense for the three months ended June 30, 2012 and 2011, respectively, related to an acquired contract that became effective in June 2011.

(3)	Includes $2 million of RGGI compliance and other environmental costs for both the three months ended June 30, 2012 and 2011, which are components of Commodity Margin.

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
Commodity revenue, net of commodity expense, increased $7 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily as a result of:

•
higher generation due to increased market opportunities primarily driven by lower natural gas prices and higher Spark Spreads in the second quarter of 2012 compared to the second quarter of 2011; partially offset by

•	lower contribution from hedges during the second quarter of 2012 compared to the same period in 2011; and

•	lower regulatory capacity prices and the expiration of contracts subsequent to the second quarter of 2011.
Generation increased 38% due to increased market opportunities primarily driven by lower natural gas prices and higher Spark Spreads, which was also the primary driver of a 36% increase in our average capacity factor, excluding peakers. Our average total MW in operation decreased by 109 MW primarily due to the temporary shutdown of our Los Esteros Critical Energy Facility to allow for major maintenance on the combustion turbines and installation of new heat recovery steam generators and a steam turbine generator associated with the upgrade from a simple-cycle power plant to a combined-cycle power plant in connection with a new PPA partially offset by an increase in capacity resulting from our turbine upgrade program.
Unrealized mark-to-market earnings from commodity derivative instruments, primarily hedges of future generation and fuel needs, for the three months ended June 30, 2012 compared to the same period in 2011 had an unfavorable variance of $372 million primarily driven by the impact of a near term increase in forward power prices and corresponding Market Heat Rate expansion in the ERCOT region during the last several days of June 2012. In July 2012, these near term forward power prices and corresponding Market Heat Rates decreased in the ERCOT region.
Plant operating expense increased by $10 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to an $8 million increase in property taxes resulting from a nonrecurring settlement of a property tax dispute which positively impacted the second quarter of 2011 and a $5 million increase in major maintenance expense resulting from our plant outage schedule. Otherwise, our plant operating expense was marginally lower despite a 38% increase in generation in the second quarter of 2012 compared to the second quarter of 2011. The increase in generation also resulted in a 1% decrease in our Steam Adjusted Heat Rate for the three months ended June 30, 2012, compared to the same period in 2011 as our power plants tend to operate more efficiently under baseload operations.

Depreciation and amortization expense increased for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily resulting from a decrease of $8 million in the second quarter of 2011 related to a revision in the expected settlement dates of the asset retirement obligations related to our natural gas-fired and geothermal power plants.

(Income) loss from unconsolidated investments in power plants had a favorable variance for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to a $6 million increase in earnings related to Greenfield LP due to outages during the second quarter of 2011.
Interest expense decreased for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily resulting from a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, to 7.4% for the three months ended June 30, 2012, from 7.6% for the three months ended June 30, 2011.
Loss on interest rate derivatives had a favorable change of $37 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily resulting from interest rate swap breakage costs related to the repayment of project debt in June 2011 and changes in fair value and settlements subsequent to the reclassification date of the interest rate swaps formerly hedging our First Lien Credit Facility term loans for the three months ended June 30, 2011, compared to the same period in 2012. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further discussion of our interest rate swaps formerly hedging our First Lien Credit Facility term loans.

Debt extinguishment costs decreased for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to $5 million in debt extinguishment costs related to the write-off of unamortized deferred financing costs related to the repayment of project debt in June 2011.
During the three months ended June 30, 2012, we recorded an income tax benefit of $52 million compared to an income tax expense of $18 million for the three months ended June 30, 2011. The favorable period over period change primarily resulted from a decrease in income tax expense of $16 million related to the application of intraperiod tax allocation and a $54 million decrease in various state and foreign jurisdiction income taxes resulting from the increase in pre-tax losses in the current period and the application of U.S. GAAP related to the provision for interim period income taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
Below are our results of operations for the six months ended June 30, 2012, as compared to the same period in 2011 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2012	2011	Change	% Change
Operating revenues:
Commodity revenue	$2,396	$3,091	$(695)	(22)
Mark-to-market activity(1)	(280)	35	(315)	#
Other(2)	(1)	6	(7)	#
Operating revenues	2,115	3,132	(1,017)	(32)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,256	1,995	739	37
Mark-to-market activity(1)	(12)	74	86	#
Fuel and purchased energy expense	1,244	2,069	825	40
Plant operating expense	492	499	7	1
Depreciation and amortization expense	278	262	(16)	(6)
Sales, general and other administrative expense	68	66	(2)	(3)
Other operating expenses(3)	45	42	(3)	(7)
Total operating expenses	2,127	2,938	811	28
(Income) from unconsolidated investments in power plants	(14)	(7)	7	#
Income from operations	2	201	(199)	(99)
Interest expense	369	383	14	4
Loss on interest rate derivatives	14	146	132	90
Interest (income)	(5)	(5)	—	—
Debt extinguishment costs	12	98	86	88
Other (income) expense, net	8	10	2	20
Loss before income taxes	(396)	(431)	35	8
Income tax benefit	(58)	(65)	(7)	(11)
Net loss	(338)	(366)	28	8
Net income attributable to the noncontrolling interest	—	(1)	1	#
Net loss attributable to Calpine	$(338)	$(367)	$29	8

	2012	2011	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(4)	54,736	37,521	17,215	46
Average availability	88.4%	86.8%	1.6%	2
Average total MW in operation(4)	27,197	27,110	87	—
Average capacity factor, excluding peakers	53.0%	37.2%	15.8%	42
Steam Adjusted Heat Rate	7,329	7,411	82	1
__________

#	Variance of 100% or greater

(1)	Amount represents the change in the unrealized portion of our mark-to-market activity.

(2)	Includes $7 million and $1 million of amortization expense for the six months ended June 30, 2012 and 2011, respectively, related to an acquired contract that became effective in June 2011.

(3)	Includes $5 million and $4 million of RGGI compliance and other environmental costs for the six months ended June 30, 2012 and 2011, respectively, which are components of Commodity Margin.

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
Commodity revenue, net of commodity expense, increased $44 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to:

•	higher generation driven primarily by lower natural gas prices and higher Spark Spreads in the first half of 2012 compared to the first half of 2011; and

•
an extreme cold weather event in Texas that occurred on February 2, 2011, and resulted in unplanned outages at some of our power plants, negatively impacting our revenue in the first half of 2011, which did not reoccur in the first half of 2012; partially offset by

•	lower contribution from hedges during the six months ended June 30, 2012 compared to the six months ended June 30, 2011; and

•	lower regulatory capacity prices and the expiration of contracts subsequent to the first half of 2011.
Generation increased 46% primarily driven by lower natural gas prices and higher Spark Spreads, which was also the primary driver of a 42% increase in our average capacity factor, excluding peakers, and our York Energy Center which achieved COD in March 2011. Our average total MW in operation increased by 87 MW primarily due to our 565 MW York Energy Center and an increase in capacity resulting from our turbine upgrade program partially offset by the temporary shutdown of our Los Esteros Critical Energy Facility to allow for major maintenance on the combustion turbines and installation of new heat recovery steam generators and a steam turbine generator associated with the upgrade from a simple-cycle power plant to a combined-cycle power plant in connection with a new PPA.
Unrealized mark-to-market earnings from commodity derivative instruments, primarily hedges of future generation and fuel needs, for the six months ended June 30, 2012 compared to the same period in 2011 had an unfavorable variance of $229 million primarily driven by the impact of a near term increase in forward power prices and corresponding Market Heat Rate expansion in the ERCOT region during the last several days of June 2012 which was partially offset by unrealized gains recognized on our natural gas hedging program. In July 2012, these near term forward power prices and corresponding Market Heat Rates decreased in the ERCOT region.
Other revenue decreased for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily resulting from a $6 million increase in amortization expense on intangible contract values related to an acquired contract that became effective in June 2011.
Plant operating expense decreased by $7 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due primarily to a $9 million decrease in major maintenance expense resulting from our plant outage schedule and a $5 million decrease in costs from scrap parts related to outages. The decrease was partially offset by a $6 million increase in property taxes resulting primarily from a nonrecurring settlement of a property tax dispute which positively impacted the second quarter of 2011. Otherwise, our plant operating expense was marginally lower despite a 46% increase in generation in the first half of 2012 compared to the first half of 2011. The increase in generation also resulted in a 1% decrease in our Steam Adjusted Heat Rate for the six months ended June 30, 2012, compared to the same period in 2011 as our power plants tend to operate more efficiently under baseload operations.

Depreciation and amortization expense increased for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily resulting from a decrease of $18 million in the first half of 2011 related to a revision in the expected settlement dates of the asset retirement obligations related to our natural gas-fired and geothermal power plants.

Income from unconsolidated investments in power plants increased for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to a $7 million increase in earnings related to Greenfield LP due to outages during the first half of 2011.

Interest expense decreased for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, to 7.4% for the six months ended June 30, 2012, from 7.8% for the six months ended June 30, 2011.
Loss on interest rate derivatives had a favorable change of $132 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily resulting from $91 million of historical unrealized losses previously deferred in AOCI and reclassified into income in January 2011 in connection with the retirement of the First Lien Credit Facility term loans. Also contributing to the period over period change was a favorable change of $41 million resulting from interest rate swap breakage costs related to the repayment of project debt in June 2011 and changes in fair value and settlements subsequent to the reclassification date of the interest rate swaps formerly hedging our First Lien Credit Facility term loans, partially offset by swap breakage costs recorded in March 2012 related to the termination of our legacy interest swaps formerly hedging our First Lien Credit Facility. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further discussion of our interest rate swaps formerly hedging our First Lien Credit Facility term loans.
Debt extinguishment costs for the six months ended June 30, 2012, consisted of $12 million associated with the purchase of two of the three third party interests in GEC Holdings, LLC in March 2012 that were previously recorded as preferred interests and classified as debt under U.S. GAAP. Debt extinguishment costs for the six months ended June 30, 2011, consisted of $74 million associated with the repayment of the NDH Project Debt in March 2011, $19 million associated with the retirement of the First Lien Credit Facility term loans in January 2011 in connection with the issuance of the 2023 First Lien Notes and $5 million related to the write-off of unamortized deferred financing costs related to the repayment of project debt in June 2011.
During the six months ended June 30, 2012, we recorded an income tax benefit of $58 million compared to an income tax benefit of $65 million for the six months ended June 30, 2011. The unfavorable period over period change primarily resulted from a one-time $76 million benefit to reduce our valuation allowance due to the election to consolidate the CCFC group with the Calpine group for 2011 for federal income tax reporting purposes. Also contributing to the unfavorable period over period change was an increase in income tax expense of $20 million related to the application of intraperiod tax allocation. The overall increase in income tax expense was substantially offset by a decrease in various state and foreign jurisdiction income taxes of $90 million for the six months ended June 30, 2012, compared to the same period in 2011 due to the decrease in pre-tax losses in the current period and the application of U.S. GAAP related to the provision for interim period income taxes.

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
Commodity Margin by Segment for the Three Months Ended June 30, 2012 and 2011
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended June 30, 2012 and 2011. In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2012	2011	Change	% Change
Commodity Margin (in millions)	$210	$236	$(26)	(11)
Commodity Margin per MWh generated	$33.92	$68.33	$(34.41)	(50)

MWh generated (in thousands)	6,191	3,454	2,737	79
Average availability	81.6%	75.9%	5.7%	8
Average total MW in operation	6,735	6,888	(153)	(2)
Average capacity factor, excluding peakers	45.0%	25.3%	19.7%	78
Steam Adjusted Heat Rate	7,366	7,755	389	5
West — Commodity Margin in our West segment decreased by $26 million, or 11%, for the three months ended June 30, 2012 compared to the same period in 2011. Despite higher Spark Spreads and a 79% increase in generation driven primarily by lower hydroelectric generation and a nuclear power plant outage in California during the second quarter of 2012, Commodity Margin decreased due to lower contribution from hedges and lower revenue due to the expiration of contracts. Our average total MW in operation decreased 153 MW, or 2%, due primarily to the temporary shutdown of our Los Esteros Critical Energy Facility at the end of 2011 to allow for major maintenance on the combustion turbines and installation of new heat recovery steam generators and a steam turbine generator associated with the upgrade from a simple-cycle power plant to a combined-cycle power plant in connection with a new PPA partially offset by an increase in capacity resulting from our turbine upgrade program. Average availability increased 8% resulting from a decrease in scheduled and unscheduled outages in the second quarter of 2012 compared to the same period in 2011.

Texas:	2012	2011	Change	% Change
Commodity Margin (in millions)	$145	$128	$17	13
Commodity Margin per MWh generated	$15.95	$16.27	$(0.32)	(2)

MWh generated (in thousands)	9,089	7,867	1,222	16
Average availability	88.3%	89.1%	(0.8)%	(1)
Average total MW in operation	7,016	6,984	32	—
Average capacity factor, excluding peakers	59.3%	51.6%	7.7%	15
Steam Adjusted Heat Rate	7,150	7,204	54	1
Texas — Commodity Margin in our Texas segment increased by $17 million, or 13%, for the three months ended June 30, 2012 compared to the same period in 2011, resulting from increased market opportunities for our natural gas-fired, combined-cycle power plants in Texas primarily due to a 16% increase in generation driven primarily by lower natural gas prices and higher Spark Spreads. During the second quarter of 2012, generation increased as natural gas prices were low enough that during certain periods some of our natural gas-fired, combined-cycle power plants in Texas became less expensive on a marginal basis than coal-fired generation resulting in these plants running baseload. Our average total MW in operation increased 32 MW due to an increase in capacity resulting from our turbine upgrade program.

North:	2012	2011	Change	% Change
Commodity Margin (in millions)	$181	$184	$(3)	(2)
Commodity Margin per MWh generated	$34.81	$48.59	$(13.78)	(28)

MWh generated (in thousands)	5,200	3,787	1,413	37
Average availability	85.4%	88.4%	(3.0)%	(3)
Average total MW in operation	7,371	7,359	12	—
Average capacity factor, excluding peakers	45.6%	34.6%	11.0%	32
Steam Adjusted Heat Rate	7,991	7,985	(6)	—
North — Commodity Margin in our North segment decreased by $3 million, or 2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Despite a 37% increase in generation due to increased market opportunities primarily driven by higher off-peak Spark Spreads in the second quarter of 2012 compared to the same period in 2011 as well as higher Commodity Margin from a PPA which became effective in June 2011 associated with our York Energy Center, Commodity Margin decreased due to lower regulatory capacity revenues in the second quarter of 2012 compared to the second quarter of 2011. During the three months ended June 30, 2012, generation increased as natural gas prices were low enough that some of our Mid-Atlantic natural gas-fired, combined-cycle power plants became less expensive on a marginal basis than coal-fired generation resulting in these power plants running baseload during certain periods. The increase in generation was also the primary driver of the 32% increase in average capacity factor, excluding peakers for the three months ended June 30, 2012, compared to the same period in 2011. Our average total MW in operation increased 12 MW due to an increase in capacity resulting from our turbine upgrade program.

Southeast:	2012	2011	Change	% Change
Commodity Margin (in millions)	$73	$59	$14	24
Commodity Margin per MWh generated	$11.77	$13.77	$(2.00)	(15)

MWh generated (in thousands)	6,201	4,286	1,915	45
Average availability	90.8%	85.3%	5.5%	6
Average total MW in operation	6,083	6,083	—	—
Average capacity factor, excluding peakers	51.8%	36.0%	15.8%	44
Steam Adjusted Heat Rate	7,309	7,322	13	—
Southeast — Commodity Margin in our Southeast segment increased by $14 million, or 24%, for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to increased market opportunities resulting in higher generation which increased 45% with a resulting 44% increase in our average capacity factor, excluding peakers, largely driven by lower natural gas prices and higher Spark Spreads. The increase in Commodity Margin was partially offset by lower revenues resulting from the expiration of a PPA subsequent to the second quarter of 2011.

Commodity Margin by Segment for the Six Months Ended June 30, 2012 and 2011
The following tables show our Commodity Margin and related operating performance metrics by segment for the six months ended June 30, 2012 and 2011. In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2012	2011	Change	% Change
Commodity Margin (in millions)	$418	$469	$(51)	(11)
Commodity Margin per MWh generated	$29.04	$48.61	$(19.57)	(40)

MWh generated (in thousands)	14,394	9,649	4,745	49
Average availability	87.6%	83.9%	3.7%	4
Average total MW in operation	6,733	6,887	(154)	(2)
Average capacity factor, excluding peakers	52.7%	35.7%	17.0%	48
Steam Adjusted Heat Rate	7,233	7,495	262	3
West — Commodity Margin in our West segment decreased by $51 million, or 11%, for the six months ended June 30, 2012 compared to the same period in 2011. Despite higher Spark Spreads and a 49% increase in generation driven primarily by lower hydroelectric generation and a nuclear power plant outage in California during the first half of 2012, Commodity Margin decreased due to lower contribution from hedges, lower revenue due to the expiration of contracts and lower Commodity Margin from our Sutter power plant which remains available to generate power in California but did not run in the first half of 2012. Our average total MW in operation decreased 154 MW, or 2%, due primarily to the temporary shutdown of our Los Esteros Critical Energy Facility at the end of 2011 to allow for major maintenance on the combustion turbines and installation of new heat recovery steam generators and a steam turbine generator associated with the upgrade from a simple-cycle power plant to a combined-cycle power plant in connection with a new PPA partially offset by an increase in capacity resulting from our turbine upgrade program. Average availability increased 4% resulting from a decrease in scheduled and unscheduled outages in the first half of 2012 compared to the same period in 2011.

Texas:	2012	2011	Change	% Change
Commodity Margin (in millions)	$254	$195	$59	30
Commodity Margin per MWh generated	$13.93	$14.79	$(0.86)	(6)

MWh generated (in thousands)	18,232	13,186	5,046	38
Average availability	87.0%	84.3%	2.7%	3
Average total MW in operation	7,010	6,973	37	1
Average capacity factor, excluding peakers	59.6%	43.5%	16.1%	37
Steam Adjusted Heat Rate	7,115	7,224	109	2
Texas — Commodity Margin in our Texas segment increased by $59 million, or 30%, for the six months ended June 30, 2012 compared to the same period in 2011, due to increased market opportunities resulting in a 38% increase in generation driven primarily by lower natural gas prices, higher Spark Spreads and an increase in Commodity Margin earned during overnight periods related to the must-run obligations of certain of our cogeneration power plants. The increase in Commodity Margin was partially offset by lower super-peak prices during much of the first half of 2012 compared to the same period in 2011 resulting from milder weather conditions. During the first half of 2012, generation increased as natural gas prices were low enough that during certain periods some of our natural gas-fired, combined-cycle power plants in Texas became less expensive on a marginal basis than coal-fired generation resulting in these plants running baseload. Also contributing to the period over period increase was the negative impact to Commodity Margin in the first quarter of 2011 due to unplanned outages at some of our power plants caused by an extreme cold weather event which occurred on February 2, 2011. Average availability increased 3% resulting from a decrease in scheduled and unscheduled outages primarily in the first quarter of 2012 compared to the same period in 2011. Our average total MW in operation increased 37 MW due to an increase in capacity resulting from our turbine upgrade program.

North:	2012	2011	Change	% Change
Commodity Margin (in millions)	$325	$319	$6	2
Commodity Margin per MWh generated	$31.90	$52.17	$(20.27)	(39)

MWh generated (in thousands)	10,187	6,115	4,072	67
Average availability	87.3%	89.7%	(2.4)%	(3)
Average total MW in operation	7,371	7,167	204	3
Average capacity factor, excluding peakers	46.4%	29.6%	16.8%	57
Steam Adjusted Heat Rate	7,903	7,888	(15)	—
North — Commodity Margin in our North segment increased by $6 million, or 2%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to our York Energy Center which achieved COD in March 2011, an increase in Commodity Margin from fixed-price power contracts which benefited from lower natural gas prices, and increased market opportunities that resulted in a 67% increase in generation primarily driven by lower natural gas prices and higher off-peak Spark Spreads. The increase in Commodity Margin was partially offset by lower regulatory capacity revenues during the first half of 2012 and lower super-peak prices resulting from milder weather conditions in the first quarter of 2012 compared to the same period in 2011. Generation increased during the six months ended June 30, 2012, as natural gas prices were low enough that during certain periods some of our Mid-Atlantic natural gas-fired, combined-cycle power plants became less expensive on a marginal basis than coal-fired generation resulting in these power plants running baseload. The increase in generation was also the primary driver of the 57% increase in average capacity factor, excluding peakers for the six months ended June 30, 2012 compared to the same period in 2011. Average total MW in operation increased 204 MW, or 3%, due primarily to our 565 MW York Energy Center which achieved COD in March 2011 and an increase in capacity resulting from our turbine upgrade program.

Southeast:	2012	2011	Change	% Change
Commodity Margin (in millions)	$129	$113	$16	14
Commodity Margin per MWh generated	$10.82	$13.18	$(2.36)	(18)

MWh generated (in thousands)	11,923	8,571	3,352	39
Average availability	92.5%	89.8%	2.7%	3
Average total MW in operation	6,083	6,083	—	—
Average capacity factor, excluding peakers	50.3%	37.0%	13.3%	36
Steam Adjusted Heat Rate	7,291	7,310	19	—
Southeast — Commodity Margin in our Southeast segment increased by $16 million, or 14%, for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to increased market opportunities resulting in higher generation which increased 39% with a resulting 36% increase in our average capacity factor, excluding peakers, largely driven by lower natural gas prices and higher Spark Spreads. The increase in Commodity Margin was partially offset by lower revenues resulting from the expiration of a PPA subsequent to the first half of 2011.

Adjusted EBITDA
The tables below provide a reconciliation of Adjusted EBITDA to our income (loss) from operations on a segment basis and to net loss attributable to Calpine on a consolidated basis for the periods indicated (in millions).

	Three Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(329)
Income tax benefit						(52)
Other (income) expense, net						6
Interest expense, net						182
Income (loss) from operations	$(42)	$(192)	$77	$(36)	$—	$(193)
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	49	34	33	22	—	138
Major maintenance expense	35	24	15	7	—	81
Operating lease expense	2	—	6	—	—	8
Unrealized (gain) loss on commodity derivative mark-to-market activity	82	222	(1)	43	—	346
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	9	—	—	9
Stock-based compensation expense	2	2	1	2	—	7
Loss on dispositions of assets	—	—	1	1	—	2
Acquired contract amortization	—	—	3	—	—	3
Other	(3)	1	3	1	—	2
Total Adjusted EBITDA	$125	$91	$147	$40	$—	$403

	Three Months Ended June 30, 2011
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(70)
Income tax expense						18
Debt extinguishment costs and other (income) expense, net						8
Loss on interest rate derivatives						37
Interest expense, net						190
Income (loss) from operations	$70	$41	$82	$(12)	$2	$183
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	43	35	33	22	(2)	131
Major maintenance expense	31	21	7	17	—	76
Operating lease expense	2	—	7	—	—	9
Unrealized (gain) loss on commodity derivative mark-to-market activity	(9)	(20)	2	1	—	(26)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	13	—	—	13
Stock-based compensation expense	2	3	—	2	—	7
Loss on dispositions of assets	1	1	1	1	—	4
Acquired contract amortization	—	—	1	—	—	1
Other	1	—	6	1	—	8
Total Adjusted EBITDA	$141	$81	$152	$32	$—	$406

	Six Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(338)
Income tax benefit						(58)
Debt extinguishment costs and other (income) expense, net						20
Loss on interest rate derivatives						14
Interest expense, net						364
Income (loss) from operations	$52	$(165)	$149	$(35)	$1	$2
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	99	69	66	46	(1)	279
Major maintenance expense	45	47	22	13	—	127
Operating lease expense	4	—	13	—	—	17
Unrealized (gain) loss on commodity derivative mark-to-market activity	52	193	(11)	34	—	268
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	16	—	—	16
Stock-based compensation expense	4	4	2	3	—	13
Loss on dispositions of assets	1	1	1	1	—	4
Acquired contract amortization	—	—	7	—	—	7
Other	(7)	1	(1)	2	—	(5)
Total Adjusted EBITDA	$250	$150	$264	$64	$—	$728

	Six Months Ended June 30, 2011
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(367)
Net income attributable to the noncontrolling interest						1
Income tax benefit						(65)
Debt extinguishment costs and other (income) expense, net						108
Loss on interest rate derivatives						146
Interest expense, net						378
Income (loss) from operations	$156	$(72)	$139	$(24)	$2	$201
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	88	65	66	46	(2)	263
Major maintenance expense	38	59	13	26	—	136
Operating lease expense	4	—	13	—	—	17
Unrealized (gain) loss on commodity derivative mark-to-market activity	(11)	45	(1)	6	—	39
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	21	—	—	21
Stock-based compensation expense	5	4	1	2	—	12
Loss on dispositions of assets	2	4	1	2	—	9
Acquired contract amortization	—	—	1	—	—	1
Other	1	—	8	1	—	10
Total Adjusted EBITDA	$283	$105	$262	$59	$—	$709
____________

(1)	Depreciation and amortization expense in the income (loss) from operations calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(2)	Included on our Consolidated Condensed Statements of Operations in (income) loss from unconsolidated investments in power plants.

(3)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include unrealized (gain) loss on mark-to-market activity of nil for both the three and six months ended June 30, 2012 and 2011.

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
Liquidity
At June 30, 2012, we had $587 million in cash and cash equivalents and $175 million of restricted cash. Amounts available for future borrowings were $615 million under our Corporate Revolving Facility. The following table provides a summary of our liquidity position at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents, corporate(1)	$409	$946
Cash and cash equivalents, non-corporate	178	306
Total cash and cash equivalents(2)	587	1,252
Restricted cash	175	194
Corporate Revolving Facility availability	615	560
Letter of credit availability(3)	44	7
Total current liquidity availability	$1,421	$2,013
____________

(1)	Includes $45 million and $34 million of margin deposits held by us posted by our counterparties at June 30, 2012 and December 31, 2011, respectively.

(2)
Cash and cash equivalents decreased primarily resulting from $290 million in share repurchases, $156 million in payments to terminate our legacy interest rate swaps formerly hedging our First Lien Credit Facility and a $111 million increase in margin deposits in support of derivative contracts driven by the impact of a near term increase in forward power prices and corresponding Market Heat Rate expansion in the ERCOT region.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of July 13, 2012, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $297 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $299 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at July 13, 2012, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $34 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $35 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
In order to effectively manage our future Commodity Margin, we have economically hedged a portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for 2012; however, we remain susceptible to significant price movements for 2013 and beyond. In addition to the price of natural gas, the future impact on our Commodity Margin is highly dependent on other factors such as:

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
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Corporate Revolving Facility	$385	$440
CDHI	256	193
Various project financing facilities	130	130
Total	$771	$763
We have unfunded credit exposure to several financial institutions domiciled in European countries that are currently experiencing stressed economic and financial conditions related to our Russell City Project Debt, Los Esteros Project Debt and miscellaneous project finance letter of credit facilities. These financial institutions continue to perform in accordance with the terms of the applicable agreements. Should one or all of these financial institutions be unable to perform under their obligations, we do not expect it to have a material adverse effect on our financial condition, results of operations or cash flows.

Capital Management and Significant Financing Transactions
In connection with our goals of enhancing long-term shareholder value and leveraging our three scale regions, we have completed, initiated or made progress toward completing the following key capital and financing transactions during the six months ended June 30, 2012, as further described below.
Share Repurchase Program
On August 23, 2011, we announced that our Board of Directors had authorized the repurchase of up to $300 million in shares of our common stock. In April 2012, our Board of Directors authorized us to double the size of our share repurchase program, increasing our permitted cumulative repurchases to $600 million in shares of our common stock. The announced share repurchase program did not specify an expiration date. The repurchases may be commenced or suspended from time to time without prior notice. Through the filing of this Report, a total of 24,546,120 shares of our outstanding common stock have been repurchased under this program for approximately $409 million at an average price of $16.65 per share. The shares repurchased as of the date of this Report were purchased in open market transactions.
Riverside Energy Center Purchase Option
Riverside Energy Center has a PPA that provides WP&L an option to purchase the power plant and plant-related assets which is exercisable in 2012. On May 18, 2012, WP&L exercised their option to purchase Riverside Energy Center, LLC for approximately $392 million. The sale is expected to close in December 2012 and is subject to federal regulatory approvals. As a result, we expect to receive approximately $392 million during the fourth quarter of 2012 in connection with this transaction. The assets being disposed of did not meet the criteria for classification as held for sale under U.S. GAAP, and we do not expect any gain (loss) on sale.
CDHI
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
West:
Russell City Energy Center — Construction at our Russell City Energy Center continues to move forward. Upon completion, this project will bring on line approximately 429 MW of net interest baseload capacity (464 MW with peaking capacity) representing our 75% share. We are in possession of all required approvals and permits, and we closed on construction financing on June 24, 2011. Upon completion, the Russell City Energy Center is contracted to deliver its full output to PG&E under a ten-year PPA. Construction is ongoing and COD is expected during the summer of 2013.
Los Esteros Critical Energy Facility — During 2009, we and PG&E negotiated a new PPA to replace the existing California Department of Water Resources contract and facilitate the upgrade of our Los Esteros Critical Energy Facility from a 188 MW simple-cycle generation power plant to a 309 MW combined-cycle generation power plant, which will also increase the efficiency and environmental performance of the power plant by lowering the Heat Rate. We obtained construction financing on August 23, 2011. The existing 188 MW simple-cycle facility was shutdown at the end of 2011 to allow for major maintenance on the combustion turbines and installation of the new heat recovery steam generators and a steam turbine generator in connection with the new PPA. Construction is ongoing and COD is expected during the summer of 2013.
Texas:
Channel and Deer Park Expansions — We are actively permitting the addition of 520 MW of combined-cycle capacity at existing sites in ERCOT, based on tightening reserve margins and potential impact of EPA regulations on generation in Texas.

At both our Deer Park and Channel Energy Centers, we have the ability to install an additional combustion turbine generator and connect to the existing steam turbine generator to expand the capacity of these facilities and to improve overall plant efficiency. In September and November 2011, we filed air permit applications with the Texas Commission on Environmental Quality and the EPA to expand the Deer Park and Channel Energy Centers by approximately 260 MW each. We continue to move forward with development and permitting activities as well as equipment and construction commitments and expect COD in summer 2014 for these expansions. We are currently evaluating funding sources including but not limited to nonrecourse financing, corporate financing or internally generated funds.
North:
Garrison Energy Center — We are actively permitting 618 MW of new combined-cycle capacity at a development site secured by a lease option with the City of Dover. For the first phase (309 MW), PJM has completed a feasibility study and a system impact study and is currently conducting a facility study. For the second phase (309 MW), a feasibility study has been completed and a system impact study is ongoing. Environmental permitting, site development planning and development engineering are underway and the first phase's capacity cleared PJM's 2015/2016 base residual auction. We expect to receive the air permit in the fourth quarter of 2012 and expect COD for the first phase by the summer of 2015. We are currently evaluating funding sources including but not limited to nonrecourse financing, corporate financing or internally generated funds.
All Segments:
Turbine Upgrades — We continue to move forward with our turbine upgrade program. Through June 30, 2012, we have completed the upgrade of eleven Siemens and eight GE turbines totaling over 200 MW and have agreed to upgrade approximately three additional turbines (and may upgrade additional turbines in the future).
Customer-Oriented Origination Business
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant contracts entered into in 2012 is as follows:

•
We have entered into a new twenty-year PPA with Western Farmers Electric Cooperative to provide 160 MW of power generated by our Oneta Energy Center, commencing in June 2014. The capacity under contract will increase in increments, up to a maximum of 280 MW in years 2019 through 2035.

•
We have entered into a new five-year PPA with Southwestern Public Service Company, a subsidiary of Xcel Energy, to provide an additional 200 MW of power generated by our Oneta Energy Center commencing on June 1, 2014.

•	We have entered into a new five-year resource adequacy contract with PG&E for approximately 280 MW of combined heat and power capacity from our Los Medanos Energy Center commencing in summer 2013.

•
We have entered into a new seven-year resource adequacy contract with Southern California Edison Company (SCE) for approximately 280 MW of combined heat and power capacity from our Los Medanos Energy Center and a new five-year resource adequacy contract with SCE for approximately 120 MW of combined heat and power capacity from our Gilroy Cogeneration Plant, both commencing in January 2014.

•
We amended an existing PPA with Dow Chemical Company for an incremental energy sale of up to approximately 158,000 MWh per year of energy from our Los Medanos Energy Center which runs through February 2025.

NOLs
We have significant NOLs that will provide future tax deductions if we generate sufficient taxable income during the applicable carryover periods. At December 31, 2011, our consolidated federal NOLs totaled approximately $7.9 billion. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion of our NOLs.
Cash Flow Activities
The following table summarizes our cash flow activities for the six months ended June 30, 2012 and 2011 (in millions):

	2012	2011
Beginning cash and cash equivalents	$1,252	$1,327
Net cash provided by (used in):
Operating activities	(32)	239
Investing activities	(513)	(421)
Financing activities	(120)	2
Net decrease in cash and cash equivalents	(665)	(180)
Ending cash and cash equivalents	$587	$1,147
Net Cash Provided By (Used In) Operating Activities
Cash used in operating activities for the six months ended June 30, 2012, was $32 million compared to $239 million provided by operating activities for the six months ended June 30, 2011. The decrease in cash provided by operating activities was primarily due to:

•
Interest Paid — Cash paid for interest increased by $60 million to $352 million for the six months ended June 30, 2012, as compared to $292 million for the six months ended June 30, 2011. The increase was primarily due to timing of interest payments on the new bonds and term loans as compared to the previously outstanding First Lien Credit Facility and project debt.

•
Working Capital Employed — Working capital employed increased by approximately $204 million for the six months ended June 30, 2012 compared to a decrease of $39 million for the six months ended June 30, 2011 after adjusting for debt related balances and non-hedging interest rate swaps which did not impact cash provided by operating activities. The increase is primarily due to a temporary increase in margin requirements primarily as a result of a near term increase in forward power prices and corresponding Market Heat Rate expansion in the ERCOT region during the last several days of June 2012. In July 2012, these near term forward power prices and corresponding Market Heat Rates decreased in the ERCOT region.

Our decrease in cash provided by operating activities was partially offset by the following:

•
Income from operations — Income from operations, adjusted for non-cash items increased by $39 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments and unrealized gains and losses in mark-to-market activity.

Net Cash Used In Investing Activities
Cash used in investing activities for the six months ended June 30, 2012 was $513 million compared to $421 million for the six months ended June 30, 2011. The difference was primarily due to:

•
Capital expenditures — Capital expenditures increased by approximately $28 million primarily resulting from construction activity at the Russell City Energy Center and Los Esteros Critical Energy Facility combined with our turbine upgrade program.

•
Settlement of non-hedging interest rate swaps — During the six months ended June 30, 2012, we terminated our legacy interest rate swaps formerly hedging our First Lien Credit Facility resulting in payments of approximately $156 million, an increase of approximately $53 million compared to payments on interest rate swap derivative instruments associated with swaps that formerly hedged the variable rate debt which was converted to fixed rate debt of approximately $103 million during the six months ended June 30, 2011.

•
Restricted cash — The net decrease in restricted cash was $19 million for six months ended June 30, 2012 compared to $30 million for the same period in 2011. The lower reduction in restricted cash was primarily due to a 2011 reduction in restricted cash balances related to changes in project related debt which did not recur in the six months ended 2012, partially offset by an increase in restricted cash related to normal operating activity.

Net Cash Provided By (Used In) Financing Activities
Cash used in financing activities was $120 million for the six months ended June 30, 2012 compared to cash provided by financing activities of $2 million for the six months ended June 30, 2011. The decrease in cash provided by financing activities was primarily due to:

•
First Lien Term Loans — During the six months ended June 30, 2012, we made repayments on the First Lien Term Loans of approximately $8 million. During the six months ended June 30, 2011, we received proceeds of approximately $1.7 billion from the issuance of the First Lien Term Loans. We used the proceeds to repay the NDH Project Debt of approximately $1.3 billion resulting in a net increase of $374 million.

•
First Lien Notes — During the six months ended June 30, 2011, we received proceeds of approximately $1.2 billion from the issuance of the 2023 First Lien Notes and used those proceeds to terminate the First Lien Credit Facility in accordance with its repayment terms resulting in a net increase of approximately $13 million.

•
Stock repurchases — During the six months ended June 30, 2012, we made payments under the share repurchase program of approximately $290 million. There were no payments for share repurchases during the six months ended June 30, 2011.

•
Decreased contributions from noncontrolling interest holder — During the six months ended June 30, 2012, we received contributions from a noncontrolling interest holder of nil compared to approximately $34 million during the six months ended June 30, 2011.

The decrease was partially offset by:

•
Proceeds from Project Debt — During the six months ended June 30, 2012, we received proceeds of approximately $226 million from project debt compared to $69 million for the six months ended June 30, 2011. The proceeds received were related to our Russell City Project Debt and Los Esteros Project Debt.

•
Lower Repayments of Project Debt — During the six months ended June 30, 2012, we made repayments on project debt of approximately $46 million compared to repayments of approximately $419 million for the six months ended June 30, 2011.

•	Lower Finance Costs — During the six months ended June 30, 2012, we incurred finance costs of approximately $5 million compared to approximately $67 for the six months ended June 30, 2011.
Off Balance Sheet Arrangements
There have been no material changes to any off balance sheet arrangements from those disclosed in “Management Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities. As of the date of filing this Report, these entities included: GEC Holdings, LLC, Gilroy Energy Center, LLC, Creed, Goose Haven, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Russell City Energy Company, LLC and Otay Mesa Energy Center, LLC.
On March 2, 2012, we closed on the purchase of two of the three third party interests in GEC Holdings, LLC pursuant to the purchase agreements that were executed in December 2011.

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
In order to simplify our reporting, we elected to discontinue the application of hedge accounting treatment during the first quarter of 2012 for all commodity derivatives, including the remaining commodity derivatives previously accounted for as cash flow hedges. Accordingly, prospective changes in fair value from the date of this election will be reflected in earnings and could create more volatility in our earnings. The fair value of our commodity derivative instruments residing in AOCI during the previous application of hedge accounting will be reclassified to earnings in future periods as the related economic transactions affect earnings or if the forecasted transaction becomes probable of not occurring. While our selling and purchasing of power and natural gas is mostly physical in nature, we also engage in marketing, hedging and optimization activities, particularly in natural gas, that are financial in nature. We use derivative instruments, which include physical commodity contracts and financial commodity instruments such as OTC and exchange traded swaps, futures, options, forward agreements and instruments that settle on the power price to natural gas price relationships (Heat Rate swaps and options) for the purchase and sale of power, natural gas and emission allowances to manage commodity price risk and to maximize the risk-adjusted returns from our power and natural gas assets. We conduct these hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk measurement and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions that lock in a margin. We also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Changes in fair value of commodity positions that do not qualify for or we do not elect either hedge accounting or the normal purchase normal sale exemption are recognized currently in earnings within operating revenues in the case of power transactions, and within fuel and purchased energy expense in the case of natural gas transactions. Our future hedged status, and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, Risk Management Committee of senior management and Board of Directors.
We have economically hedged a portion of our expected generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for 2012; however, we remain susceptible to significant price movements for 2013 and beyond. By entering into these transactions, we are able to economically hedge a portion of our Spark Spread at pre-determined generation and price levels. We use a combination of PPAs and other hedging instruments to manage our variability in future cash flows.
We have historically used interest rate swaps to adjust the mix between our fixed and variable rate debt. To the extent eligible, our interest rate swaps have been designated as cash flow hedges, and changes in fair value are recorded in OCI to the extent they are effective with gains and losses reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The reclassification of unrealized losses from AOCI into earnings and the changes in fair value and settlements subsequent to the reclassification date of the interest rate swaps formerly hedging our First Lien Credit Facility is presented separately from interest expense as loss on interest rate derivatives on our Consolidated Condensed Statements of Operations. On January 14, 2011, we repaid the remaining balance under the First Lien Credit Facility term loans with the proceeds received from the issuance of the 2023 First Lien Notes and the unrealized losses related to these interest rate swaps of approximately $91 million remaining in AOCI were reclassified out of AOCI and into earnings as additional loss on interest rate derivatives during the first quarter of 2011. On March 26, 2012, we terminated the legacy interest rate swaps formerly hedging our First Lien Credit Facility and paid the fair value of the swaps totaling approximately $156 million. Approximately $14 million of the settlement amount was recorded as a component of loss on interest rate derivatives on our Consolidated Condensed Statements of Operations for the six months ended June 30, 2012 and approximately $142 million reflected the realization of losses recorded in prior periods.
At June 30, 2012, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 11 years. As a result of our election to discontinue hedge accounting treatment for our commodity derivatives accounted for as cash flow hedges, the fair value of our commodity derivative instruments residing in AOCI will be reclassified to earnings over the next six months as the related hedged transactions affect earnings. We estimate that pre-tax net gains of $6 million (comprised of amounts related to interest rate swaps and the commodity hedges previously discussed) would be reclassified from AOCI into earnings during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, principally for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have remained constant at approximately $1.2 billion at June 30, 2012, when compared to December 31, 2011, and our derivative liabilities have increased to approximately $1.5 billion at June 30, 2012, compared to $1.4 billion at December 31, 2011. At June 30, 2012, the fair value of our level 3 derivative assets and liabilities represent only a small portion of our total assets and liabilities measured at fair value (approximately 1% and 2%, respectively). See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.
The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2012, through June 30, 2012, is summarized in the table below (in millions):

	Interest Rate Swaps	Commodity Instruments	Total
Fair value of contracts outstanding at January 1, 2012	$(310)	$51	$(259)
Items recognized or otherwise settled during the period(1)(2)	160	(100)	60
Fair value attributable to new contracts	—	43	43
Changes in fair value attributable to price movements	(38)	(115)	(153)
Changes in fair value attributable to nonperformance risk	(3)	—	(3)
Fair value of contracts outstanding at June 30, 2012(3)	$(191)	$(121)	$(312)
__________

(1)
Interest rate settlements consist of recognized losses of $146 million related to interest rate swaps that were terminated during the six months ended June 30, 2012, $7 million related to recognition of losses from settlements of designated cash flow hedges and $7 million in losses from settlements of undesignated interest rate swaps (represents a portion of interest expense and loss on interest rate derivatives as reported on our Consolidated Condensed Statements of Operations).

(2)
Gains on settlement of commodity contracts not designated as hedging instruments of $134 million (represents a portion of operating revenues and fuel and purchased energy expense as reported on our Consolidated Condensed Statements of Operations) and $34 million related to recognition of losses from other changes in derivative assets and liabilities not reflected in OCI or earnings, partially offset by de-designated cash flow hedges, previously reflected in AOCI.

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
The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gain (loss)
Interest rate swaps	$—	$(60)	$(157)	$(106)
Commodity derivative instruments	94	42	212	52
Total realized gain (loss)	$94	$(18)	$55	$(54)

Unrealized gain (loss)(1)
Interest rate swaps	$3	$24	$149	$(38)
Commodity derivative instruments	(346)	26	(268)	(39)
Total unrealized gain (loss)	$(343)	$50	$(119)	$(77)
Total mark-to-market activity, net	$(249)	$32	$(64)	$(131)

____________

(1)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized and unrealized gain (loss)
Power contracts included in operating revenues	$(272)	$48	$(180)	$(9)
Natural gas contracts included in fuel and purchased energy expense	20	20	124	22
Interest rate swaps included in interest expense	3	1	6	2
Loss on interest rate derivatives	—	(37)	(14)	(146)
Total mark-to-market activity, net	$(249)	$32	$(64)	$(131)

Our change in AOCI from an accumulated loss of $178 million at December 31, 2011, to an accumulated loss of $223 million at June 30, 2012, was primarily driven by $38 million in losses on interest rate swaps due to a decrease in forward LIBOR rates, $28 million in gains reclassified to earnings related to the settlement of de-designated commodity derivative cash flow hedges and a foreign currency translation loss of $1 million related to our Canadian subsidiaries partially offset by $6 million in losses on settlement of interest rate cash flow hedges reclassified to earnings, $12 million in gains on commodity derivative cash flow hedges from the beginning of 2012 until de-designation on February 1, 2012, and $4 million in income tax benefits recorded during the six months ended June 30, 2012.
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
The net fair value of outstanding derivative commodity instruments at June 30, 2012, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2012	2013-2014	2015-2016	After 2016	Total
Prices actively quoted	$97	$37	$—	$—	$134
Prices provided by other external sources	(255)	12	—	—	(243)
Prices based on models and other valuation methods	(21)	9	—	—	(12)
Total fair value	$(179)	$58	$—	$—	$(121)
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

The table below presents the high, low and average of our daily VAR for the three and six months ended June 30, 2012 and 2011 (in millions):

	2012	2011
Three months ended June 30:
High	$77	$39
Low	$47	$20
Average	$54	$30
Six months ended June 30:
High	$77	$39
Low	$34	$20
Average	$50	$33
As of June 30	$66	$21
Due to the inherent limitations of statistical measures such as VAR, the VAR calculation may not capture the full extent of our commodity price exposure. As a result, actual changes in the value of our energy commodity portfolio could be different from the calculated VAR and could have a material impact on our financial results. In order to evaluate the risks of our portfolio on a comprehensive basis and augment our VAR analysis, we also measure the risk of the energy commodity portfolio using several analytical methods including sensitivity tests, scenario tests, stress tests and daily position reports.
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
We have concentrations of credit risk with a few of our commercial customers relating to our sales of power, steam and hedging and optimization activities. We believe that our credit policies and portfolio of transactions adequately monitor our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and liabilities at June 30, 2012, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of June 30, 2012)	2012	2013-2014	2015-2016	After 2016	Total
Investment grade	$(130)	$57	$—	$—	$(73)
Non-investment grade	(28)	—	—	—	(28)
No external ratings	(21)	1	—	—	(20)
Total fair value	$(179)	$58	$—	$—	$(121)

Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(12) million at June 30, 2012.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors

There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April	408	$17.67	—	$476
May	11,880,719	$18.13	11,631,810	$265
June	4,390,551	$16.75	4,389,734	$191
Total	16,271,678	$17.76	16,021,544	$191
___________

(1)
Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees' tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding obligations in cash. During the second quarter of 2012, we withheld a total of 250,134 shares in the indicated months that are included in total number of shares purchased.

(2)
On August 23, 2011, we announced that our Board of Directors had authorized the repurchase of up to $300 million in shares of our common stock. In April 2012, our Board of Directors authorized us to double the size of our share repurchase program, increasing our permitted cumulative repurchases to $600 million in shares of our common stock. The announced share repurchase program did not specify an expiration date. The repurchases may be commenced or suspended from time to time without prior notice. Through the filing of this Report, a total of 24,546,120 shares of our outstanding common stock have been repurchased under this program for approximately $409 million at an average price of $16.65 per share. The shares repurchased under our share repurchase program were purchased in open market transactions and are held as treasury stock.

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
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (principal financial officer)
Date: July 26, 2012

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