Form 10-Q
period 2013-06-30
CALPINE CORP
filed 2013-07-25
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 439,023,991 shares of common stock, par value $0.001, were outstanding as of July 23, 2013.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

i

DEFINITIONS
As used in this report for the quarter ended June 30, 2013 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

CCFC Notes
The $1.0 billion aggregate principal amount of 8.0% senior secured notes due 2016, issued May 19, 2009, by CCFC and CCFC Finance, and redeemed on June 3, 2013, in connection with the issuance of the CCFC Term Loans

CCFC Term Loans
Collectively, the $900 million first lien senior secured term loan and the $300 million first lien senior secured term loan entered into on May 3, 2013, between CCFC, as borrower, and Goldman Sachs Lending Partners, LLC, as administrative agent and as collateral agent, and the lenders party thereto

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

Corporate Revolving Facility
The $1.0 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, and was amended on June 27, 2013, among Calpine Corporation, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, the lenders party thereto and the other parties thereto

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

QF(s)
Qualifying facility(ies), which are cogeneration facilities and certain small power production facilities eligible to be “qualifying facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards QF status provides an exemption from the books and records requirement of PUHCA 2005 and grants certain other benefits to the QF

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

In addition to historical information, this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Report, including without limitation, the “Management’s Discussion and Analysis” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

•
Financial results that may be volatile and may not reflect historical trends due to, among other things, seasonality of demand, fluctuations in prices for commodities such as natural gas and power, changes in U.S. macroeconomic conditions, fluctuations in liquidity and volatility in the energy commodities markets and our ability to hedge risks;

•
Laws, regulation and market rules in the markets in which we participate and our ability to effectively respond to changes in laws, regulations or market rules or the interpretation thereof including those related to the environment, derivative transactions and market design in the regions in which we operate;

•
Our ability to manage our liquidity needs and to comply with covenants under our First Lien Notes, Corporate Revolving Facility, First Lien Term Loans, CCFC Term Loans and other existing financing obligations;

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$1,539	$1,177	$2,847	$2,389
Unrealized mark-to-market gain (loss)	31	(302)	(40)	(280)
Other revenue	2	4	6	6
Operating revenues	1,572	879	2,813	2,115
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	998	570	1,833	1,261
Unrealized mark-to-market (gain) loss	2	44	(12)	(12)
Fuel and purchased energy expense	1,000	614	1,821	1,249
Plant operating expense	257	271	484	492
Depreciation and amortization expense	145	138	291	278
Sales, general and other administrative expense	36	35	69	68
Other operating expenses	20	19	38	40
Total operating expenses	1,458	1,077	2,703	2,127
(Income) from unconsolidated investments in power plants	(8)	(5)	(16)	(14)
Income (loss) from operations	122	(193)	126	2
Interest expense	170	184	346	369
Loss on interest rate derivatives	—	—	—	14
Interest (income)	(1)	(2)	(3)	(5)
Debt extinguishment costs	68	—	68	12
Other (income) expense, net	3	6	8	8
Loss before income taxes	(118)	(381)	(293)	(396)
Income tax benefit	(48)	(52)	(98)	(58)
Net loss	(70)	(329)	(195)	(338)
Net income attributable to the noncontrolling interest	—	—	—	—
Net loss attributable to Calpine	$(70)	$(329)	$(195)	$(338)

Basic and diluted loss per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	447,558	471,444	449,620	474,775
Net loss per common share attributable to Calpine — basic and diluted	$(0.16)	$(0.69)	$(0.43)	$(0.71)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net loss	$(70)	$(329)	$(195)	$(338)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net loss	38	(44)	42	(34)
Reclassification adjustment for (gain) loss on cash flow hedges realized in net loss	10	(4)	19	(14)
Foreign currency translation loss	(5)	(4)	(7)	(1)
Income tax benefit	2	2	3	4
Other comprehensive income (loss)	45	(50)	57	(45)
Comprehensive loss	(25)	(379)	(138)	(383)
Comprehensive (income) attributable to the noncontrolling interest	—	—	—	—
Comprehensive loss attributable to Calpine	$(25)	$(379)	$(138)	$(383)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($112 and $109 attributable to VIEs)	$715	$1,284
Accounts receivable, net of allowance of $2 and $6	726	437
Margin deposits and other prepaid expense	310	244
Restricted cash, current ($69 and $53 attributable to VIEs)	140	193
Derivative assets, current	601	339
Inventory and other current assets	447	335
Total current assets	2,939	2,832
Property, plant and equipment, net ($4,644 and $4,192 attributable to VIEs)	13,057	13,005
Restricted cash, net of current portion ($57 and $59 attributable to VIEs)	58	60
Investments in power plants	85	81
Long-term derivative assets	136	98
Other assets	483	473
Total assets	$16,758	$16,549
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551	$382
Accrued interest payable	175	180
Debt, current portion ($105 and $39 attributable to VIEs)	169	115
Derivative liabilities, current	630	357
Other current liabilities	206	284
Total current liabilities	1,731	1,318
Debt, net of current portion ($2,913 and $2,660 attributable to VIEs)	10,851	10,635
Deferred income tax liability, non-current	3	—
Long-term derivative liabilities	291	293
Other long-term liabilities	298	247
Total liabilities	13,174	12,493

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 495,214,960 and 492,495,100 shares issued, respectively, and 441,671,019 and 457,048,970 shares outstanding, respectively	1	1
Treasury stock, at cost, 53,543,941 and 35,446,130 shares, respectively	(962)	(594)
Additional paid-in capital	12,370	12,335
Accumulated deficit	(7,695)	(7,500)
Accumulated other comprehensive loss	(191)	(248)
Total Calpine stockholders’ equity	3,523	3,994
Noncontrolling interest	61	62
Total stockholders’ equity	3,584	4,056
Total liabilities and stockholders’ equity	$16,758	$16,549

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net loss	$(195)	$(338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense(1)	315	299
Debt extinguishment costs	28	—
Deferred income taxes	(15)	(31)
Loss on disposition of assets	4	4
Unrealized mark-to-market activity, net	24	119
(Income) from unconsolidated investments in power plants	(16)	(14)
Return on unconsolidated investments in power plants	16	16
Stock-based compensation expense	20	13
Other	(4)	1
Change in operating assets and liabilities:
Accounts receivable	(285)	63
Derivative instruments, net	1	(111)
Other assets	(182)	(122)
Accounts payable and accrued expenses	67	(86)
Settlement of non-hedging interest rate swaps	—	156
Other liabilities	47	(1)
Net cash used in operating activities	(175)	(32)
Cash flows from investing activities:
Purchases of property, plant and equipment	(335)	(369)
Settlement of non-hedging interest rate swaps	—	(156)
Decrease in restricted cash	55	19
Purchases of deferred transmission credits	—	(12)
Other	(1)	5
Net cash used in investing activities	(281)	(513)
Cash flows from financing activities:
Repayment under First Lien Term Loans	(12)	(8)
Borrowings from CCFC Term Loans	1,197	—
Repayment of CCFC Notes	(1,000)	—
Borrowings from project financing, notes payable and other	116	226
Repayments of project financing, notes payable and other	(43)	(46)
Financing costs	(27)	(5)
Stock repurchases	(362)	(290)
Proceeds from exercises of stock options	17	3
Other	1	—
Net cash used in financing activities	(113)	(120)
Net decrease in cash and cash equivalents	(569)	(665)
Cash and cash equivalents, beginning of period	1,284	1,252
Cash and cash equivalents, end of period	$715	$587

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$334	$352
Income taxes	$21	$13

Supplemental disclosure of non-cash investing activities:
Change in capital expenditures included in accounts payable	$17	$3
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Condensed Statements of Operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
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
Reclassifications — Certain reclassifications have been made to our Consolidated Condensed Statements of Operations and Cash Flows for the period ended June 30, 2012, to conform to the current period presentation. Our reclassifications are summarized as follows:

•
We have reclassified environmental compliance expense, primarily related to costs to comply with the Regional Greenhouse Gas Initiative in the Northeast, previously recorded in other operating expenses of $2 million and $5 million to Commodity expense on our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2012, respectively.

•
We have reclassified $3 million on our Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2012, to separately report proceeds from the exercises of stock options, previously reflected in other cash flows used in financing activities.

Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts, which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At June 30, 2013 and December 31, 2012, cash and cash equivalents included $127 million and $131 million, respectively, that were subject to such project finance facilities and lease agreements.
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

The table below represents the components of our restricted cash as of June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013			December 31, 2012
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service(1)	$14	$42	$56	$11	$41	$52
Rent reserve	7	—	7	—	—	—
Construction/major maintenance	26	8	34	32	14	46
Security/project/insurance	73	6	79	101	3	104
Other	20	2	22	49	2	51
Total	$140	$58	$198	$193	$60	$253
___________

(1)
At June 30, 2013 and December 31, 2012, amounts restricted for debt service included approximately $24 million and $25 million, respectively, of repurchase agreements with a financial institution containing maturity dates greater than one year.

Inventory — At June 30, 2013 and December 31, 2012, we had inventory of $345 million and $301 million, respectively. Inventory primarily consists of spare parts, stored natural gas and fuel oil, emission reduction credits and natural gas exchange imbalances. Inventory, other than spare parts, is stated primarily at the lower of cost or market value under the weighted average cost method. Spare parts inventory is valued at weighted average cost and is expensed to plant operating expense or capitalized to property, plant and equipment as the parts are utilized and consumed.
Property, Plant and Equipment, Net — At June 30, 2013 and December 31, 2012, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	June 30, 2013	December 31, 2012	Depreciable Lives
Buildings, machinery and equipment	$14,815	$14,774	3 – 47 Years
Geothermal properties	1,248	1,243	13 – 59 Years
Other	156	142	3 – 47 Years
	16,219	16,159
Less: Accumulated depreciation	4,641	4,390
	11,578	11,769
Land	103	98
Construction in progress	1,376	1,138
Property, plant and equipment, net	$13,057	$13,005
Capitalized Interest — The total amount of interest capitalized was $12 million and $9 million for the three months ended June 30, 2013 and 2012, respectively, and $24 million and $17 million for the six months ended June 30, 2013 and 2012, respectively.
Treasury Stock — During the six months ended June 30, 2013, we repurchased common stock with a value of $362 million under our previously announced share repurchase program and withheld shares with a value of $6 million to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees under the Equity Plan.
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
Income Taxes — In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We are currently assessing the future impact of this update, but we do not anticipate a material impact on our financial condition, results of operations or cash flows.

2.	Variable Interest Entities and Unconsolidated Investments in Power Plants
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the six months ended June 30, 2013. See Note 5 in our 2012 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 9,027 MW and 8,255 MW at June 30, 2013 and December 31, 2012, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. In addition to amounts contractually required, Calpine Corporation did not provide any support to these VIEs in the form of cash and other contributions during each of the three and six months ended June 30, 2013 and 2012.
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
Unconsolidated VIEs and Investments in Power Plants
We have a 50% partnership interest in Greenfield LP and in Whitby. Greenfield LP and Whitby are also VIEs; however, we do not have the power to direct the most significant activities of these entities and therefore do not consolidate them. We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Condensed Balance Sheets. At June 30, 2013 and December 31, 2012, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of June 30, 2013	June 30, 2013	December 31, 2012
Greenfield LP	50%	$75	$69
Whitby	50%	10	12
Total investments in power plants		$85	$81
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At June 30, 2013 and December 31, 2012, equity method investee debt was approximately $412 million and $448 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $206 million and $224 million at June 30, 2013 and December 31, 2012, respectively.
Our equity interest in the net income from Greenfield LP and Whitby for the three and six months ended June 30, 2013 and 2012, is recorded in (income) from unconsolidated investments in power plants. The following table sets forth details of our (income) from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Greenfield LP	$(5)	$(2)	$(9)	$(8)
Whitby	(3)	(3)	(7)	(6)
Total	$(8)	$(5)	$(16)	$(14)

Greenfield LP — Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant located in Ontario, Canada. We and Mitsui & Co., Ltd. each hold a 50% interest in Greenfield LP. Greenfield LP holds an 18-year term loan with an original principal amount of CAD $648 million. Distributions from Greenfield LP were $7 million during each of the three and six months ended June 30, 2013, and $9 million during each of the three and six months ended June 30, 2012.
Whitby — Whitby is a limited partnership between certain of our subsidiaries and Atlantic Packaging Ltd., which operates the Whitby facility, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada. We and Atlantic Packaging Ltd. each hold a 50% partnership interest in Whitby. Distributions from Whitby were $9 million during each of the three and six months ended June 30, 2013, and $7 million during each of the three months and six months ended June 30, 2012.
Inland Empire Energy Center Put and Call Options — We hold a call option to purchase the Inland Empire Energy Center (a 775 MW natural gas-fired power plant located in California) from GE that may be exercised between years 2017 and 2024. GE holds a put option whereby they can require us to purchase the power plant, if certain plant performance criteria are met by 2025. We determined that we are not the primary beneficiary of the Inland Empire power plant, and we do not consolidate it due to the fact that GE directs the most significant activities of the power plant including operations and maintenance.

3.	Debt
At June 30, 2013 and December 31, 2012, our debt was as follows (in millions):

	June 30, 2013	December 31, 2012
First Lien Notes	$5,304	$5,303
First Lien Term Loans	2,450	2,463
Project financing, notes payable and other	1,858	1,789
CCFC Term Loans	1,197	—
CCFC Notes	—	978
Capital lease obligations	211	217
Total debt	11,020	10,750
Less: Current maturities	169	115
Debt, net of current portion	$10,851	$10,635

Our effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, decreased to 6.9% for the six months ended June 30, 2013, from 7.4% for the six months ended June 30, 2012. The issuance of our 2019 First Lien Term Loan in October 2012 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and variable rate project debt with a corporate level term loan carrying a lower variable interest rate. Also, in February 2013, we repriced our First Lien Term Loans by lowering the LIBOR floor by 0.25% to 1.0% and lowering the margin over LIBOR by 0.25% to 3.0%. The issuance of the CCFC Term Loans in June 2013 also allowed us to reduce our interest expense by replacing the CCFC Notes carrying a higher fixed interest rate with the CCFC Term Loans carrying a lower variable interest rate.
First Lien Notes
Our First Lien Notes are summarized in the table below (in millions):

	June 30, 2013	December 31, 2012
2017 First Lien Notes	$1,080	$1,080
2019 First Lien Notes	360	360
2020 First Lien Notes	984	983
2021 First Lien Notes	1,800	1,800
2023 First Lien Notes	1,080	1,080
Total First Lien Notes	$5,304	$5,303
First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions):

	June 30, 2013	December 31, 2012
2018 First Lien Term Loans	$1,621	$1,630
2019 First Lien Term Loan	829	833
Total First Lien Term Loans	$2,450	$2,463
CCFC Term Loans
On May 3, 2013, CCFC entered into a credit agreement providing for a first lien senior secured term loan facility comprised of (i) a $900 million 7-year term loan and (ii) a $300 million 8.5-year term loan.
CCFC utilized the proceeds received from CCFC Term Loans to redeem the entire $1.0 billion in principal amount of CCFC Notes at a redemption price equal to 104% (plus accrued and unpaid interest), to pay related transaction expenses and for corporate purposes, as described in the credit agreement. The CCFC Notes were redeemed on June 3, 2013, at which date the CCFC Term Loans were fully drawn.
The CCFC Term Loans bear interest, at CCFC’s option, at either (i) the Base Rate, equal to the higher of the Federal Funds Effective Rate plus 0.50% per annum or the Prime Rate (as such terms are defined in the Credit Agreement), plus an applicable margin of (a) 1.25% per annum with respect to the 7-year term loan and (b) 1.50% per annum with respect to the 8.5-year term loan, or (ii) LIBOR plus (a) 2.25% per annum with respect to the 7-year term loan and (b) 2.50% per annum with respect to the 8.5-year term loan (in each case subject to a LIBOR floor of 0.75%). The term loans were offered to investors at an issue price equal to 99.75% of face value.
An amount equal to 0.25% of the aggregate principal amount of the CCFC Term Loans are payable at the end of each quarter commencing in September 2013, with the remaining balance payable on the relevant maturity date (May 3, 2020 with respect to the 7-year term loan and January 31, 2022 with respect to the 8.5-year term loan). CCFC may elect from time to time to convert all or a portion of the CCFC Term Loans from LIBOR loans to Base Rate loans or vice versa. In addition, CCFC may at any time, and from time to time, prepay the Term Loans, in whole or in part, without premium or penalty, upon irrevocable notice to the administrative agent.
The CCFC Term Loans are secured by certain real and personal property of CCFC consisting primarily of six natural gas-fired power plants. The CCFC Term Loans are not guaranteed by Calpine Corporation and are without recourse to Calpine Corporation or any of our non-CCFC subsidiaries or assets; however, CCFC generates the majority of its cash flows from an intercompany tolling agreement with Calpine Energy Services, L.P. and has various service agreements in place with other subsidiaries of Calpine Corporation.
In connection with the redemption of the CCFC Notes, we recorded $68 million in debt extinguishment costs for the three and six months ended June 30, 2013 which is comprised of $40 million of prepayment penalties and $28 million associated with the write-off of unamortized debt discount and deferred financing costs. We also recorded $15 million in new deferred financing costs on our Consolidated Condensed Balance Sheet during the second quarter of 2013 associated with the issuance of the CCFC Term Loans.
Corporate Revolving Facility and Other Letters of Credit Facilities
On June 27, 2013, we executed Amendment No.1 to the Corporate Revolving Facility. Certain key terms of the amendment are listed below:

•	the applicable margin has been reduced from 3.25% to 2.25% for LIBOR rate borrowings and from 2.25% to 1.25% for base rate borrowings;

•	the fee on the undrawn commitment has been reduced from 0.75% to 0.50%; and

•	the maturity date of the Corporate Revolving Facility has been extended to June 27, 2018.
The table below represents amounts issued under our letter of credit facilities at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
Corporate Revolving Facility(1)	$240	$243
CDHI	243	253
Various project financing facilities	131	130
Total	$614	$626
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
CDHI
We have a $300 million letter of credit facility related to CDHI. As a result of the completion of the sale of Riverside Energy Center, LLC, a wholly-owned subsidiary of CDHI, on December 31, 2012, we are required to cash collateralize letters of credit issued in excess of $225 million until replacement collateral is contributed to the CDHI collateral package, which we are in the process of arranging. At June 30, 2013, we had $18 million in outstanding letters of credit issued in excess of $225 million under our CDHI letter of credit facility that were collateralized by cash.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative U.S. GAAP provisions of the fair value option for recording financial assets and financial liabilities. The following table details the fair values and carrying values of our debt instruments at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Notes	$5,621	$5,304	$5,863	$5,303
First Lien Term Loans	2,452	2,450	2,489	2,463
Project financing, notes payable and other(1)	1,670	1,723	1,599	1,629
CCFC Term Loans	1,180	1,197	—	—
CCFC Notes	—	—	1,075	978
Total	$10,923	$10,674	$11,026	$10,373
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

We measure the fair value of our First Lien Notes, First Lien Term Loans, CCFC Term Loans and CCFC Notes using market information, including quoted market prices or dealer quotes for the identical liability when traded as an asset (categorized as level 2). We measure the fair value of our project financing, notes payable and other debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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
Our level 2 fair value derivative instruments primarily consist of interest rate swaps and OTC power and natural gas forwards for which market-based pricing inputs are observable. Generally, we obtain our level 2 pricing inputs from market sources such as the Intercontinental Exchange and Bloomberg. To the extent we obtain prices from brokers in the marketplace, we have procedures in place to ensure that prices represent executable prices for market participants. In certain instances, our level 2 derivative instruments may utilize models to measure fair value. These models are industry-standard models that incorporate various assumptions, including quoted interest rates, correlation, volatility, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$871	$—	$—	$871
Margin deposits	276	—	—	276
Commodity instruments:
Commodity exchange traded futures and swaps contracts	595	—	—	595
Commodity forward contracts(2)	—	112	22	134
Interest rate swaps	—	8	—	8
Total assets	$1,742	$120	$22	$1,884
Liabilities:
Margin deposits posted with us by our counterparties	$3	$—	$—	$3
Commodity instruments:
Commodity exchange traded futures and swaps contracts	646	—	—	646
Commodity forward contracts(2)	—	121	9	130
Interest rate swaps	—	145	—	145
Total liabilities	$649	$266	$9	$924

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,502	$—	$—	$1,502
Margin deposits	196	—	—	196
Commodity instruments:
Commodity exchange traded futures and swaps contracts	385	—	—	385
Commodity forward contracts(2)	—	24	24	48
Interest rate swaps	—	4	—	4
Total assets	$2,083	$28	$24	$2,135
Liabilities:
Margin deposits posted with us by our counterparties	$11	$—	$—	$11
Commodity instruments:
Commodity exchange traded futures and swaps contracts	424	—	—	424
Commodity forward contracts(2)	—	18	8	26
Interest rate swaps	—	200	—	200
Total liabilities	$435	$218	$8	$661
___________

(1)
As of June 30, 2013 and December 31, 2012, we had cash equivalents of $699 million and $1,274 million included in cash and cash equivalents and $172 million and $228 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

At June 30, 2013 and December 31, 2012, the derivative instruments classified as level 3 primarily included a longer-term OTC traded commodity contract which is classified as level 3 because the contract terms relate to a delivery location for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices; however, given the nature of our net derivative position, we do not believe that a significant change in market commodity prices would have a material impact on our level 3 net fair value. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at June 30, 2013 and December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2013
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Physical Power	$6	Discounted cash flow	Market price (per MWh)	$31.00 — $50.00/MWh

	December 31, 2012
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Physical Power	$11	Discounted cash flow	Market price (per MWh)	$23.75 — $53.82/MWh
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$13	$17	$16	$17
Realized and unrealized gains (losses):
Included in net loss:
Included in operating revenues(1)	3	(24)	4	(17)
Included in fuel and purchased energy expense(2)	—	2	—	—
Included in OCI	—	—	—	4
Purchases, issuances and settlements:
Purchases	1	1	1	1
Issuances	—	(1)	(1)	(1)
Settlements	(3)	(5)	(5)	(11)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—	—	—
Transfers out of level 3(5)	(1)	—	(2)	(3)
Balance, end of period	$13	$(10)	$13	$(10)
Change in unrealized gains (losses) relating to instruments still held at end of period	$3	$(22)	$4	$(17)
___________

(1)	For power contracts and Heat Rate swaps and options, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and six months ended June 30, 2013 and 2012.

(4)	There were no transfers out of level 2 into level 3 for each of the three and six months ended June 30, 2013 and 2012.

(5)
We had $1 million in gains transferred out of level 3 into level 2 for the three months ended June 30, 2013 and $2 million and $3 million in gains transferred out of level 3 into level 2 for the six months ended June 30, 2013 and 2012, respectively, due to changes in market liquidity in various power markets. There were no transfers out of level 3 into level 2 for the three months ended June 30, 2012.

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
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of June 30, 2013, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 10 years.
As of June 30, 2013 and December 31, 2012, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify under the normal purchase normal sale exemption were as follows:

Derivative Instruments	Notional Amounts
	June 30, 2013	December 31, 2012
Power (MWh)	(11)	(16)
Natural gas (MMBtu)	163	66
Interest rate swaps (in millions)	$1,597	$1,602
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of June 30, 2013, was $16 million for which we have posted collateral of $7 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that no additional collateral would be required and that no counterparty could request immediate, full settlement.
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
Interest Rate Swaps Formerly Hedging our First Lien Credit Facility —  On March 26, 2012, we terminated the legacy interest rate swaps formerly hedging our First Lien Credit Facility and recorded the fair value of the swaps totaling approximately $156 million. Approximately $14 million of the settlement amount was recorded as a component of loss on interest rate derivatives on our Consolidated Condensed Statement of Operations for the six months ended June 30, 2012, and approximately $142 million reflected the realization of losses recorded in prior periods.
Derivatives Included on Our Consolidated Condensed Balance Sheets
During the first quarter of 2012, we de-designated our remaining commodity derivative cash flow hedges; therefore, as of June 30, 2013 and December 31, 2012, we do not have any designated commodity derivative cash flow hedges. The following tables present the fair values of our net derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$601	$—	$601
Long-term derivative assets	128	8	136
Total derivative assets	$729	$8	$737

Current derivative liabilities	$583	$47	$630
Long-term derivative liabilities	193	98	291
Total derivative liabilities	$776	$145	$921
Net derivative liabilities	$(47)	$(137)	$(184)

	December 31, 2012
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$339	$—	$339
Long-term derivative assets	94	4	98
Total derivative assets	$433	$4	$437

Current derivative liabilities	$317	$40	$357
Long-term derivative liabilities	133	160	293
Total derivative liabilities	$450	$200	$650
Net derivative liabilities	$(17)	$(196)	$(213)

	June 30, 2013		December 31, 2012
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$8	$134	$4	$184
Total derivatives designated as cash flow hedging instruments	$8	$134	$4	$184

Derivatives not designated as hedging instruments:
Commodity instruments	$729	$776	$433	$450
Interest rate swaps	—	11	—	16
Total derivatives not designated as hedging instruments	$729	$787	$433	$466
Total derivatives	$737	$921	$437	$650
We elected not to offset fair value amounts recognized as derivative instruments on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements or other contractual netting provisions negotiated with the counterparty. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$595	$(580)	$(15)	$—
Commodity forward contracts	134	(107)	(3)	24
Interest rate swaps	8	—	—	8
Total derivative assets	$737	$(687)	$(18)	$32
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(646)	$580	$66	$—
Commodity forward contracts	(130)	107	11	(12)
Interest rate swaps	(145)	—	—	(145)
Total derivative (liabilities)	$(921)	$687	$77	$(157)
Net derivative assets (liabilities)	$(184)	$—	$59	$(125)

	December 31, 2012
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$385	$(379)	$(6)	$—
Commodity forward contracts	48	(17)	(1)	30
Interest rate swaps	4	—	—	4
Total derivative assets	$437	$(396)	$(7)	$34
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(424)	$379	$45	$—
Commodity forward contracts	(26)	17	1	(8)
Interest rate swaps	(200)	—	—	(200)
Total derivative (liabilities)	$(650)	$396	$46	$(208)
Net derivative assets (liabilities)	$(213)	$—	$39	$(174)
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

Derivatives Included on Our Consolidated Condensed Statements of Operations
Changes in the fair values of our derivative instruments (both assets and liabilities) are reflected either in cash for option premiums paid or collected, in OCI, net of tax, for the effective portion of derivative instruments which qualify for and we have elected cash flow hedge accounting treatment, or on our Consolidated Condensed Statements of Operations as a component of unrealized mark-to-market activity within our earnings.

The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gain (loss)(1)
Commodity derivative instruments	$5	$94	$33	$212
Interest rate swaps	—	—	—	(157)
Total realized gain (loss)	$5	$94	$33	$55

Unrealized gain (loss)(2)
Commodity derivative instruments	$29	$(346)	$(28)	$(268)
Interest rate swaps	2	3	4	149
Total unrealized gain (loss)	$31	$(343)	$(24)	$(119)
Total mark-to-market activity, net	$36	$(249)	$9	$(64)
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized and unrealized gain (loss)
Derivatives contracts included in operating revenues	$15	$(272)	$(59)	$(180)
Derivatives contracts included in fuel and purchased energy expense	19	20	64	124
Interest rate swaps included in interest expense	2	3	4	6
Loss on interest rate derivatives	—	—	—	(14)
Total mark-to-market activity, net	$36	$(249)	$9	$(64)
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended June 30,		Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2013	2012	2013	2012	Affected Line Item on the Consolidated Condensed Statements of Operations
Commodity derivative instruments(1):
Power derivative instruments	$—	$(29)	$—	$29	Commodity revenue
Natural gas derivative instruments	—	16	—	(17)	Commodity expense
Interest rate swaps(2)	48	(35)	(10)	(8)	Interest expense
Total	$48	$(48)	$(10)	$4

	Six Months Ended June 30,		Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2013	2012	2013	2012	Affected Line Item on the Consolidated Condensed Statements of Operations
Commodity derivative instruments(1):
Power derivative instruments	$—	$(44)	$—	$67	Commodity revenue
Natural gas derivative instruments	—	30	—	(38)	Commodity expense
Interest rate swaps(2)	61	(34)	(19)	(15)	Interest expense
Total	$61	$(48)	$(19)	$14
____________

(1)
There were no commodity derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2013. We recorded a gain on hedge ineffectiveness of nil and $2 million related to our commodity derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2012.

(2)	We did not record any gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during the three and six months ended June 30, 2013 and 2012.

(3)	Cumulative cash flow hedge losses, net of tax, remaining in AOCI were $178 million and $242 million at June 30, 2013 and December 31, 2012, respectively.
We estimate that pre-tax net losses of $49 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
Margin deposits(1)	$276	$196
Natural gas and power prepayments	33	35
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$309	$231

Letters of credit issued	$486	$484
First priority liens under power and natural gas agreements	21	14
First priority liens under interest rate swap agreements	150	206
Total letters of credit and first priority liens with our counterparties	$657	$704

Margin deposits posted with us by our counterparties(1)(3)	$3	$11
Letters of credit posted with us by our counterparties	1	1
Total margin deposits and letters of credit posted with us by our counterparties	$4	$12
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

(2)
At June 30, 2013 and December 31, 2012, $291 million and $211 million, respectively, were included in margin deposits and other prepaid expense and $18 million and $20 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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
Income Tax Benefit

The table below shows our consolidated income tax benefit from continuing operations (excluding noncontrolling interest) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax benefit	$(48)	$(52)	$(98)	$(58)
Effective tax rate	41%	14%	33%	15%
Income Tax Audits — We remain subject to periodic audits and reviews by taxing authorities; however, we do not expect these audits will have a material effect on our tax provision. Any NOLs we claim in future years to reduce taxable income could be subject to IRS examination regardless of when the NOLs occurred. Due to significant NOLs, any adjustment of state returns or federal returns would likely result in a reduction of deferred tax assets rather than a cash payment of income taxes.
Canadian Tax Audits — In January 2013, we received an adjusted reassessment on one of two transfer pricing issues that we are disputing with the Canadian Revenue Authority (“CRA”). We have proposed a tentative settlement of the adjusted reassessment with the CRA. If accepted, any adjustments to our transfer pricing would increase taxable income and would be offset by existing NOL’s to which a valuation allowance has been applied. Any interest assessments resulting from acceptance of the CRA offer would be immaterial.
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
Valuation Allowance — U.S. GAAP requires that we consider all available evidence, both positive and negative, and tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Due to our history of losses, we are unable to assume future profits; however, since our emergence from Chapter 11, we are able to consider available tax planning strategies.
Unrecognized Tax Benefits — At June 30, 2013, we had unrecognized tax benefits of $79 million. If recognized, $24 million of our unrecognized tax benefits could impact the annual effective tax rate and $55 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact to our effective tax rate. We also had accrued interest and penalties of $14 million for income tax matters at June 30, 2013. We recognize interest and penalties related to unrecognized tax benefits in income tax benefit on our Consolidated Condensed Statements of Operations. We believe it is reasonably possible that a decrease within the range of approximately nil and $5 million in unrecognized tax benefits could occur within the next 12 months primarily related to state and foreign tax issues.

8.	Loss per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. As we incurred a net loss for each of the three and six months ended June 30, 2013 and 2012, diluted loss per share for these periods is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. We excluded the following items from diluted loss per common share for the three and six months ended June 30, 2013 and 2012, because they were anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based awards	10,002	13,920	9,741	15,236

9.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At June 30, 2013, there were 567,000 and 40,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively.
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
Stock-based compensation expense recognized was $11 million and $7 million for the three months ended June 30, 2013 and 2012, and $19 million and $13 million for the six months ended June 30, 2013 and 2012, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the six months ended June 30, 2013 and 2012. At June 30, 2013, there was unrecognized compensation cost of $3 million related to options, $39 million related to restricted stock and $1 million related to restricted stock units, which is expected to be recognized over a weighted average period of 0.4 years for options, 1.6 years for restricted stock and 0.9 years for restricted stock units. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.

A summary of all of our non-qualified stock option activity for the Calpine Equity Incentive Plans for the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2012	17,862,501	$17.30	4.0	$42
Granted	11,299	$18.34
Exercised	1,047,364	$16.30
Forfeited	—	$—
Expired	22,300	$17.72
Outstanding — June 30, 2013	16,804,136	$17.37	3.4	$75
Exercisable — June 30, 2013	9,910,449	$18.88	3.1	$31
Vested and expected to vest – June 30, 2013	16,675,607	$17.38	3.4	$74
The total intrinsic value of our employee stock options exercised was $4 million and nil for the six months ended June 30, 2013 and 2012, respectively. The total cash proceeds received from our employee stock options exercised was $17 million and $3 million for the six months ended June 30, 2013 and 2012, respectively.
The fair value of options granted during the six months ended June 30, 2013 and 2012, was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table:

	2013	2012
Expected term (in years)(1)	6.5	6.5
Risk-free interest rate(2)	1.4%	1.6%
Expected volatility(3)	25.6%	30.0 – 30.5%
Dividend yield(4)	—	—
Weighted average grant-date fair value (per option)	$5.31	$5.18
___________

(1)	Expected term calculated using the simplified method prescribed by the SEC due to the lack of sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded stock options.

(4)	We have never paid cash dividends on our common stock, and we do not anticipate any cash dividend payments on our common stock in the near future.
No restricted stock or restricted stock units have been granted other than under the Calpine Equity Incentive Plans. A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the six months ended June 30, 2013, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2012	4,134,037	$14.33
Granted	1,759,198	$18.45
Forfeited	93,914	$15.96
Vested	1,129,424	$11.79
Nonvested — June 30, 2013	4,669,897	$16.47

The total fair value of our restricted stock and restricted stock units that vested during the six months ended June 30, 2013 and 2012, was approximately $21 million and $19 million, respectively.
Liability Classified Share-Based Awards
In February 2013, our Board of Directors approved the aggregate award of 449,798 performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s TSR over the three-year performance period of January 1, 2013 through December 31, 2015 compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. The performance share units had a grant date fair value of $21.25 and stock-based compensation expense recognized related to these awards during each of the three and six months ended June 30, 2013 was $1 million.

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
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. At June 30, 2013, our reportable segments were West (including geothermal), Texas, North (including Canada) and Southeast. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result.

Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended June 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$479	$571	$348	$174	$—	$1,572
Intersegment revenues	—	(25)	8	71	(54)	—
Total operating revenues	$479	$546	$356	$245	$(54)	$1,572
Commodity Margin	$198	$133	$159	$43	$—	$533
Add: Unrealized mark-to-market commodity activity, net and other(1)	19	34	(12)	7	(9)	39
Less:
Plant operating expense	88	96	46	35	(8)	257
Depreciation and amortization expense	52	44	32	18	(1)	145
Sales, general and other administrative expense	3	21	6	7	(1)	36
Other operating expenses	11	1	7	(1)	2	20
(Income) from unconsolidated investments in power plants	—	—	(8)	—	—	(8)
Income (loss) from operations	63	5	64	(9)	(1)	122
Interest expense, net of interest income						169
Debt extinguishment costs and other (income) expense, net						71
Loss before income taxes						$(118)

	Three Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$258	$188	$269	$164	$—	$879
Intersegment revenues	1	41	2	(6)	(38)	—
Total operating revenues	$259	$229	$271	$158	$(38)	$879
Commodity Margin(2)(3)	$210	$145	$181	$73	$—	$609
Add: Unrealized mark-to-market commodity activity, net and other(1)	(76)	(217)	(3)	(42)	(6)	(344)
Less:
Plant operating expense	112	72	58	36	(7)	271
Depreciation and amortization expense	49	34	34	22	(1)	138
Sales, general and other administrative expense	6	13	8	7	1	35
Other operating expenses	9	1	6	2	1	19
(Income) from unconsolidated investments in power plants	—	—	(5)	—	—	(5)
Income (loss) from operations	(42)	(192)	77	(36)	—	(193)
Interest expense, net of interest income						182
Other (income) expense, net						6
Loss before income taxes						$(381)

	Six Months Ended June 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$862	$978	$654	$319	$—	$2,813
Intersegment revenues	1	(18)	15	104	(102)	—
Total operating revenues	$863	$960	$669	$423	$(102)	$2,813
Commodity Margin	$400	$209	$301	$84	$—	$994
Add: Unrealized mark-to-market commodity activity, net and other(4)	(18)	23	(5)	14	(16)	(2)
Less:
Plant operating expense	181	164	90	65	(16)	484
Depreciation and amortization expense	103	87	65	37	(1)	291
Sales, general and other administrative expense	7	38	12	12	—	69
Other operating expenses	20	2	14	1	1	38
(Income) from unconsolidated investments in power plants	—	—	(16)	—	—	(16)
Income (loss) from operations	71	(59)	131	(17)	—	126
Interest expense, net of interest income						343
Debt extinguishment costs and other (income) expense, net						76
Loss before income taxes						$(293)

	Six Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$674	$544	$567	$330	$—	$2,115
Intersegment revenues	5	61	5	16	(87)	—
Total operating revenues	$679	$605	$572	$346	$(87)	$2,115
Commodity Margin(2)(3)	$418	$254	$325	$129	$—	$1,126
Add: Unrealized mark-to-market commodity activity, net and other(4)	(40)	(183)	9	(32)	(14)	(260)
Less:
Plant operating expense	193	140	103	69	(13)	492
Depreciation and amortization expense	99	69	67	45	(2)	278
Sales, general and other administrative expense	14	24	14	15	1	68
Other operating expenses	20	3	15	3	(1)	40
(Income) from unconsolidated investments in power plants	—	—	(14)	—	—	(14)
Income (loss) from operations	52	(165)	149	(35)	1	2
Interest expense, net of interest income						364
Loss on interest rate derivatives						14
Debt extinguishment costs and other (income) expense, net						20
Loss before income taxes						$(396)
_________

(1)	Includes $(11) million and $(1) million of lease levelization and $3 million and $3 million of amortization expense for the three months ended June 30, 2013 and 2012, respectively.

(2)	Our North segment includes Commodity Margin of $24 million and $32 million for the three and six months ended June 30, 2012 related to Riverside Energy Center, LLC, which was sold in December 2012.

(3)	Our Southeast segment includes Commodity Margin of $13 million and $24 million for the three and six months ended June 30, 2012 related to Broad River, which was sold in December 2012.

(4)	Includes $(27) million and $(9) million of lease levelization and $7 million and $7 million of amortization expense for the six months ended June 30, 2013 and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In order to manage our various physical assets and contractual obligations, we execute commodity and commodity transportation agreements within the guidelines of our Risk Management Policy. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We purchase electric transmission rights to deliver power to our customers. We also enter into natural gas and power physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants. Seasonality and weather can have a significant impact on our results of operations and are also considered in our hedging and optimization activities.
Our goal is to be recognized as the premier power generation company in the U.S. as viewed by our employees, customers, regulators, shareholders and the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership, and by pursuing opportunities to improve our fleet performance and reduce operating costs. We continue to make significant progress toward continued growth and enhanced shareholder value with the following achievements during 2013:

•	Our entire fleet achieved an exceptionally low forced outage factor of 1.5% and an impressive starting reliability of 98% during the first half of 2013.

•	We commenced construction on the first phase of Garrison Energy Center during the second quarter of 2013 and expect COD by the second quarter of 2015.

•
In February 2013, our Board of Directors authorized the repurchase of an additional $400 million in shares of our common stock, bringing the cumulative authorization total to $1.0 billion. We completed the repurchase of the additional $400 million authorization in July 2013. Over the course of our $1.0 billion share repurchase program, we have repurchased a total of 55,010,043 shares of our outstanding common stock at an average price paid of $18.18 per share.

•
In February 2013, we repriced our First Lien Term Loans by lowering the LIBOR floor by 0.25% to 1.0% and lowering the margin over LIBOR by 0.25% to 3.0%. We estimate that this repricing will lower our annual interest expense by approximately $12 million.

•
On May 3, 2013, CCFC, our indirect, wholly-owned subsidiary, entered into a credit agreement providing for a first lien senior secured term loan facility comprised of (i) a $900 million 7-year term loan and (ii) a $300 million 8.5-year term loan. CCFC utilized the proceeds received from CCFC Term Loans to redeem the CCFC Notes which converted $1.0 billion in fixed rate debt to lower variable rate debt and extended the maturity.

•	On June 27, 2013, we amended our Corporate Revolving Facility which lowered our costs and extended the maturity by more than two and half years.

•
We successfully originated several new long-term contracts with customers in our Southeast and West segments, including those related to our Columbia, Sutter and Delta power plants as well as our Geysers Assets.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas, North (including Canada) and Southeast.

Our portfolio, including partnership interests, consists of 93 power plants, including 5 under construction (2 new power plants and 3 expansions of existing power plants), located throughout 20 states in the U.S. and in Canada, with an aggregate current generation capacity of 27,331 MW and 1,472 MW under construction. Our fleet, including projects under construction, consists of 75 combustion turbine-based plants, 2 fossil steam-based plants, 15 geothermal turbine-based plants and 1 photovoltaic solar plant. Our segments have an aggregate generation capacity of 6,751 MW with an additional 773 MW under construction in the West, 8,024 MW with an additional 390 MW under construction in Texas, 7,320 MW with an additional 309 MW under construction in the North and 5,236 MW in the Southeast. Our Geysers Assets are included in our West segment.
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
A total of 30 petitions for review challenging MATS were filed in the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) and subsequently consolidated under the case White Stallion Energy Center v. EPA. The case is being litigated on separate briefing schedules addressing the “new unit” standards, the existing unit standards and other technical issues. We, along with other electric generators, have intervened in this litigation in support of the EPA.
With respect to the existing unit MATS, industry petitioners’ primary focus is in challenging the EPA’s threshold determinations that emissions of Hazardous Air Pollutants from coal- and oil-fired electric generating units pose hazards to public health and the environment and that it is appropriate and necessary for the EPA to regulate such emissions. The industry petitioners also raise several other arguments, including that the EPA based the existing-source mercury standard, which per the statute must be based on the top 12% of sources for which the EPA has information, on data that were too randomly selected or were “cherry-picked” by the EPA. Briefing of the case is complete which is now awaiting oral argument.
With regard to the new unit standards, the case was stayed on September 12, 2012 per the EPA’s motion to hold the case in abeyance pending the EPA’s reconsideration of the new unit MATS (to resolve issues related to measurement of mercury emissions and the data underlying particulate matter and hydrogen chloride emissions standards). The EPA finalized changes to the new unit standards on April 24, 2013 and several timely petitions were filed challenging the revised new unit standards.
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
On August 21, 2012, the D.C. Circuit vacated CSAPR. The D.C. Circuit ordered the EPA to continue administering CAIR, which the EPA has been implementing since the D.C. Circuit stayed CSAPR in December 2011 and which CSAPR was designed to replace due to the flaws in CAIR identified by the D.C. Circuit in North Carolina v. EPA. Petitions for rehearing en banc by all active judges of the D.C. Circuit were denied on January 24, 2013.
On March 29, 2013, the EPA and environmental groups filed two separate petitions for a writ of certiorari for the U.S. Supreme Court to review the D.C. Circuit panel decision in EME Homer City. On April 18, 2013, Calpine and another party filed a brief with the U.S. Supreme Court in support of the petitions filed by the EPA and environmental groups. On June 24, 2013, the U.S. Supreme Court agreed to hear the EPA’s challenges to EME Homer City in the Court’s next term. We cannot predict the outcome of this case. In the event that the D.C. Circuit decision is upheld, the EPA must continue to implement CAIR while it creates a replacement for CSAPR.
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
Under the EPA’s longstanding interpretation of the CAA, the Tailpipe Rule automatically triggered regulation of stationary sources of GHG emissions under the Prevention of Significant Deterioration (“PSD”) program (which requires construction permits for stationary sources that have the potential to emit over 100 or 250 tons per year (“tpy”), the applicable threshold depending on the type of source, of “any air pollutant”) and Title V (which requires operating permits for stationary sources that have the potential to emit at least 100 tpy of “any air pollutant”). Accordingly, the EPA issued two rules phasing in stationary source GHG regulation. In the Timing Rule, the EPA delayed when major stationary sources of GHGs would otherwise be subject to PSD and Title V permitting, concluding that these requirements would commence on January 2, 2011, the date on which the Tailpipe Rule became effective. In the Tailoring Rule, the EPA departed from the CAA’s 100/250 tpy emissions thresholds and provided that only the largest sources, those with emissions exceeding 75,000 or 100,000 tpy carbon dioxide equivalent (“CO2e”), depending on the program and project, would initially be subject to GHG permitting.
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
In light of the rehearing petition, on October 9, 2012, the D.C. Circuit decided to hold in abeyance a related case regarding Step 3 of the EPA’s Tailoring Rule (American Petroleum Institute v. EPA). While the case was removed from abeyance on January 28, 2013, on May 10, 2013, the D.C. Circuit granted the motion requesting that the case again be held in abeyance pending the U.S. Supreme Court’s disposition of petitions for writ of certiorari to review Coalition for Responsible Regulation.
On March 20, 2013, three entities timely filed petitions for writ of certiorari to the U.S. Supreme Court to review Coalition for Responsible Regulation. The Supreme Court also granted other parties to the case an extension in which to file additional petitions for a writ of certiorari. On April 18 and 19, 2013, several other parties filed petitions for a writ of certiorari to the U.S. Supreme Court, including a petition filed by several states that ask the U.S. Supreme Court to reconsider or overrule its 2007 decision in Massachusetts v. EPA. The petitions for writ of certiorari remain pending before the U.S. Supreme Court.
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
On December 13, 2012, the D.C. Circuit dismissed an industry challenge to the proposed NSPS because the proposed rule was not “final agency action” subject to judicial review when the industry challengers filed the lawsuit challenging the EPA’s proposed NSPS.
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
On June 25, 2013, the President issued a memorandum to the EPA instructing it to take certain actions with respect to the proposed new source standards and GHG emissions guidelines for existing power plants. First, the EPA is directed to re-propose the new source rule by September 20, 2013. Next, the EPA is directed to propose a rule for modified, reconstructed and existing power plants by June 1, 2014. Finally, the EPA is directed to promulgate a final existing source rule no later than June 1, 2015. The memorandum also directs the EPA to require states to submit their implementation plans to the EPA by June 30, 2016. The EPA has the authorization to establish guidelines that will then be used by the states to develop their own standards of performance for existing sources.
We cannot predict how the new source and existing source rules for GHG emissions will regulate power plants and, therefore, the impact of these rules on Calpine is unknown. However, we believe that we operate one of the cleanest fleets of power plants in the U.S. and, anticipate that we will be well positioned to comply with any such standards.
Section 185 Fees on Permissible Emissions
On June 13, 2013, the TCEQ issued a final regulation implementing emission fees under Section 185 of the CAA. Our analysis of the final regulation indicates that we will have no fee obligation in Texas due either retroactively or for current year operations. Accordingly, we have removed the previously estimated fee obligation accrued through the first quarter of 2013. The

EPA approval of the TCEQ regulation is pending. With the adoption of this regulation, we have determined that our fleet of power plants currently has no fee obligations relating to Section 185 of the CAA.
Demand Response Resources
On January 30, 2013, the EPA finalized amendments to the NESHAP for Reciprocating Internal Combustion Engines (“RICE”). The final rule creates an exemption from otherwise applicable air emission requirements for uncontrolled “emergency” diesel-fired backup generators to operate for up to 100 hours per year for “emergency demand response” and up to 50 hours per year in certain non-emergency situations as part of a financial arrangement with another entity.
On March 29, 2013, Calpine and PSEG Power LLC filed a petition for reconsideration with the EPA in opposition to the final rule because it allows the increased use of uncontrolled, behind-the-meter diesel engines for the generation of electricity and thereby will cause an increase in ozone during the peak ozone season. Additionally, on April 1, 2013, Calpine, First Energy Solutions Corporation and PSEG Power LLC filed a petition for review of the final rule with the D.C. Circuit. The D.C. Circuit has not yet scheduled a hearing date in this case.
On June 28, 2013, the EPA granted partial reconsideration of the RICE NESHAP rule, including the final rule’s provisions allowing uncontrolled diesel engines to operate for up to 50 hours per year in non-emergency situations as part of a financial arrangement. On July 1, 2013, the EPA filed an unopposed motion to sever the specific issues under administrative reconsideration from the pending litigation at the D.C. Circuit and move these issues to a separate docket that will be held in abeyance until the EPA concludes its reconsideration of the final rule. The other issues in the case, including the 100-hour emergency demand response exemption, are unaffected by the motion and would remain subject to the pending litigation. The D.C. Circuit has not yet ruled on the EPA’s motion.
Clean Water Act and Cooling Water Intake Rule
The federal Clean Water Act establishes requirements relating to the discharge of pollutants into waters of the U.S. We are required to obtain wastewater and storm water discharge permits for wastewater and runoff, respectively, for some of our power plants. In addition, we are required to maintain a spill prevention control and countermeasure plan with respect to some of our natural gas-fired power plants. We believe that we are in compliance with applicable discharge requirements of the Clean Water Act.
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
However, in response to the Second Circuit Court of Appeals’ decision in Riverkeeper, Inc., v. EPA, the EPA suspended the Phase II Rule. In November 2010, the EPA signed a settlement agreement with Riverkeeper, Inc. requiring the EPA to set technology standards for cooling water intake structures for existing facilities. The EPA was required to finalize an updated rule for existing facility water intake structures by June 27, 2013, but the deadline has been extended to November 4, 2013. Calpine continues to participate in the rulemaking process; however, while the Section 316(b) rule will likely affect our competitors, we do not expect these rules to have a material impact on our operations because only two peaking power plants we own employ once-through cooling systems, one of which (Deepwater Energy Center) is scheduled to retire in 2015.
Additionally, the EPA issued a proposed rule regarding effluent limitation guidelines and standards for the steam electric power generating point source category on June 7, 2013. The comment period on the proposed rule ends on September 20, 2013. The EPA is bound by a court-ordered consent decree to issue a final rule by May 22, 2014. This rule is not expected to have a material impact on our operations.
In California, the EPA delegates the implementation of Section 316(b) to the California State Water Resources Control Board (“SWRCB”). The SWRCB has promulgated its own once-through cooling policy that establishes a schedule for once-through cooling units to install closed-cycle wet cooling (i.e., cooling towers) or reduce entrainment and impingement to comparable levels as would be achieved with a cooling tower, or be retired. The compliance dates for approximately 12,000 MW of once-through cooling capacity in California occur between 2012 and 2020. We do not anticipate that the SWRCB’s policy will have a negative impact on our operations, as none of our power plants in California utilize once-through cooling systems.

California: GHG — Cap-and-Trade Regulation
California’s AB 32 requires the state to reduce statewide GHG emissions to 1990 levels by 2020. To meet this benchmark, the CARB has promulgated a number of regulations, including the Cap-and-Trade Regulation and Mandatory Reporting Rule, which took effect on January 1, 2012. These regulations were further amended by the CARB in 2012.
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
There have been three auctions of GHG allowances thus far pursuant to the Cap-and-Trade Regulation. The first auction of GHG allowances was held on November 14, 2012 and included the sale of 2013 and 2015 vintage allowances. The 2013 vintage allowances cleared just above the $10 auction reserve price, while the 2015 vintage allowances cleared at the $10 reserve price, with only 14% of those available sold. The second auction was held on February 19, 2013. All vintage 2013 allowances available were sold and cleared at $13.62. The vintage 2016 allowances cleared at the auction reserve price of $10.71, with only 46% of those available sold. The third auction was held on May 16, 2013. All vintage 2013 allowances cleared at $14.00 and the vintage 2016 allowances cleared at the price floor of $10.71, with 79% of the available allowances having been sold.
Quarterly auctions will be held through 2020 with the next auction scheduled for August 16, 2013. The GHG emissions market is currently functioning and the cost of allowances is reflected in market pricing.
On November 13, 2012, the California Chamber of Commerce filed a complaint in the Sacramento Superior Court challenging the CARB’s authority to auction allowances under AB 32 and the California Constitution. On April 16, 2013, Pacific Legal Foundation filed a lawsuit in the Sacramento Superior Court on behalf of several businesses, trade associations and individuals claiming that the Cap-and-Trade Regulation constitutes an impermissible tax under the California Constitution and is not authorized by AB 32. On April 24, 2013, the Sacramento Superior Court ordered the California Chamber of Commerce and Pacific Legal Foundation cases related, so the two cases will proceed on a consolidated basis. The Sacramento Superior Court is scheduled to hold a hearing on the merits in the consolidated case on August 28, 2013.
We cannot predict the ultimate success of any of these lawsuits nor can we predict whether there will be any additional legal challenges filed against the Cap-and-Trade Regulation or what the associated impacts of any such litigation would be.
On April 19, 2013, the CARB Board approved amendments to the Cap-and-Trade Regulation to link its program with Quebec’s Cap-and-trade program starting January 1, 2014. The amendments are scheduled to become effective October 1, 2013, although the first joint auction of GHG allowances will not take place until the first quarterly auction in 2014. The CARB’s economic analysis estimates that linkage between California and Quebec has the potential to increase California’s GHG allowance prices by 5% to 15%.
The CARB is currently developing draft regulatory amendments to, among other things, provide allowances to covered entities that have long-term contracts that do not allow the costs of compliance with the Cap-and-Trade Regulation to be passed through to their customers. The CARB intends to adopt these amendments in October 2013.
Overall, we support AB 32 and expect the net impact of the Cap-and-Trade Regulation to be beneficial to Calpine. We also believe we are well positioned to comply with the Cap-and-Trade Regulation.
ERCOT Market Structure
The PUCT continues its very deliberative approach of considering design changes aimed at improving the ERCOT market’s scarcity pricing signals and long-term resource adequacy. Of the two rulemakings undertaken in April 2012, the project dealing with near term system-wide offer cap (“SWOC”) resulted in the offer cap being raised from $3,000/MWh to $4,500/MWh which took effect on August 1, 2012. On June 1, 2013, the SWOC increased from $4,500/MWh to $5,000/MWh and will increase to $7,000/MWh on June 1, 2014 and $9,000/MWh on June 1, 2015. With these changes, we expect higher prices when scarcity pricing conditions occur which could have a positive impact on our Commodity Margin. Given the potential liquidity impacts of the higher offer cap, ERCOT stakeholders have begun a review of market credit and collateralization rules and are considering design changes in an effort to keep pace with the potential increase in the market’s risk exposure. ERCOT’s Board approved a rule change on June 16, 2013 that decreases the initial and final market settlements timelines by two days each.
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
The PUCT continues to consider other proposals to improve proper wholesale price formation. At the request of the PUCT, ERCOT has developed a proposal for an operating reserves demand curve (“ORDC”) for PUCT and ERCOT stakeholder consideration. The key feature of the proposal is a pricing methodology based on the Value of Lost Load (“VOLL”) and Loss of Load Probability. The result of this calculation is a value that is dependent on the amount of available operating reserves, but added to the system-wide clearing price, without regard to whether the system is in scarcity conditions. It is not likely any proposal to be considered by the PUCT would be implemented until mid-2014, including proposals based on the ORDC concepts in Solution B+ or similar proposals that may be proposed for PUCT consideration. At the request of the PUCT, The Brattle Group reviewed two versions of Solution B+, assuming a $9,000 SWOC and contingency reserves set at 1,375 MWs and 2,300 MWs. Their study concluded that a contingency reserve of 1,375 MWs would reduce resource adequacy but that resource adequacy would be enhanced with a contingency reserve at 2,300 MWs. We support the evaluation of this concept, but unlike a centralized forward capacity market, we do not view this concept as a solution for long-term resource adequacy in ERCOT. We cannot predict, at this time, all of the details of a final proposal or the ultimate impact on our financial condition, results of operations or cash flows.
ERCOT’s planning function has undertaken two very significant study efforts, both of which may have important implications for the region’s resource adequacy metrics and ultimately the value of power in the ERCOT market. A Loss of Load Expectation study has been conducted by a vendor and the final draft was delivered to stakeholders on January 18, 2013. The study shows for one occurrence of the loss of firm load in a 10-year period what annual planning Reserve margin percentage is required for resource planning. The study shows that a planning Reserve margin is required that is materially greater than the currently targeted 13.75% if the experienced weather and loading patterns of the summer of 2011 are included in the study’s model runs. Initial stakeholder reaction was to endorse the study’s methodology as well as to include the weather impacts of summer 2011. The range of possible annual planning reserve values for study year 2014 supported by the study that the ERCOT Board of Directors might consider is from 15.8% to 18.9%. ERCOT stakeholders approved a recommendation to the ERCOT Board of Directors to raise the Reserve margin to 16.1%, effective for the December 2013 ERCOT Capacity, Demand, Resources report. The ERCOT Board of Directors deferred taking action on the recommended 16.1% annual planning Reserve margin value at its June 2013 meeting and directed ERCOT staff to reevaluate the study and report back to the Board at its September 2013 meeting. The second study effort will estimate the VOLL. The current SWOC is $5,000/MWh and will increase to $7,000/MWh on June 1, 2014 and $9,000/MWh on June 1, 2015, and the VOLL study may shed some light on whether the SWOC is high enough to approximate the VOLL. The VOLL study was expected to be completed in mid-2013 and provide meaningful estimates for the value of firm customer load in the various load categories when firm load shedding is necessary in emergency conditions. However, rather than providing a VOLL for various customer categories, the initial VOLL study only provided a survey of various load categories in Texas and other markets and a macroeconomic analysis. The PUCT has deferred a decision on whether to conduct a new survey of ERCOT’s load categories, which would form the basis for establishing a VOLL for ERCOT.
The Sunset Review Process, implemented by the Texas Legislature in 1977, is the regular assessment of the need for a state agency to exist and to consider new and innovative changes to improve each agency’s operations and activities, including the PUCT. The Sunset Review Process works by setting a date on which an agency will be abolished unless legislation is passed to continue its functions. The Sunset Advisory Commission review of the PUCT was completed in the 2013 legislative session and did not result in any measures that are expected to negatively impact our business.
ERCOT Voluntary Mitigation Plan
In March 2013, the PUCT approved our application for a Voluntary Mitigation Plan effective March 28, 2013, establishing a safe harbor for energy offers by us for the sale of electricity from our power plants into the ERCOT real-time market if made in a manner consistent with the plan.
PJM Capacity Market
Certain states in the PJM market region, particularly New Jersey and Maryland, have taken actions that could impact the PJM capacity market. In New Jersey, legislation enacted in 2011 required the New Jersey Board of Public Utilities (“BPU”) to issue a request for proposals (“RFP”) for new generation. As a result of the RFP, the BPU directed New Jersey’s four public utilities to enter into standard offer capacity agreements with the winning generators for new capacity to be built in New Jersey. Several entities have appealed the BPU’s order directing the public utilities to enter into long-term contracts with those generators. The appeal process is continuing. Also, on February 9, 2011, we joined a group of generators and utilities in filing a complaint in federal district court challenging the constitutionality of the New Jersey legislation. A bench trial concluded in May 2013 and a ruling is pending.
On September 29, 2011, the Maryland Public Service Commission (“MPSC”) issued a “Notice of Approval of Request for Proposals for New Generation to be Issued by Maryland Electric Distribution Companies” (the “Notice”). The Notice required the state’s IOUs to issue RFPs for up to 1,500 MW of capacity. The Notice specifies that proposals must be for new natural gas-fired capacity capable of delivery into the PJM Southwest Mid-Atlantic Area Council (“SWMAAC”) delivery area. On April 12, 2012, the MPSC issued a further order in this proceeding directing certain Maryland IOUs located in the SWMAAC area to enter into a contract for differences with CPV Maryland, LLC (“CPV”), a generation developer that is currently developing a 661 MW natural gas-fired, combined-cycle generation plant in SWMAAC. The facility’s scheduled COD is June 1, 2015. In May 2012, we filed with the Circuit Court of Baltimore County, Maryland a petition for review of the MPSC’s order, asking the court to review the order and declare it invalid. Several other parties filed similar appeals. The appeals have been consolidated. Oral argument is scheduled for September 10, 2013. In a separate action, several generators filed a complaint in federal district court challenging the constitutionality of the MPSC’s actions. The trial concluded in March 2013 and a ruling is pending.
At the FERC level, PJM has taken action to strengthen the Minimum Offer Price Rule (“MOPR”) in its tariff. PJM’s tariff changes are intended to address the negative implications from these state actions. The FERC issued an order in April 2011 approving amendments to PJM’s MOPR tariff provisions. The FERC order is currently on appeal before the U.S. Court of Appeals for the Third Circuit. In December 2012, PJM filed further amendments to the MOPR that are intended to make the MOPR process more transparent and objective. On May 2, 2013, the FERC issued an order accepting certain aspects of PJM’s amendments but rejecting others. Calpine and many other parties have sought rehearing of the FERC’s order.
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
California Market Design
The CPUC and CAISO continue to evaluate long-term capacity procurement policies and products for the California power market. With the expectation of significant increases in renewables, both agencies are evaluating the need for generation flexibility attributes such as dispatchability, ramping and load following. The CPUC recently approved a framework for adding explicit flexible capacity procurement requirements to the existing Resource Adequacy program. Binding flexible capacity procurement requirements are expected beginning in the 2015 delivery year subject to the resolution of important implementation details in 2013 and early 2014. In addition, the staffs of the CPUC and the CAISO recently released a proposal to introduce two- and three-year forward capacity procurement requirements, on top of current year-ahead requirements. The proposal also includes a limited and voluntary centralized market that could facilitate compliance with capacity procurement requirements, including current year-ahead requirements, and largely would replace existing and proposed CAISO backstop capacity procurement mechanisms. The nascent proposal will be discussed at an upcoming FERC technical conference on California capacity procurement issues in late July 2013.
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
Midwest ISO (“MISO”)
In the Entergy sub-region, MISO has replaced SPP as the designated Independent Coordinator of Transmission. In this capacity, the Independent Coordinator of Transmission provides oversight of the Entergy transmission system. Entergy and MISO continue to move forward with their proposal to transfer functional control of Entergy’s transmission system to MISO and is on target to complete integration by December 2013. Entergy has received conditional approvals for change of control applications filed with the Arkansas Public Service Commission, the City of New Orleans, the Louisiana Public Service Commission, the Mississippi Public Service Commission, and the PUCT. We support the Entergy membership in an RTO as soon as possible.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
As disclosed in our 2012 Form 10-K, the Dodd-Frank Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the conflict zones of the Democratic Republic of Congo (“DRC”) and adjoining countries. In August 2012, as mandated by the Dodd-Frank Act, the SEC adopted final rules requiring all issuers that file reports with the SEC to undertake due diligence and report, on an annual basis, whether conflict minerals used in such issuer’s products, originated from the DRC or adjoining countries. We completed our assessment process and have determined that we currently do not manufacture or contract to manufacture products containing conflict minerals. We will continue to monitor any changes in our operations that would make us subject to these reporting requirements.
On July 2, 2013, the D.C. Circuit granted a motion for summary judgment vacating the SEC rules requiring resource extraction issuers to disclose any payments made by the issuer to the U.S. Federal Government or a foreign government in connection with the commercial development of oil, natural gas or minerals. The SEC has not revealed how it will respond to the ruling, but it remains obligated under the Dodd-Frank Act to promulgate rules requiring disclosure of such payments. Therefore, we continue to collect and document the information required to be disclosed under the resource extraction rules pending the final outcome of this case and potential new rulemaking by the SEC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
Set forth below are our results of operations for the three months ended June 30, 2013, as compared to the same period in 2012 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2013	2012	Change	% Change
Operating revenues:
Commodity revenue	$1,539	$1,177	$362	31
Unrealized mark-to-market gain (loss)	31	(302)	333	#
Other revenue	2	4	(2)	(50)
Operating revenues	1,572	879	693	79
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	998	570	(428)	(75)
Unrealized mark-to-market loss	2	44	42	95
Fuel and purchased energy expense	1,000	614	(386)	(63)
Plant operating expense	257	271	14	5
Depreciation and amortization expense	145	138	(7)	(5)
Sales, general and other administrative expense	36	35	(1)	(3)
Other operating expenses	20	19	(1)	(5)
Total operating expenses	1,458	1,077	(381)	(35)
(Income) from unconsolidated investments in power plants	(8)	(5)	3	60
Income (loss) from operations	122	(193)	315	#
Interest expense	170	184	14	8
Interest (income)	(1)	(2)	(1)	(50)
Debt extinguishment costs	68	—	(68)	—
Other (income) expense, net	3	6	3	50
Loss before income taxes	(118)	(381)	263	69
Income tax benefit	(48)	(52)	(4)	(8)
Net loss	(70)	(329)	259	79
Net income attributable to the noncontrolling interest	—	—	—	—
Net loss attributable to Calpine	$(70)	$(329)	$259	79

	2013	2012	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	22,339	26,681	(4,342)	(16)
Average availability	88.2%	86.4%	1.8%	2
Average total MW in operation(1)	26,544	27,205	(661)	(2)
Average capacity factor, excluding peakers	43.4%	51.0%	(7.6)%	(15)
Steam Adjusted Heat Rate	7,447	7,391	(56)	(1)
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $66 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to:

•	the sale of Broad River and Riverside Energy Center in December 2012 partially offset by the acquisition of Bosque Energy Center in November 2012;

•
weaker market conditions due to milder weather, an increase in wind generation in Texas and higher natural gas prices primarily in our Texas, North and Southeast segments in the second quarter of 2013 compared to the same period in 2012; and

•	lower contribution from hedges; partially offset by

•	higher regulatory capacity revenue in the North; and

•	higher revenue from a tolling contract in our West segment which became effective in January 2013.

Generation decreased 16% primarily due to weaker market conditions and higher natural gas prices which drove a reversal of coal-to-gas switching in our Texas, North and Southeast segments during the second quarter of 2013 compared to the same period in 2012. Our average total MW in operation decreased by 661 MW, or 2%, primarily due to the sale of Broad River and Riverside Energy Center in December 2012 which was partially offset by the acquisition of Bosque Energy Center in November 2012 and an increase in capacity resulting from our turbine modernization program.

Unrealized mark-to-market gain/loss from hedging our future generation and fuel needs for the three months ended June 30, 2013, compared to the same period in 2012, had a favorable variance of $375 million primarily driven by the impact on our commodity hedge positions of a near term increase in forward power prices and corresponding Market Heat Rate expansion in the ERCOT region during the last several days of June 2012.

Our normal, recurring plant operating expense decreased by $15 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to a $3 million positive period-over-period change resulting from the TCEQ issuance of final regulations on Section 185 fees for which we determined we have no current or retroactive fee obligations (as discussed under “Legislative and Regulatory Update”), a $5 million period-over-period decrease in equipment failure cost related to outages and a $7 million decrease in other miscellaneous expenses. The decrease in plant operating expense was partially offset by an increase of $2 million in major maintenance expense resulting from our plant outage schedule during the second quarter of 2013 compared to the second quarter of 2012. Plant operating expense was relatively unchanged by the sale of Broad River and Riverside Energy Center in December 2012 as the impact of these transactions on our plant operating expense was largely offset by the acquisition of Bosque Energy Center in November 2012.

Depreciation and amortization expense increased during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily resulting from a $5 million increase in depreciation expense due to our acquisition of the Bosque Energy Center in November 2012 and a $4 million increase due to the timing of assets placed into service partially offset by assets that were fully depreciated during the later part of 2012 and in the first half of 2013. The increase in depreciation and amortization expense was partially offset by a decrease of $4 million resulting from lower depreciation associated with the sale of Broad River and Riverside Energy Center in December 2012.

Income from unconsolidated investments in power plants increased for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to lower major maintenance expense related to Greenfield LP resulting from a planned outage which occurred during the second quarter of 2012.

Interest expense decreased by $14 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, to 6.8% for the three months ended June 30, 2013, from 7.4% for the three months ended June 30, 2012. The issuance of our 2019 First Lien Term Loan in October 2012 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and variable rate project debt with a corporate level term loan carrying a lower variable interest rate. Also, in February 2013, we repriced our First Lien Term Loans by lowering our interest rate, which decreased our interest expense during the three months ended June 30, 2013. The issuance of the CCFC Term Loans in June 2013 also allowed us to reduce our interest expense by replacing the CCFC Notes carrying a higher fixed interest rate with the CCFC Term Loans carrying a lower variable interest rate. See Note 3 of the Notes to the Consolidated Condensed Financial Statements for further information regarding the repricing of our First Lien Term Loans and CCFC refinancing.

Debt extinguishment costs for the three months ended June 30, 2013, consisted of $68 million in connection with the redemption of the CCFC Notes, which is comprised of $40 million of prepayment penalties and $28 million associated with the write-off of unamortized debt discount and deferred financing costs. There were no debt extinguishment costs recorded during the three months ended June 30, 2012.

During the three months ended June 30, 2013, we recorded an income tax benefit of $48 million compared to an income tax benefit of $52 million for the three months ended June 30, 2012. The unfavorable period-over-period change resulted from a decrease in various state and foreign jurisdiction income tax benefits of $6 million, primarily related to a decrease in our pre-tax loss during the current period, partially offset by a $2 million decrease related to the application of the intraperiod tax allocation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
Set forth below are our results of operations for the six months ended June 30, 2013, as compared to the same period in 2012 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2013	2012	Change	% Change
Operating revenues:
Commodity revenue	$2,847	$2,389	$458	19
Unrealized mark-to-market (loss)	(40)	(280)	240	86
Other revenue	6	6	—	—
Operating revenues	2,813	2,115	698	33
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,833	1,261	(572)	(45)
Unrealized mark-to-market (gain)	(12)	(12)	—	—
Fuel and purchased energy expense	1,821	1,249	(572)	(46)
Plant operating expense	484	492	8	2
Depreciation and amortization expense	291	278	(13)	(5)
Sales, general and other administrative expense	69	68	(1)	(1)
Other operating expenses	38	40	2	5
Total operating expenses	2,703	2,127	(576)	(27)
(Income) from unconsolidated investments in power plants	(16)	(14)	2	14
Income from operations	126	2	124	#
Interest expense	346	369	23	6
Loss on interest rate derivatives	—	14	14	#
Interest (income)	(3)	(5)	(2)	(40)
Debt extinguishment costs	68	12	(56)	#
Other (income) expense, net	8	8	—	—
Loss before income taxes	(293)	(396)	103	26
Income tax benefit	(98)	(58)	40	69
Net loss	(195)	(338)	143	42
Net income attributable to the noncontrolling interest	—	—	—	—
Net loss attributable to Calpine	$(195)	$(338)	$143	42

	2013	2012	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	46,337	54,736	(8,399)	(15)
Average availability	89.2%	88.4%	0.8%	1
Average total MW in operation(1)	26,543	27,197	(654)	(2)
Average capacity factor, excluding peakers	45.5%	53.0%	(7.5)%	(14)
Steam Adjusted Heat Rate	7,394	7,329	(65)	(1)
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $114 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to:

•	the sale of Broad River and Riverside Energy Center in December 2012 partially offset by the acquisition of Bosque Energy Center in November 2012;

•
weaker market conditions due to milder weather, an increase in wind generation in Texas and higher natural gas prices primarily in our Texas, North and Southeast segments in the first half of 2013 compared to the same period in 2012; and

•	lower contribution from hedges; partially offset by

•	higher regulatory capacity revenue in the North; and

•	higher revenue from a tolling contract in our West segment which became effective in January 2013.

Generation decreased 15% primarily due to weaker market conditions and higher natural gas prices which drove a reversal of coal-to-gas switching in our Texas, North and Southeast segments during the first half of 2013 compared to the same period in 2012. Our average total MW in operation decreased by 654 MW, or 2%, primarily due to the sale of Broad River and Riverside Energy Center in December 2012 which was partially offset by the acquisition of Bosque Energy Center in November 2012 and an increase in capacity resulting from our turbine modernization program.

Unrealized mark-to-market gain/loss from hedging our future generation and fuel needs for the six months ended June 30, 2013, compared to the same period in 2012, had a favorable variance of $240 million primarily driven by the impact on our commodity hedge positions of a near term increase in forward power prices and corresponding Market Heat Rate expansion in the ERCOT region during the last several days of June 2012.

    Our normal, recurring plant operating expense decreased by $31 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to a $14 million positive period-over-period change resulting from the TCEQ issuance of final regulations on Section 185 fees for which we determined we have no current or retroactive fee obligations (as discussed under “Legislative and Regulatory Update”), a $9 million period-over-period decrease in equipment failure cost related to outages and an $8 million decrease in other miscellaneous expenses. The decrease in plant operating expense was partially offset by an increase of $22 million in major maintenance expense resulting from our plant outage schedule during the first half of 2013 compared to the first half of 2012. Plant operating expense was relatively unchanged by the sale of Broad River and Riverside Energy Center in December 2012 as the impact of these transactions on our plant operating expense was largely offset by the acquisition of Bosque Energy Center in November 2012.

Depreciation and amortization expense increased during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily resulting from an $11 million increase in depreciation expense due to our acquisition of the Bosque Energy Center in November 2012 and an $8 million increase due to the timing of assets placed into service partially offset by assets that were fully depreciated during the later part of 2012 and in the first half of 2013. The increase in depreciation and amortization expense was partially offset by a decrease of $8 million resulting from lower depreciation associated with the sale of Broad River and Riverside Energy Center in December 2012.

Interest expense decreased by $23 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, to 6.9% for the six months ended June 30, 2013, from 7.4% for the six months ended June 30, 2012. The issuance of our 2019 First Lien Term Loan in October 2012 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and variable rate project debt with a corporate level term loan carrying a lower variable interest rate. Also in February 2013, we repriced our First Lien Term Loans by lowering our interest rate, which decreased our interest expense during the first half of 2013. The issuance of the CCFC Term Loans in June 2013 also allowed us to reduce our interest expense by replacing the CCFC Notes carrying a higher fixed interest rate with the CCFC Term Loans carrying a lower variable interest rate. See Note 3 of the Notes to the Consolidated Condensed Financial Statements for further information regarding the repricing of our First Lien Term Loans and CCFC refinancing.

Loss on interest rate derivatives had a favorable change of $14 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, resulting from the termination of our legacy interest rate swaps in March 2012 formerly hedging our First Lien Credit Facility. During the six months ended June 30, 2012, we recorded the settlement amount of approximately $156 million reflecting the fair value of the terminated swaps, of which approximately $142 million reflected the realization of losses in prior periods and $14 million was recorded as a component of loss on interest rate derivatives.

Debt extinguishment costs for the six months ended June 30, 2013, consisted of $68 million in connection with the redemption of the CCFC Notes, which is comprised of $40 million of prepayment penalties and $28 million associated with the write-off of unamortized debt discount and deferred financing costs. Debt extinguishment costs for the six months ended June 30, 2012, consisted of $12 million associated with the purchase of two of the three third party interests in GEC Holdings, LLC in March 2012 that were previously recorded as preferred interests and classified as debt under U.S. GAAP.

During the six months ended June 30, 2013, we recorded an income tax benefit of $98 million compared to an income tax benefit of $58 million for the six months ended June 30, 2012. The favorable period-over-period change primarily resulted from an increase in various state and foreign jurisdiction income tax benefits of $34 million which was primarily related to the expiration of applicable statutes of limitation related to domestic and foreign uncertain tax positions. Also contributing to the favorable period-over-period change was a decrease in income tax expense of $4 million related to the application of intraperiod tax allocation and a benefit recognized in federal income taxes of $2 million as a result of an extension of the Alternative Minimum Tax credit.

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
Commodity Margin by Segment for the Three Months Ended June 30, 2013 and 2012
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended June 30, 2013 and 2012. In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2013	2012	Change	% Change
Commodity Margin (in millions)	$198	$210	$(12)	(6)
Commodity Margin per MWh generated	$27.39	$33.92	$(6.53)	(19)

MWh generated (in thousands)	7,229	6,191	1,038	17
Average availability	88.8%	81.6%	7.2%	9
Average total MW in operation	6,751	6,735	16	—
Average capacity factor, excluding peakers	52.5%	45.0%	7.5%	17
Steam Adjusted Heat Rate	7,414	7,366	(48)	(1)

West — Commodity Margin in our West segment decreased by $12 million, or 6%, for the three months ended June 30, 2013 compared to the same period in 2012. During the second quarter of 2013, market conditions improved resulting from lower hydroelectric generation, warmer weather and the impact of the January 1, 2013 implementation of the AB 32 carbon market, all of which positively impacted the open position on our natural gas-fired power plants and our Geysers Assets, which are based on absolute power price. In addition, we experienced higher revenue during the second quarter of 2013 from a tolling contract which became effective in January 2013. However, these positive factors were fully offset by lower contribution from hedges during the three months ended June 30, 2013 compared to the same period in 2012. Generation increased 17% period-over-period due to the stronger market conditions during the second quarter of 2013 compared to the second quarter of 2012. Our average availability increased 9% due to a decrease in outages during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Texas:	2013	2012	Change	% Change
Commodity Margin (in millions)	$133	$145	$(12)	(8)
Commodity Margin per MWh generated	$18.29	$15.95	$2.34	15

MWh generated (in thousands)	7,270	9,089	(1,819)	(20)
Average availability	83.5%	88.3%	(4.8)%	(5)
Average total MW in operation	7,781	7,016	765	11
Average capacity factor, excluding peakers	42.8%	59.3%	(16.5)%	(28)
Steam Adjusted Heat Rate	7,184	7,150	(34)	—

Texas — Commodity Margin in our Texas segment decreased by $12 million, or 8%, for the three months ended June 30, 2013 compared to the same period in 2012, driven by lower Spark Spreads resulting from milder weather, an increase in wind generation and higher natural gas prices which drove a reversal of coal-to-gas switching during the second quarter of 2013 compared to the same period in 2012. The overall period-over-period decrease was partially offset by higher contribution from hedges and an increase in Commodity Margin resulting from the acquisition of Bosque Energy Center in November 2012, which was also the primary driver of the 765 MW, or 11%, increase in our average total MW in operation for the three months ended June 30, 2013 compared to the same period in 2012. Generation decreased 20% resulting from weaker market conditions during the second quarter of 2013. Our average capacity factor decreased 28% resulting from lower generation at our legacy power plants during the three months ended June 30, 2013 compared to the same period in 2012. Our average availability decreased 5% due to an increase in outages during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

North:	2013	2012	Change	% Change
Commodity Margin (in millions)	$159	$181	$(22)	(12)
Commodity Margin per MWh generated	$39.10	$34.81	$4.29	12

MWh generated (in thousands)	4,067	5,200	(1,133)	(22)
Average availability	88.2%	85.4%	2.8%	3
Average total MW in operation	6,776	7,371	(595)	(8)
Average capacity factor, excluding peakers	42.9%	45.6%	(2.7)%	(6)
Steam Adjusted Heat Rate	8,015	7,991	(24)	—

North — Commodity Margin in our North segment decreased by $22 million, or 12%, for the three months ended June 30, 2013 compared to the same period in 2012 due primarily to the sale of Riverside Energy Center in December 2012. Commodity Margin for the balance of our North segment increased due to higher regulatory capacity revenues, which was largely offset by weaker market conditions driven by higher natural gas prices which drove a reversal of coal-to-gas switching during the second quarter of 2013 compared to the second quarter of 2012. Generation decreased 22% due to weaker market conditions during the second quarter of 2013 and the sale of Riverside Energy Center. Our average capacity factor, excluding peakers, decreased 6% resulting from lower generation and the sale of Riverside Energy Center which was also the primary driver of a 595 MW, or 8%, decrease in our average total MW in operation during the three months ended June 30, 2013 compared to the same period in 2012.

Southeast:	2013	2012	Change	% Change
Commodity Margin (in millions)	$43	$73	$(30)	(41)
Commodity Margin per MWh generated	$11.40	$11.77	$(0.37)	(3)

MWh generated (in thousands)	3,773	6,201	(2,428)	(39)
Average availability	95.2%	90.8%	4.4%	5
Average total MW in operation	5,236	6,083	(847)	(14)
Average capacity factor, excluding peakers	33.7%	51.8%	(18.1)%	(35)
Steam Adjusted Heat Rate	7,429	7,309	(120)	(2)

Southeast — Commodity Margin in our Southeast segment decreased by $30 million, or 41%, for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to the sale of Broad River in December 2012 and weaker market conditions due to milder weather and higher natural gas prices which drove a reversal of coal-to-gas switching during the second quarter of 2013 compared to the same period in 2012. Generation decreased 39% due to weaker market conditions during the second quarter of 2013 and the sale of Broad River which was also the cause of an 847 MW, or 14%, decrease in our average total MW in operation during the three months ended June 30, 2013 compared to the same period in 2012. Our average availability increased 5% due to a decrease in outages during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
Commodity Margin by Segment for the Six Months Ended June 30, 2013 and 2012
The following tables show our Commodity Margin and related operating performance metrics by segment for the six months ended June 30, 2013 and 2012. In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2013	2012	Change	% Change
Commodity Margin (in millions)	$400	$418	$(18)	(4)
Commodity Margin per MWh generated	$25.70	$29.04	$(3.34)	(12)

MWh generated (in thousands)	15,566	14,394	1,172	8
Average availability	88.7%	87.6%	1.1%	1
Average total MW in operation	6,751	6,733	18	—
Average capacity factor, excluding peakers	57.0%	52.7%	4.3%	8
Steam Adjusted Heat Rate	7,345	7,233	(112)	(2)

West — Commodity Margin in our West segment decreased by $18 million, or 4%, for the six months ended June 30, 2013 compared to the same period in 2012. During the first half of 2013, market conditions improved resulting from lower hydroelectric generation, warmer weather and the impact of the January 1, 2013 implementation of the AB 32 carbon market, all of which positively impacted the open position on our natural gas-fired power plants and our Geysers Assets, which are based on absolute power price. In addition, we experienced higher revenue during the first half of 2013 from a tolling contract which became effective in January 2013. However, these positive factors were fully offset by lower contribution from hedges during the six months ended June 30, 2013 compared to the same period in 2012. Generation increased 8% period-over-period due to the stronger market conditions during the first half of 2013 compared to the first half of 2012.

Texas:	2013	2012	Change	% Change
Commodity Margin (in millions)	$209	$254	$(45)	(18)
Commodity Margin per MWh generated	$13.66	$13.93	$(0.27)	(2)

MWh generated (in thousands)	15,300	18,232	(2,932)	(16)
Average availability	85.4%	87.0%	(1.6)%	(2)
Average total MW in operation	7,780	7,010	770	11
Average capacity factor, excluding peakers	45.3%	59.6%	(14.3)%	(24)
Steam Adjusted Heat Rate	7,173	7,115	(58)	(1)

Texas — Commodity Margin in our Texas segment decreased by $45 million, or 18%, for the six months ended June 30, 2013 compared to the same period in 2012, driven by lower Spark Spreads resulting from milder weather, an increase in wind generation and higher natural gas prices which drove a reversal of coal-to-gas switching during the first half of 2013 compared to the same period in 2012. The overall period-over-period decrease was partially offset by higher contribution from hedges and an increase in Commodity Margin resulting from the acquisition of Bosque Energy Center in November 2012, which was also the primary driver of the 770 MW, or 11%, increase in our average total MW in operation for the six months ended June 30, 2013 compared to the same period in 2012. Generation decreased 16% resulting from weaker market conditions during the first half of 2013. Our average capacity factor decreased 24% resulting from lower generation at our legacy power plants during the six months ended June 30, 2013 compared to the same period in 2012.

North:	2013	2012	Change	% Change
Commodity Margin (in millions)	$301	$325	$(24)	(7)
Commodity Margin per MWh generated	$37.74	$31.90	$5.84	18

MWh generated (in thousands)	7,976	10,187	(2,211)	(22)
Average availability	90.2%	87.3%	2.9%	3
Average total MW in operation	6,776	7,371	(595)	(8)
Average capacity factor, excluding peakers	43.1%	46.4%	(3.3)%	(7)
Steam Adjusted Heat Rate	7,963	7,903	(60)	(1)

North — Commodity Margin in our North segment decreased by $24 million, or 7%, for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the sale of Riverside Energy Center in December 2012. Commodity Margin for the balance of our North segment increased due to higher regulatory capacity revenues, which was partially offset by weaker market conditions driven by higher natural gas prices which drove a reversal of coal-to-gas switching during the first half of 2013 compared to the first half of 2012. Generation decreased 22% due to weaker market conditions during the first half of 2013 and the sale of Riverside Energy Center. Our average capacity factor, excluding peakers, decreased 7% resulting from lower generation and the sale of Riverside Energy Center which was also the primary driver of a 595 MW, or 8%, decrease in our average total MW in operation during the six months ended June 30, 2013 compared to the same period in 2012.

Southeast:	2013	2012	Change	% Change
Commodity Margin (in millions)	$84	$129	$(45)	(35)
Commodity Margin per MWh generated	$11.21	$10.82	$0.39	4

MWh generated (in thousands)	7,495	11,923	(4,428)	(37)
Average availability	94.7%	92.5%	2.2%	2
Average total MW in operation	5,236	6,083	(847)	(14)
Average capacity factor, excluding peakers	33.7%	50.3%	(16.6)%	(33)
Steam Adjusted Heat Rate	7,349	7,291	(58)	(1)

Southeast — Commodity Margin in our Southeast segment decreased by $45 million, or 35%, for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to the sale of Broad River in December 2012 and weaker market conditions due to milder weather and higher natural gas prices which drove a reversal of coal-to-gas switching during the first half of 2013 compared to the same period in 2012. Generation decreased 37% due to weaker market conditions during the first half of 2013 and the sale of Broad River which was also the cause of an 847 MW, or 14%, decrease in our average total MW in operation during the six months ended June 30, 2013 compared to the same period in 2012.

Adjusted EBITDA
We define Adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted for certain items described below and presented in the accompanying reconciliation. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, and not a substitute for, our results of operations presented in accordance with U.S. GAAP. Adjusted EBITDA is not intended to represent cash flows from operations or net income (loss) as defined by U.S. GAAP as an indicator of operating performance. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.
We believe Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.
Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. As we define it, Adjusted EBITDA represents EBITDA adjusted for the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, any unrealized gains or losses from accounting for derivatives, stock-based compensation expense, operating lease expense, non-cash gains and losses from foreign currency translations, major maintenance expense, gains or losses on the repurchase or extinguishment of debt and any extraordinary, unusual or non-recurring items plus adjustments to reflect the Adjusted EBITDA from our unconsolidated investments. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.
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

	Three Months Ended June 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(70)
Income tax benefit						(48)
Debt extinguishment costs and other (income) expense, net						71
Interest expense, net of interest income						169
Income (loss) from operations	$63	$5	$64	$(9)	$(1)	$122
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	52	44	32	19	(1)	146
Major maintenance expense	21	44	8	10	—	83
Operating lease expense	2	—	6	—	—	8
Unrealized (gain) loss on commodity derivative mark-to-market activity	(10)	(28)	9	—	—	(29)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	7	—	—	7
Stock-based compensation expense	2	6	2	2	—	12
Loss on dispositions of assets	1	1	—	—	—	2
Acquired contract amortization	—	—	3	—	—	3
Other	(9)	1	1	(6)	2	(11)
Total Adjusted EBITDA	$122	$73	$132	$16	$—	$343

	Three Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(329)
Income tax benefit						(52)
Other (income) expense, net						6
Interest expense, net of interest income						182
Income (loss) from operations	$(42)	$(192)	$77	$(36)	$—	$(193)
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	49	34	33	22	—	138
Major maintenance expense	35	24	15	7	—	81
Operating lease expense	2	—	6	—	—	8
Unrealized (gain) loss on commodity derivative mark-to-market activity	82	222	(1)	43	—	346
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	9	—	—	9
Stock-based compensation expense	2	2	1	2	—	7
Loss on dispositions of assets	—	—	1	1	—	2
Acquired contract amortization	—	—	3	—	—	3
Other	(3)	1	3	1	—	2
Total Adjusted EBITDA	$125	$91	$147	$40	$—	$403

	Six Months Ended June 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(195)
Income tax benefit						(98)
Debt extinguishment costs and other (income) expense, net						76
Interest expense, net of interest income						343
Income (loss) from operations	$71	$(59)	$131	$(17)	$—	$126
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	103	87	65	38	(1)	292
Major maintenance expense	45	70	16	18	—	149
Operating lease expense	4	—	13	—	—	17
Unrealized (gain) loss on commodity derivative mark-to-market activity	38	(10)	4	(4)	—	28
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	13	—	—	13
Stock-based compensation expense	4	10	3	3	—	20
Loss on dispositions of assets	1	3	—	—	—	4
Acquired contract amortization	—	—	7	—	—	7
Other	(18)	—	(3)	(7)	1	(27)
Total Adjusted EBITDA	$248	$101	$249	$31	$—	$629

	Six Months Ended June 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(338)
Income tax benefit						(58)
Debt extinguishment costs and other (income) expense, net						20
Loss on interest rate derivatives						14
Interest expense, net of interest income						364
Income (loss) from operations	$52	$(165)	$149	$(35)	$1	$2
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	99	69	66	46	(1)	279
Major maintenance expense	45	47	22	13	—	127
Operating lease expense	4	—	13	—	—	17
Unrealized (gain) loss on commodity derivative mark-to-market activity	52	193	(11)	34	—	268
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)(3)	—	—	16	—	—	16
Stock-based compensation expense	4	4	2	3	—	13
Loss on dispositions of assets	1	1	1	1	—	4
Acquired contract amortization	—	—	7	—	—	7
Other	(7)	1	(1)	2	—	(5)
Total Adjusted EBITDA	$250	$150	$264	$64	$—	$728
____________

(1)	Depreciation and amortization expense on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(2)	Included on our Consolidated Condensed Statements of Operations in (income) from unconsolidated investments in power plants.

(3)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments include unrealized (gain) loss on mark-to-market activity of nil for each of the three and six months ended June 30, 2013 and 2012.

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
Liquidity
At June 30, 2013, we had $715 million in cash and cash equivalents and $198 million of restricted cash. Amounts available for future borrowings were $760 million under our Corporate Revolving Facility. The following table provides a summary of our liquidity position at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents, corporate(1)	$588	$1,153
Cash and cash equivalents, non-corporate	127	131
Total cash and cash equivalents(2)	715	1,284
Restricted cash	198	253
Corporate Revolving Facility availability	760	757
CDHI letter of credit facility availability(3)	—	—
Total current liquidity availability	$1,673	$2,294
____________

(1)	Includes $3 million and $11 million of margin deposits posted with us by our counterparties at June 30, 2013 and December 31, 2012, respectively.

(2)
Cash and cash equivalents decreased primarily resulting from $362 million in share repurchases, $143 million in payments to fund the construction of Garrison Energy Center and the expansions of our Channel and Deer Park Energy Centers as well as other seasonal variations in working capital which cause fluctuations in our cash and cash equivalents.

(3)
As a result of the completion of the sale of Riverside Energy Center, LLC, a wholly-owned subsidiary of CDHI, on December 31, 2012, we are required to cash collateralize letters of credit issued in excess of $225 million until replacement collateral is contributed to the CDHI collateral package, which we are in the process of arranging. At June 30, 2013, we had $18 million in outstanding letters of credit issued in excess of $225 million under our CDHI letter of credit facility that were collateralized by cash. We do not believe that this change will have a material impact on our liquidity.

Our principal source for future liquidity is cash flows generated from our operations. We believe that cash on hand and expected future cash flows from operations will be sufficient to meet our liquidity needs for our operations, both in the near and longer term. See “Cash Flow Activities” below for a further discussion of our change in cash and cash equivalents.
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

Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of July 12, 2013, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $194 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $66 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at July 12, 2013, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $30 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $39 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
Corporate Revolving Facility	$240	$243
CDHI	243	253
Various project financing facilities	131	130
Total	$614	$626

Capital Management and Significant Financing Transactions
In connection with our goals of enhancing long-term shareholder value and leveraging our three scale regions, we have completed, made progress toward completing or initiated certain key capital and financing transactions during 2013, as further described below.
Share Repurchase Program
In February 2013, our Board of Directors authorized the repurchase of an additional $400 million in shares of our common stock, bringing the cumulative authorization total to $1.0 billion. We completed the repurchase of the additional $400 million authorization in July 2013. Over the course of our $1.0 billion share repurchase program, we have repurchased a total of 55,010,043 shares of our outstanding common stock at an average price paid of $18.18 per share.
First Lien Term Loans Repricing
In February 2013, we repriced our First Lien Term Loans by lowering the LIBOR floor by 0.25% to 1.0% and lowering the margin over LIBOR by 0.25% to 3.0%. We estimate that this repricing will lower our annual interest expense by approximately $12 million.
CCFC Refinancing
On May 3, 2013, CCFC, our indirect, wholly-owned subsidiary, entered into a credit agreement providing for a first lien senior secured term loan facility comprised of (i) a $900 million 7-year term loan and (ii) a $300 million 8.5-year term loan. CCFC utilized the proceeds received from CCFC Term Loans to redeem the CCFC Notes which converted $1.0 billion in fixed rate debt to lower variable rate debt and extended the maturity. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further description of our CCFC Term Loans and costs incurred associated with the redemption of the CCFC Notes.
Corporate Revolving Facility Amendment
On June 27, 2013, we amended our Corporate Revolving Facility which lowered our costs and extended the maturity by more than two and half years. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further description of the amendment to our Corporate Revolving Facility.
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
Texas:
Channel and Deer Park Expansions — In September and November 2011, we filed air permit applications with the TCEQ and the EPA to expand the baseload capacity of our Deer Park and Channel Energy Centers by approximately 260 MW each. We received air permit approvals from the TCEQ for our Deer Park and Channel expansion projects in September and October 2012, respectively, and from the EPA in November 2012. Construction on both expansion projects commenced in the fourth quarter of 2012. We expect COD on the expansions of our Channel and Deer Park Energy Centers during the second quarter of 2014 and are currently evaluating funding sources including, but not limited to, nonrecourse financing, corporate financing or internally generated funds.
North:
Garrison Energy Center — Garrison Energy Center is a 309 MW combined-cycle project located in Delaware on a site secured by a long-term lease with the City of Dover. Construction commenced in April 2013, and we expect COD by the second quarter of 2015. The project’s capacity cleared PJM’s 2015/2016 and 2016/2017 base residual auctions. We are currently evaluating funding sources for the construction of this project including, but not limited to, nonrecourse financing, corporate financing or internally generated funds. We are in the early stages of development of a second phase (309 MW) of this project. PJM has completed the feasibility and system impact studies for this phase and the facilities study is currently underway.
Deepwater Energy Center — We are currently evaluating our Deepwater facility since the existing 158 MW fossil fuel steam-based power plant is currently scheduled to be decommissioned by May 1, 2015. The Deepwater development opportunity would add approximately 350 MW of new combined-cycle capacity and leverage existing infrastructure; however, our Deepwater development proposal did not clear PJM’s 2016/2017 base residual auction. The project is continuing to advance entitlements (permits, zoning, transmission, etc.) for the potential development of Deepwater at a future date.
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
All Segments:
Turbine Modernization — We continue to move forward with our turbine modernization program. Through June 30, 2013, we have completed the upgrade of twelve Siemens and eight GE turbines totaling approximately 200 MW and have committed to upgrade approximately four additional turbines. Similarly, we have the opportunity at several of our power plants in Texas to implement further modernizations to add as much as 300 MW of incremental capacity across the region at attractive prices. Our decision to invest in these modernizations depends upon, among other things, further clarity on market design reforms currently being considered by the PUCT.
Customer-Oriented Origination Business
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant contracts entered into in 2013 is as follows:

•	We entered into a new three-year PPA with South Carolina Electric and Gas Company to provide 200 MW of power generated by our Columbia Energy Center, commencing in January 2014.

•
We entered into two new resource adequacy contracts with PG&E for our Delta and Sutter Energy Centers for the full capacity of each plant which commence in January and June 2014, respectively, and extend through December 2015 and 2016, respectively.

•
We entered into two new PPAs with the Marin Energy Authority consisting of a one-year contract to provide 3 MW of renewable power during 2014 and a ten-year contract to provide 10 MW of renewable power commencing in January 2017. The renewable power to be delivered under both contracts will be generated from our Geysers Assets.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2012, our consolidated federal NOLs totaled approximately $7.3 billion.

Cash Flow Activities
The following table summarizes our cash flow activities for the six months ended June 30, 2013 and 2012 (in millions):

	2013	2012
Beginning cash and cash equivalents	$1,284	$1,252
Net cash used in:
Operating activities	(175)	(32)
Investing activities	(281)	(513)
Financing activities	(113)	(120)
Net decrease in cash and cash equivalents	(569)	(665)
Ending cash and cash equivalents	$715	$587
Net Cash Used In Operating Activities
Cash used in operating activities for the six months ended June 30, 2013, was $175 million compared to $32 million for the six months ended June 30, 2012. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items decreased by $106 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments and unrealized gains and losses in mark-to-market activity.

•
Working capital employed — Working capital employed increased by approximately $36 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 after adjusting for debt related balances and non-hedging interest rate swaps which did not impact cash provided by operating activities. The increase is primarily due to higher net accounts receivable balances resulting from relatively higher prices for both gas and power across all regions, partially offset by a reduction in margin requirements during the six months ended June 30, 2013 as compared to the first six months of 2012.

•
Debt extinguishment payments — In June 30, 2013, we made cash payments of $40 million associated with the redemption of the CCFC Notes compared to cash payments of $12 million in March 2012 associated with the purchase of two of the three third party interests in GEC Holdings, LLC.

Our increase in cash used in operating activities was partially offset by:

•
Interest paid — Cash paid for interest decreased by $18 million to $334 million for the six months ended June 30, 2013, as compared to $352 million for the six months ended June 30, 2012. The decrease was primarily due to the November 2012 replacement of 10% of our fixed interest rate First Lien Notes with a corporate level term loan at a variable interest rate, the re-pricing of our First Lien Term Loans in February 2013, and the repayment of project debt in October 2012.

Net Cash Used In Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2013 was $281 million compared to $513 million for the six months ended June 30, 2012. The difference was primarily due to:

•
Settlement of non-hedging interest rate swaps — During the six months ended June 30, 2012, we terminated our legacy interest rate swaps formerly hedging our First Lien Credit Facility resulting in payments of approximately $156 million. We made no similar payments during the six months ended June 30, 2013.

•
Capital expenditures — Capital expenditures for the six months ended June 30, 2013 were $335 million, a decrease of $34 million compared to expenditures of $369 million in the six months ended June 30, 2012. The decrease was primarily due to timing of our construction projects and turbine modernization program.

•
Restricted cash — The decrease in restricted cash was $55 million for six months ended June 30, 2013 compared to $19 million for the same period in 2012. The larger decrease in restricted cash in 2013 as compared to 2012 was primarily due to a release of cash collateral related to lower exposure on letter of credit facilities and reduced major maintenance reserve requirements related to normal timing of maintenance outages.

•
Transmission credits — During the six months ended June 30, 2012, we paid $12 million for transmission credits related to construction of our Russell City Energy Center. We made no similar payments during the six months ended June 30, 2013.

Net Cash Used In Financing Activities
Cash flows used in financing activities decreased by $7 million to $113 million for the six months ended June 30, 2013, compared to cash flows used in financing activities of $120 million for the six months ended June 30, 2012. The decrease was primarily due to:

•
CCFC refinancing — During the six months ended June 30, 2013 we received proceeds of approximately $1.2 billion under the CCFC Term Loans and made payments of $1.0 billion to repay the CCFC Notes, for net proceeds of $197 million.

•
Stock option proceeds — During the six months ended June 30, 2013, we received proceeds from the exercise of stock options of approximately $17 million compared to $3 million during the six months ended June 30, 2012.

Our decrease in cash used in financing activities was partially offset by the following:

•
Lower proceeds from project debt — During the six months ended June 30, 2013, we received proceeds of approximately $116 million from project debt compared to $226 million for the six months ended June 30, 2012. The decrease was related to lower draws on our project debt for Russell City Energy Center and Los Esteros Critical Energy Facility.

•
Stock repurchases — During the six months ended June 30, 2013, we made payments under the share repurchase program of approximately $362 million compared to $290 million during the six months ended June 30, 2012.

•
Increased finance costs — During the six months ended June 30, 2013, we incurred finance costs of approximately $27 million compared to approximately $5 million for the six months ended June 30, 2012. The increase was primarily due to the CCFC Term Loans and the re-pricing of our First Lien Term Loans.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.
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
We conduct our hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk estimates and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions that lock in a margin. We also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Changes in fair value of commodity positions that do not qualify for or we do not elect either hedge accounting or the normal purchase normal sale exemption are recognized currently in earnings and are separately stated on our Consolidated Condensed Statements of Operations in unrealized mark-to-market gain/loss as a component of operating revenues (for power contracts and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas contracts, swaps and options). Our future hedged status and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, senior management and Board of Directors.
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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $0.7 billion at June 30, 2013, when compared to approximately $0.4 billion at December 31, 2012, and our derivative liabilities have increased to approximately $0.9 billion at June 30, 2013, compared to approximately $0.6 billion at December 31, 2012. At June 30, 2013, the fair value of our level 3 derivative assets and liabilities represent only a small portion of our total assets and liabilities measured at fair value (approximately 1%). See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2013, through June 30, 2013, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2013	$(17)	$(196)	$(213)
Items recognized or otherwise settled during the period(1)(2)	(29)	17	(12)
Fair value attributable to new contracts	(7)	—	(7)
Changes in fair value attributable to price movements	6	43	49
Changes in fair value attributable to nonperformance risk	—	(1)	(1)
Fair value of contracts outstanding at June 30, 2013(3)	$(47)	$(137)	$(184)
__________

(1)
Commodity contract settlements consist of roll-off of previously recognized gains on contracts not designated as hedging instruments of $71 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $42 million related to current period gains from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $12 million related to roll-off of losses from settlements of designated cash flow hedges and $5 million related to roll-off of losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

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
The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gain (loss)(1)
Commodity derivative instruments	$5	$94	$33	$212
Interest rate swaps	—	—	—	(157)
Total realized gain (loss)	$5	$94	$33	$55

Unrealized gain (loss)(2)
Commodity derivative instruments	$29	$(346)	$(28)	$(268)
Interest rate swaps	2	3	4	149
Total unrealized gain (loss)	$31	$(343)	$(24)	$(119)
Total mark-to-market activity, net	$36	$(249)	$9	$(64)
____________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized and unrealized gain (loss)
Derivatives contracts included in operating revenues	$15	$(272)	$(59)	$(180)
Derivatives contracts included in fuel and purchased energy expense	19	20	64	124
Interest rate swaps included in interest expense	2	3	4	6
Loss on interest rate derivatives	—	—	—	(14)
Total mark-to-market activity, net	$36	$(249)	$9	$(64)
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
The net fair value of outstanding derivative commodity instruments at June 30, 2013, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2013	2014-2015	2016-2017	After 2017	Total
Prices actively quoted	$16	$(20)	$(34)	$—	$(38)
Prices provided by other external sources	(21)	(7)	1	—	(27)
Prices based on models and other valuation methods	(2)	19	1	—	18
Total fair value	$(7)	$(8)	$(32)	$—	$(47)
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
The table below presents the high, low and average of our daily VAR for the three and six months ended June 30, 2013 and 2012 (in millions):

	2013	2012
Three months ended June 30:
High	$47	$61
Low	$33	$46
Average	$41	$52
Six months ended June 30:
High	$80	$61
Low	$33	$33
Average	$52	$46
As of June 30	$37	$61
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
During the fourth quarter of 2012 and into the second quarter of 2013, we began to experience diminished liquidity in the forward commodity markets resulting from a decrease in participation of counterparties in the marketplace with which to transact our hedging activities. Although this occurrence of diminished liquidity has not had a material adverse impact on our results of operations or financial condition, should these conditions persist, it could decrease our ability to hedge our forward commodity price risk and create more volatility in our earnings.
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
We have concentrations of credit risk with a few of our commercial customers, primarily independent electric system operators, relating to our sales of power, steam and hedging and optimization activities. We believe that our credit policies and portfolio of transactions adequately monitor our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at June 30, 2013, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of June 30, 2013)	2013	2014-2015	2016-2017	After 2017	Total
Investment grade	$(7)	$(8)	$(32)	$—	$(47)
Non-investment grade	—	—	—	—	—
No external ratings	—	—	—	—	—
Total fair value	$(7)	$(8)	$(32)	$—	$(47)

Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. The following table summarizes the contract terms as well as the fair values of our debt instruments exposed to interest rate risk as of June 30, 2013. All outstanding balances and fair market values are shown gross of applicable premium or discount, if any (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value June 30, 2013
Debt by Maturity Date:
Fixed Rate	$14	$24	$9	$8	$1,087	$4,291	$5,433	$5,744
Average Interest Rate	8.9%	8.6%	5.4%	5.9%	7.2%	7.7%
Variable Rate	$29	$151	$132	$136	$506	$4,304	$5,258	$5,179
Average Interest Rate(1)	3.5%	3.2%	3.7%	4.5%	5.9%	6.8%
 ____________

(1)	Projection based upon anticipated LIBOR rates.
Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(14) million at June 30, 2013.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors

There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April	44,408	$20.01	43,572	$342
May	3,268,655	$20.99	3,266,911	$274
June	10,468,663	$20.79	10,468,663	$56
Total	13,781,726	$20.83	13,779,146	$56
___________

(1)
Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding obligations in cash. During the second quarter of 2013, we withheld a total of 2,580 shares that are included in total number of shares purchased.

(2)
In February 2013, our Board of Directors authorized the repurchase of an additional $400 million in shares of our common stock, bringing the cumulative authorization total to $1.0 billion. We completed the repurchase of the additional $400 million authorization in July 2013. Over the course of our $1.0 billion share repurchase program, we have repurchased a total of 55,010,043 shares of our outstanding common stock at an average price paid of $18.18 per share. The shares repurchased under our share repurchase program were purchased in open market transactions and are held as treasury stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1
Credit Agreement, dated May 3, 2013 among Calpine Construction Finance Company as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC (“GSLP”) as administrative agent and as collateral agent, CoBank ACB, ING Capital LLC., Royal Bank of Canada, and The Royal Bank of Scotland PLC as co-documentation agents, GSLP, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Union Bank, N.A., as joint lead arrangers, joint bookrunners and co-syndication agents, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

10.2
Amendment No. 1 to the Credit Agreement, dated as of June 27, 2013, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013.

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

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer
Date: July 24, 2013

EXHIBIT INDEX

Exhibit Number	Description
10.1
Credit Agreement, dated May 3, 2013 among Calpine Construction Finance Company as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC (“GSLP”) as administrative agent and as collateral agent, CoBank ACB, ING Capital LLC., Royal Bank of Canada, and The Royal Bank of Scotland PLC as co-documentation agents, GSLP, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Union Bank, N.A., as joint lead arrangers, joint bookrunners and co-syndication agents, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

10.2
Amendment No. 1 to the Credit Agreement, dated as of June 27, 2013, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013.

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