Form 10-Q
period 2013-09-30
CALPINE CORP
filed 2013-11-07
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 435,207,726 shares of common stock, par value $0.001, were outstanding as of November 5, 2013.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

i

DEFINITIONS
As used in this report for the quarter ended September 30, 2013 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

2019 First Lien Notes
The $400 million aggregate principal amount of 8.0% senior secured notes due 2019, issued May 25, 2010, of which 10% of the aggregate principal amount was redeemed on November 7, 2012 in connection with the issuance of the 2019 First Lien Term Loan

2019 First Lien Term Loan
The $835 million first lien senior secured term loan, dated October 9, 2012, among Calpine Corporation, as borrower, and the lenders party hereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent

2020 First Lien Notes
The $1.1 billion aggregate principal amount of 7.875% senior secured notes due 2020, issued July 23, 2010, of which 10% of the aggregate principal amount was redeemed on November 7, 2012 in connection with the issuance of the 2019 First Lien Term Loan

2020 First Lien Term Loan
The $390 million first lien senior secured term loan, dated October 23, 2013, among Calpine Corporation, as borrower, and the lenders party hereto, and Citibank, N.A., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent

2021 First Lien Notes
The $2.0 billion aggregate principal amount of 7.50% senior secured notes due 2021, issued October 22, 2010, of which 10% of the aggregate principal amount was redeemed on November 7, 2012 in connection with the issuance of the 2019 First Lien Term Loan

2022 First Lien Notes	The $750 million aggregate principal amount of 6.0% senior secured notes due 2022, issued October 31, 2013

2023 First Lien Notes
The $1.2 billion aggregate principal amount of 7.875% senior secured notes due 2023, issued January 14, 2011, of which 10% of the aggregate principal amount was redeemed on November 7, 2012 in connection with the issuance of the 2019 First Lien Term Loan

2024 First Lien Notes	The $490 million aggregate principal amount of 5.875% senior secured notes due 2024, issued October 31, 2013

AB 32	California Assembly Bill 32

Adjusted EBITDA
EBITDA as adjusted for the effects of (a) impairment charges, (b) major maintenance expense, (c) operating lease expense, (d) unrealized gains or losses on commodity derivative mark-to-market activity, (e) adjustments to reflect only the Adjusted EBITDA from our unconsolidated investments, (f) adjustments to exclude the Adjusted EBITDA related to the noncontrolling interest, (g) stock-based compensation expense, (h) gains or losses on sales, dispositions or retirements of assets, (i) non-cash gains and losses from foreign currency translations, (j) gains or losses on the repurchase or extinguishment of debt, (k) non-cash GAAP-related adjustments to levelize revenues from tolling contracts and (l) other extraordinary, unusual or non-recurring items

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
Broad River Energy LLC, formerly an indirect, wholly-owned subsidiary of Calpine that leased the Broad River Energy Center, an 847 MW natural gas-fired, peaking power plant located in Gaffney, South Carolina

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

First Lien Notes	Collectively, the 2017 First Lien Notes, the 2019 First Lien Notes, the 2020 First Lien Notes, the 2021 First Lien Notes and the 2023 First Lien Notes

ABBREVIATION	DEFINITION
First Lien Term Loans	Collectively, the 2018 First Lien Term Loans and the 2019 First Lien Term Loan

GE	General Electric International, Inc.

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 15 operating power plants and one plant not in operation

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Goose Haven	Goose Haven Energy Center, LLC

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IOUs	Investor Owned Utilities

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s)

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NAAQS	National Ambient Air Quality Standards

NOL(s)	Net operating loss(es)

NOx	Nitrogen oxides

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OTC	Over-the-Counter

PG&E	Pacific Gas & Electric Company

v

ABBREVIATION	DEFINITION
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$2,020	$1,689	$4,867	$4,078
Unrealized mark-to-market gain (loss)	26	304	(14)	24
Other revenue	4	3	10	9
Operating revenues	2,050	1,996	4,863	4,111
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,076	812	2,909	2,073
Unrealized mark-to-market (gain) loss	(17)	85	(29)	73
Fuel and purchased energy expense	1,059	897	2,880	2,146
Plant operating expense	200	207	684	699
Depreciation and amortization expense	150	140	441	418
Sales, general and other administrative expense	33	36	102	104
Other operating expenses	20	18	58	58
Total operating expenses	1,462	1,298	4,165	3,425
(Income) from unconsolidated investments in power plants	(9)	(7)	(25)	(21)
Income from operations	597	705	723	707
Interest expense	176	183	522	552
Loss on interest rate derivatives	—	—	—	14
Interest (income)	(2)	(2)	(5)	(7)
Debt extinguishment costs	—	—	68	12
Other (income) expense, net	7	6	15	14
Income before income taxes	416	518	123	122
Income tax expense	110	81	12	23
Net income	306	437	111	99
Net income attributable to the noncontrolling interest	—	—	—	—
Net income attributable to Calpine	$306	$437	$111	$99

Basic earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	434,384	462,307	444,486	470,589
Net income per common share attributable to Calpine — basic	$0.70	$0.95	$0.25	$0.21
Diluted earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	438,493	465,953	448,546	474,131
Net income per common share attributable to Calpine — diluted	$0.70	$0.94	$0.25	$0.21
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$306	$437	$111	$99
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	(7)	(22)	35	(56)
Reclassification adjustment for (gain) loss on cash flow hedges realized in net income	19	(1)	38	(15)
Foreign currency translation gain (loss)	2	6	(5)	5
Income tax (expense) benefit	(7)	3	(4)	7
Other comprehensive income (loss)	7	(14)	64	(59)
Comprehensive income	313	423	175	40
Comprehensive income attributable to the noncontrolling interest	—	—	—	—
Comprehensive income attributable to Calpine	$313	$423	$175	$40

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($171 and $109 attributable to VIEs)	$1,024	$1,284
Accounts receivable, net of allowance of $1 and $6	657	437
Margin deposits and other prepaid expense	343	244
Restricted cash, current ($93 and $53 attributable to VIEs)	185	193
Derivative assets, current	471	339
Inventory and other current assets	355	335
Total current assets	3,035	2,832
Property, plant and equipment, net ($4,638 and $4,192 attributable to VIEs)	13,039	13,005
Restricted cash, net of current portion ($63 and $59 attributable to VIEs)	63	60
Investments in power plants	95	81
Long-term derivative assets	148	98
Other assets	423	473
Total assets	$16,803	$16,549
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451	$382
Accrued interest payable	123	180
Debt, current portion ($89 and $39 attributable to VIEs)	154	115
Derivative liabilities, current	472	357
Other current liabilities	284	284
Total current liabilities	1,484	1,318
Debt, net of current portion ($2,942 and $2,660 attributable to VIEs)	10,869	10,635
Long-term derivative liabilities	333	293
Other long-term liabilities	317	247
Total liabilities	13,003	12,493

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 497,754,264 and 492,495,100 shares issued, respectively, and 437,262,887 and 457,048,970 shares outstanding, respectively	1	1
Treasury stock, at cost, 60,491,377 and 35,446,130 shares, respectively	(1,069)	(594)
Additional paid-in capital	12,380	12,335
Accumulated deficit	(7,389)	(7,500)
Accumulated other comprehensive loss	(184)	(248)
Total Calpine stockholders’ equity	3,739	3,994
Noncontrolling interest	61	62
Total stockholders’ equity	3,800	4,056
Total liabilities and stockholders’ equity	$16,803	$16,549

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$111	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense(1)	474	449
Debt extinguishment costs	28	—
Deferred income taxes	18	(7)
Loss on disposition of assets	5	10
Unrealized mark-to-market activity, net	(14)	(103)
(Income) from unconsolidated investments in power plants	(25)	(21)
Return on unconsolidated investments in power plants	23	20
Stock-based compensation expense	28	19
Other	(2)	1
Change in operating assets and liabilities:
Accounts receivable	(219)	96
Derivative instruments, net	47	(114)
Other assets	(111)	97
Accounts payable and accrued expenses	(11)	(119)
Settlement of non-hedging interest rate swaps	—	156
Other liabilities	63	25
Net cash provided by operating activities	415	608
Cash flows from investing activities:
Purchases of property, plant and equipment	(472)	(509)
Settlement of non-hedging interest rate swaps	—	(156)
Return of investment in unconsolidated investment in power plants	1	5
(Increase) decrease in restricted cash	5	(32)
Purchases of deferred transmission credits	—	(12)
Other	(2)	3
Net cash used in investing activities	(468)	(701)
Cash flows from financing activities:
Repayment under First Lien Term Loans	(19)	(12)
Borrowings from CCFC Term Loans	1,197	—
Repayments under CCFC Term Loans	(3)	—
Repayment of CCFC Notes	(1,000)	—
Borrowings from project financing, notes payable and other	139	312
Repayments of project financing, notes payable and other	(51)	(53)
Financing costs	(27)	(6)
Stock repurchases	(462)	(308)
Proceeds from exercises of stock options	19	4
Other	—	1
Net cash used in financing activities	(207)	(62)
Net decrease in cash and cash equivalents	(260)	(155)
Cash and cash equivalents, beginning of period	1,284	1,252
Cash and cash equivalents, end of period	$1,024	$1,097

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$547	$565
Income taxes	$22	$14

Supplemental disclosure of non-cash investing activities:
Change in capital expenditures included in accounts payable	$10	$(3)
Additions to property, plant and equipment through assumption of long-term note payable	$—	$8
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Condensed Statements of Operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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
Reclassifications — Certain reclassifications have been made to our Consolidated Condensed Statements of Operations and Cash Flows for the period ended September 30, 2012, to conform to the current period presentation. Our reclassifications are summarized as follows:

•
We have reclassified environmental compliance expense, primarily related to costs to comply with the Regional Greenhouse Gas Initiative in the Northeast, previously recorded in other operating expenses of $4 million and $9 million to Commodity expense on our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2012, respectively.

•
We have reclassified $4 million on our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2012, to separately report proceeds from the exercises of stock options, previously reflected in other cash flows used in financing activities.

Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts, which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At September 30, 2013 and December 31, 2012, cash and cash equivalents included $195 million and $131 million, respectively, that were subject to such project finance facilities and lease agreements.
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

The table below represents the components of our restricted cash as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013			December 31, 2012
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service(1)	$19	$43	$62	$11	$41	$52
Rent reserve	4	—	4	—	—	—
Construction/major maintenance	26	11	37	32	14	46
Security/project/insurance	131	7	138	101	3	104
Other	5	2	7	49	2	51
Total	$185	$63	$248	$193	$60	$253
___________

(1)
At September 30, 2013 and December 31, 2012, amounts restricted for debt service included approximately $24 million and $25 million, respectively, of repurchase agreements with a financial institution containing maturity dates greater than one year.

Inventory — At September 30, 2013 and December 31, 2012, we had inventory of $325 million and $301 million, respectively. Inventory primarily consists of spare parts, stored natural gas and fuel oil, emission reduction credits and natural gas exchange imbalances. Inventory, other than spare parts, is stated primarily at the lower of cost or market value under the weighted average cost method. Spare parts inventory is valued at weighted average cost and is expensed to plant operating expense or capitalized to property, plant and equipment as the parts are utilized and consumed.
Property, Plant and Equipment, Net — At September 30, 2013 and December 31, 2012, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30, 2013	December 31, 2012	Depreciable Lives
Buildings, machinery and equipment(1)	$15,862	$14,774	3 – 47 Years
Geothermal properties	1,256	1,243	13 – 59 Years
Other	155	142	3 – 47 Years
	17,273	16,159
Less: Accumulated depreciation	4,768	4,390
	12,505	11,769
Land	103	98
Construction in progress(1)	431	1,138
Property, plant and equipment, net	$13,039	$13,005
___________

(1)	The change from December 31, 2012 to September 30, 2013 can primarily be attributed to our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013.
Capitalized Interest — The total amount of interest capitalized was $9 million and $10 million for the three months ended September 30, 2013 and 2012, respectively, and $33 million and $27 million for the nine months ended September 30, 2013 and 2012, respectively.

Leases — We have contracts, such as certain tolling agreements, which we account for as operating leases under U.S. GAAP. Generally, we levelize certain components of these contract revenues on a straight-line basis over the term of the contract. The total contractual future minimum lease rentals for our contracts accounted for as operating leases at September 30, 2013 are as follows (in millions):

2013	$142
2014	644
2015	660
2016	602
2017	566
Thereafter	3,110
Total	$5,724
Treasury Stock — During the nine months ended September 30, 2013, we repurchased common stock with a value of $462 million and withheld shares with a value of $13 million to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees and net share employee stock options exercises under the Equity Plan.
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

2.	Variable Interest Entities and Unconsolidated Investments in Power Plants
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the nine months ended September 30, 2013. See Note 5 in our 2012 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 9,027 MW and 8,255 MW at September 30, 2013 and December 31, 2012, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, Calpine Corporation did not provide any support to these VIEs in the form of cash and other contributions during each of the three and nine months ended September 30, 2013 and 2012.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Condensed Balance Sheets. At September 30, 2013 and December 31, 2012, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of September 30, 2013	September 30, 2013	December 31, 2012
Greenfield LP	50%	$81	$69
Whitby	50%	14	12
Total investments in power plants		$95	$81
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2013 and December 31, 2012, equity method investee debt was approximately $415 million and $448 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $208 million and $224 million at September 30, 2013 and December 31, 2012, respectively.

Our equity interest in the net income from Greenfield LP and Whitby for the three and nine months ended September 30, 2013 and 2012, is recorded in (income) from unconsolidated investments in power plants. The following table sets forth details of our (income) from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Greenfield LP	$(5)	$(5)	$(14)	$(13)
Whitby	(4)	(2)	(11)	(8)
Total	$(9)	$(7)	$(25)	$(21)

Distributions from Greenfield LP were $8 million and $15 million during the three and nine months ended September 30, 2013, respectively, and $9 million and $18 million during the three and nine months ended September 30, 2012, respectively. Distributions from Whitby were nil and $9 million during the three and nine months ended September 30, 2013, respectively, and nil and $7 million during the three and nine months ended September 30, 2012, respectively.
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

3.	Debt
At September 30, 2013 and December 31, 2012, our debt was as follows (in millions):

	September 30, 2013	December 31, 2012
First Lien Notes	$5,304	$5,303
First Lien Term Loans	2,444	2,463
Project financing, notes payable and other	1,870	1,789
CCFC Term Loans	1,194	—
CCFC Notes	—	978
Capital lease obligations	211	217
Total debt	11,023	10,750
Less: Current maturities	154	115
Debt, net of current portion	$10,869	$10,635
Our effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, decreased to 6.7% for the nine months ended September 30, 2013, from 7.4% for the nine months ended September 30, 2012. The issuance of our 2019 First Lien Term Loan in October 2012 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and variable rate project debt with a corporate level term loan carrying a lower variable interest rate. Also, in February 2013, we repriced our First Lien Term Loans by lowering the LIBOR floor by 0.25% to 1.0% and lowering the margin over LIBOR by 0.25% to 3.0%. The issuance of the CCFC Term Loans in June 2013 also allowed us to reduce our interest expense by replacing the CCFC Notes, carrying a higher fixed interest rate, with the CCFC Term Loans carrying a lower variable interest rate.

First Lien Notes
Our First Lien Notes are summarized in the table below (in millions):

	September 30, 2013	December 31, 2012
2017 First Lien Notes(1)	$1,080	$1,080
2019 First Lien Notes(2)	360	360
2020 First Lien Notes(2)	984	983
2021 First Lien Notes(2)	1,800	1,800
2023 First Lien Notes(2)	1,080	1,080
Total First Lien Notes	$5,304	$5,303
____________

(1)
On October 17, 2013, we launched a tender offer to repay our 2017 First Lien Notes with the proceeds from our 2020 First Lien Term Loan and 2022 First Lien Notes which are described in further detail below. On October 31, 2013, following the early tender and consent date of the tender offer, we purchased approximately $742 million in aggregate principal amount of our 2017 First Lien Notes and issued a redemption notice to the remaining holders of our 2017 First Lien Notes that did not tender their notes in the tender offer. The tender offer expires on November 29, 2013 and we expect to purchase any 2017 First Lien Notes tendered prior to the expiration of the tender offer, and redeem any remaining 2017 First Lien Notes on December 2, 2013.

(2)
On October 31, 2013, we issued notice to the holders of our 2019 First Lien Notes, 2020 First Lien Notes, 2021 First Lien Notes and 2023 First Lien Notes of our intent to redeem 10% of the original aggregate principal amount at a redemption price of 103% of the principal amount redeemed, plus accrued and unpaid interest. The redemption is expected to be completed in the fourth quarter of 2013 using proceeds received from the issuance of the 2024 First Lien Notes described below.

2022 First Lien Notes
On October 31, 2013, we issued $750 million in aggregate principal amount of 6.0% senior secured notes due 2022 in a private placement. The 2022 First Lien Notes bear interest at 6.0% payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2014. We used the net proceeds received, together with a portion of the proceeds from the 2020 First Lien Term Loan to repay a portion of the 2017 First Lien Notes on October 31, 2013 in conjunction with the tender offer initiated on October 17, 2013. The 2022 First Lien Notes mature on January 15, 2022.
    The 2022 First Lien Notes were offered to investors at an issue price equal to 99.193% of face value and contain substantially similar covenants, qualifications, exceptions and limitations as the First Lien Notes. We expect to record approximately $11 million in deferred financing costs and approximately $43 million of debt extinguishment costs associated with the redemption premium and write-off of unamortized deferred financing costs during the fourth quarter of 2013 related to the repayment of our 2017 First Lien Notes.
2024 First Lien Notes
On October 31, 2013, we issued $490 million in aggregate principal amount of 5.875% senior secured notes due 2024 in a private placement. The 2024 First Lien Notes bear interest at 5.875% payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014. We intend to use the net proceeds received from this issuance to redeem 10% of the original aggregate principal amount of our 2019 First Lien Notes, 2020 First Lien Notes, 2021 First Lien Notes and 2023 First Lien Notes at a redemption price of 103% of the principal amount redeemed, plus accrued and unpaid interest. The redemption is expected to be completed in the fourth quarter of 2013. The 2024 First Lien Notes mature on January 15, 2024.
    The 2024 First Lien Notes contain substantially similar covenants, qualifications, exceptions and limitations as the First Lien Notes. We expect to record approximately $7 million in deferred financing costs and approximately $14 million of debt extinguishment costs associated with the redemption premium and write-off of unamortized deferred financing costs and discount during the fourth quarter of 2013.
First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions):

	September 30, 2013	December 31, 2012
2018 First Lien Term Loans	$1,617	$1,630
2019 First Lien Term Loan	827	833
Total First Lien Term Loans	$2,444	$2,463
2020 First Lien Term Loan
On October 23, 2013, we entered into our $390 million 2020 First Lien Term Loan. We used or will use the net proceeds received, together with the proceeds from the 2022 First Lien Notes to repay the 2017 First Lien Notes. We borrowed $50 million under our 2020 First Lien Term Loan on October 31, 2013 to partially fund the redemption of a portion of our 2017 First Lien Notes in connection with the tender offer initiated on October 17, 2013. We plan to borrow the remaining approximately $340 million under our 2020 First Lien Term Loan on November 29, 2013 to pay the consideration on the final settlement date of the tender offer in respect of our 2017 First Lien Notes and redeem any 2017 First Lien Notes not tendered in the tender offer, which is expected to occur on December 2, 2013.

The 2020 First Lien Term Loan matures on October 31, 2020 and carries substantially the same terms as the First Lien Term Loans. The 2020 First Lien Term Loan also contains substantially similar covenants, qualifications, exceptions and limitations as the First Lien Term Loans and First Lien Notes. We expect to record approximately $5 million in deferred financing costs during the fourth quarter of 2013 related to the issuance of the 2020 First Lien Term Loan.
CCFC Term Loans
On May 3, 2013, CCFC entered into a credit agreement providing for a first lien senior secured term loan facility comprised of (i) a $900 million 7-year term loan and (ii) a $300 million 8.5-year term loan.
CCFC utilized the proceeds received from the CCFC Term Loans to redeem the entire $1.0 billion in principal amount of CCFC Notes at a redemption price equal to 104% (plus accrued and unpaid interest), to pay related transaction expenses and for corporate purposes, as described in the credit agreement. The CCFC Notes were redeemed on June 3, 2013, at which date the CCFC Term Loans were fully drawn.
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
In connection with the redemption of the CCFC Notes, we recorded $68 million in debt extinguishment costs for the nine months ended September 30, 2013 which is comprised of $40 million of prepayment penalties and $28 million associated with the write-off of unamortized debt discount and deferred financing costs. We also recorded $15 million in new deferred financing costs on our Consolidated Condensed Balance Sheet during the second quarter of 2013 associated with the issuance of the CCFC Term Loans.

Corporate Revolving Facility and Other Letters of Credit Facilities
On June 27, 2013, we executed Amendment No.1 to the Corporate Revolving Facility. Certain key terms of the amendment are listed below:

•	the applicable margin has been reduced from 3.25% to 2.25% for LIBOR rate borrowings and from 2.25% to 1.25% for base rate borrowings;

•	the fee on the undrawn commitment has been reduced from 0.75% to 0.50%; and

•	the maturity date of the Corporate Revolving Facility has been extended to June 27, 2018.
The table below represents amounts issued under our letter of credit facilities at September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Corporate Revolving Facility(1)	$244	$243
CDHI	229	253
Various project financing facilities	152	130
Total	$625	$626
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
CDHI
We have a $300 million letter of credit facility related to CDHI. As a result of the completion of the sale of Riverside Energy Center, LLC, a wholly-owned subsidiary of CDHI, on December 31, 2012, we are required to cash collateralize letters of credit issued in excess of $225 million until replacement collateral is contributed to the CDHI collateral package, which we are in the process of arranging. At September 30, 2013, we had $4 million in outstanding letters of credit issued in excess of $225 million under our CDHI letter of credit facility that were collateralized by cash.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative U.S. GAAP provisions of the fair value option for recording financial assets and financial liabilities. The following table details the fair values and carrying values of our debt instruments at September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Notes	$5,652	$5,304	$5,863	$5,303
First Lien Term Loans	2,446	2,444	2,489	2,463
Project financing, notes payable and other(1)	1,738	1,735	1,599	1,629
CCFC Term Loans	1,171	1,194	—	—
CCFC Notes	—	—	1,075	978
Total	$11,007	$10,677	$11,026	$10,373
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,222	$—	$—	$1,222
Margin deposits	302	—	—	302
Commodity instruments:
Commodity exchange traded futures and swaps contracts	505	—	—	505
Commodity forward contracts(2)	—	80	26	106
Interest rate swaps	—	8	—	8
Total assets	$2,029	$88	$26	$2,143
Liabilities:
Margin deposits posted with us by our counterparties	$22	$—	$—	$22
Commodity instruments:
Commodity exchange traded futures and swaps contracts	566	—	—	566
Commodity forward contracts(2)	—	85	10	95
Interest rate swaps	—	144	—	144
Total liabilities	$588	$229	$10	$827

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,502	$—	$—	$1,502
Margin deposits	196	—	—	196
Commodity instruments:
Commodity exchange traded futures and swaps contracts	385	—	—	385
Commodity forward contracts(2)	—	24	24	48
Interest rate swaps	—	4	—	4
Total assets	$2,083	$28	$24	$2,135
Liabilities:
Margin deposits posted with us by our counterparties	$11	$—	$—	$11
Commodity instruments:
Commodity exchange traded futures and swaps contracts	424	—	—	424
Commodity forward contracts(2)	—	18	8	26
Interest rate swaps	—	200	—	200
Total liabilities	$435	$218	$8	$661
___________

(1)
As of September 30, 2013 and December 31, 2012, we had cash equivalents of $1,002 million and $1,274 million included in cash and cash equivalents and $220 million and $228 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

At September 30, 2013, the derivative instruments classified as level 3 primarily included two commodity contracts which are classified as level 3 because the contract terms relate to delivery locations for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices; however, given the nature of our net derivative position, we do not believe that a significant change in market commodity prices would have a material impact on our level 3 net fair value. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at September 30, 2013 and December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2013
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Physical Power	$11	Discounted cash flow	Market price (per MWh)	$25.61 — $52.98/MWh

	December 31, 2012
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Physical Power	$11	Discounted cash flow	Market price (per MWh)	$23.75 — $53.82/MWh
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$13	$(10)	$16	$17
Realized and unrealized gains:
Included in net income:
Included in operating revenues(1)	7	1	8	3
Included in fuel and purchased energy expense(2)	1	1	—	1
Included in OCI	—	—	—	1
Purchases, issuances and settlements:
Purchases	—	—	—	—
Issuances	—	(1)	—	(1)
Settlements	(5)	25	(8)	(4)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—	—	—
Transfers out of level 3(5)	—	—	—	(1)
Balance, end of period	$16	$16	$16	$16
Change in unrealized gains relating to instruments still held at end of period	$8	$2	$8	$4
___________

(1)	For power contracts and Heat Rate swaps and options, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and nine months ended September 30, 2013 and 2012.

(4)	There were no transfers out of level 2 into level 3 for each of the three and nine months ended September 30, 2013 and 2012.

(5)
There were no transfers out of level 3 into level 2 for the three and nine months ended September 30, 2013. We had nil and $1 million in gains transferred out of level 3 into level 2 for the three and nine months ended September 30, 2012, respectively, due to changes in market liquidity in various power markets.

5.	Derivative Instruments
Types of Derivative Instruments and Volumetric Information
Commodity Instruments — We are exposed to changes in prices for the purchase and sale of power, natural gas, environmental products and other energy commodities. We use derivatives, which include physical commodity contracts and financial commodity instruments such as OTC and exchange traded swaps, futures, options, forward agreements and instruments that settle on the power price to natural gas price relationships (Heat Rate swaps and options) or instruments that settle on power price relationships between delivery points for the purchase and sale of power and natural gas to attempt to maximize the risk-adjusted returns by economically hedging a portion of the commodity price risk associated with our assets. By entering into these transactions, we are able to economically hedge a portion of our Spark Spread at estimated generation and prevailing price levels.
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of September 30, 2013, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 10 years.
As of September 30, 2013 and December 31, 2012, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	September 30, 2013	December 31, 2012
Power (MWh)	(25)	(16)
Natural gas (MMBtu)	(275)	66
Interest rate swaps	$1,594	$1,602
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of September 30, 2013, was $10 million for which we have posted collateral of $1 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that no additional collateral would be required and that no counterparty could request immediate, full settlement.
Accounting for Derivative Instruments
We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption. For transactions in which we elect the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Condensed Statements of Operations until the period of delivery. In order to simplify our reporting, we elected to discontinue the application of hedge accounting treatment during the first quarter of 2012 for all commodity derivatives, including the remaining commodity derivatives previously accounted for as cash flow hedges. Accordingly, prospective changes in fair value from the date of this election are reflected in unrealized mark-to-market gain/loss on our Consolidated Condensed Statements of Operations and could create volatility in our earnings. Revenues and fuel costs derived from instruments that qualified for hedge accounting or represent an economic hedge are recorded in the same financial statement line item as the item being hedged. Although we have discontinued the application of hedge accounting treatment for our commodity derivative instruments, prior to this change and for our interest rate swaps, hedge accounting requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We present the cash flows from our derivatives in the same category as the item being hedged (or economically hedged) within operating activities or investing activities (in the case of settlements for our interest rate swaps formerly hedging our First Lien Credit Facility term loans) on our Consolidated Condensed Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.

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
Derivatives Not Designated as Hedging Instruments — We enter into power, natural gas, interest rate and environmental product transactions that primarily act as economic hedges to our asset and interest rate portfolio, but either do not qualify as hedges under the hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected. Changes in fair value of commodity derivatives not designated as hedging instruments are recognized currently in earnings and are separately stated on our Consolidated Condensed Statements of Operations in unrealized mark-to-market gain/loss as a component of operating revenues (for power and environmental product contracts and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas contracts, swaps and options). Changes in fair value of interest rate derivatives not designated as hedging instruments are recognized currently in earnings as interest expense (for interest rate swaps except as discussed below).
Interest Rate Swaps Formerly Hedging our First Lien Credit Facility —  On March 26, 2012, we terminated the legacy interest rate swaps formerly hedging our First Lien Credit Facility and recorded the fair value of the swaps totaling approximately $156 million. Approximately $14 million of the settlement amount was recorded as a component of loss on interest rate derivatives on our Consolidated Condensed Statement of Operations for the nine months ended September 30, 2012, and approximately $142 million reflected the realization of losses recorded in prior periods.
Derivatives Included on Our Consolidated Condensed Balance Sheets
During the first quarter of 2012, we de-designated our remaining commodity derivative cash flow hedges; therefore, as of September 30, 2013 and December 31, 2012, we do not have any designated commodity derivative cash flow hedges. The following tables present the fair values of our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$471	$—	$471
Long-term derivative assets	140	8	148
Total derivative assets	$611	$8	$619

Current derivative liabilities	$424	$48	$472
Long-term derivative liabilities	237	96	333
Total derivative liabilities	$661	$144	$805
Net derivative liabilities	$(50)	$(136)	$(186)

	December 31, 2012
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$339	$—	$339
Long-term derivative assets	94	4	98
Total derivative assets	$433	$4	$437

Current derivative liabilities	$317	$40	$357
Long-term derivative liabilities	133	160	293
Total derivative liabilities	$450	$200	$650
Net derivative liabilities	$(17)	$(196)	$(213)

	September 30, 2013		December 31, 2012
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$8	$128	$4	$184
Total derivatives designated as cash flow hedging instruments	$8	$128	$4	$184

Derivatives not designated as hedging instruments:
Commodity instruments	$611	$661	$433	$450
Interest rate swaps	—	16	—	16
Total derivatives not designated as hedging instruments	$611	$677	$433	$466
Total derivatives	$619	$805	$437	$650
We elected not to offset fair value amounts recognized as derivative instruments on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements or other contractual netting provisions negotiated with the counterparty. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$505	$(454)	$(51)	$—
Commodity forward contracts	106	(73)	—	33
Interest rate swaps	8	—	—	8
Total derivative assets	$619	$(527)	$(51)	$41
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(566)	$454	$112	$—
Commodity forward contracts	(95)	73	1	(21)
Interest rate swaps	(144)	—	—	(144)
Total derivative (liabilities)	$(805)	$527	$113	$(165)
Net derivative assets (liabilities)	$(186)	$—	$62	$(124)

	December 31, 2012
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$385	$(379)	$(6)	$—
Commodity forward contracts	48	(17)	(1)	30
Interest rate swaps	4	—	—	4
Total derivative assets	$437	$(396)	$(7)	$34
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(424)	$379	$45	$—
Commodity forward contracts	(26)	17	1	(8)
Interest rate swaps	(200)	—	—	(200)
Total derivative (liabilities)	$(650)	$396	$46	$(208)
Net derivative assets (liabilities)	$(213)	$—	$39	$(174)
____________

(1)
Negative balances represent margin deposits posted with us by our counterparties related to our derivative activities that are subject to a master netting arrangement. Positive balances reflect margin deposits posted by us with our counterparties related to our derivative activities that are subject to a master netting arrangement. See Note 6 for a further discussion of our collateral.

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

The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gain (loss)(1)
Commodity derivative instruments	$27	$113	$60	$325
Interest rate swaps	—	—	—	(157)
Total realized gain (loss)	$27	$113	$60	$168

Unrealized gain (loss)(2)
Commodity derivative instruments	$43	$219	$15	$(49)
Interest rate swaps	(5)	3	(1)	152
Total unrealized gain (loss)	$38	$222	$14	$103
Total mark-to-market activity, net	$65	$335	$74	$271
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized and unrealized gain (loss)
Derivatives contracts included in operating revenues	$18	$329	$(41)	$149
Derivatives contracts included in fuel and purchased energy expense	52	3	116	127
Interest rate swaps included in interest expense	(5)	3	(1)	9
Loss on interest rate derivatives	—	—	—	(14)
Total mark-to-market activity, net	$65	$335	$74	$271
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(4)
	2013	2012	2013		2012	Affected Line Item on the Consolidated Condensed Statements of Operations
Commodity derivative instruments(1):
Power derivative instruments	$—	$(24)	$—		$24	Commodity revenue
Natural gas derivative instruments	—	15	—		(15)	Commodity expense
Interest rate swaps(2)	12	(14)	(19)	(5)	(8)	Interest expense
Total(3)	$12	$(23)	$(19)		$1

	Nine Months Ended September 30,		Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(4)
	2013	2012	2013		2012	Affected Line Item on the Consolidated Condensed Statements of Operations
Commodity derivative instruments(1):
Power derivative instruments	$—	$(68)	$—		$91	Commodity revenue
Natural gas derivative instruments	—	45	—		(53)	Commodity expense
Interest rate swaps(2)	73	(48)	(38)	(5)	(23)	Interest expense
Total(3)	$73	$(71)	$(38)		$15
____________

(1)
There were no commodity derivative instruments designated as cash flow hedges during the three and nine months ended September 30, 2013. We recorded a gain on hedge ineffectiveness of nil and $2 million related to our commodity derivative instruments designated as cash flow hedges during the three and nine months ended September 30, 2012.

(2)	We did not record any gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during the three and nine months ended September 30, 2013 and 2012.

(3)
We recorded income tax expense of $7 million and $4 million for the three and nine months ended September 30, 2013, respectively, and income tax benefits of $3 million and $7 million for the three and nine months ended September 30, 2012, respectively, in AOCI related to our cash flow hedging activities.

(4)	Cumulative cash flow hedge losses, net of tax, remaining in AOCI were $173 million and $242 million at September 30, 2013 and December 31, 2012, respectively.

(5)
Includes a loss of $7 million that was reclassified from AOCI to interest expense for each of the three and nine months ended September 30, 2013 where the hedged transactions are no longer expected to occur.

We estimate that pre-tax net losses of $43 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Margin deposits(1)	$302	$196
Natural gas and power prepayments	23	35
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$325	$231

Letters of credit issued	$505	$484
First priority liens under power and natural gas agreements	18	14
First priority liens under interest rate swap agreements	148	206
Total letters of credit and first priority liens with our counterparties	$671	$704

Margin deposits posted with us by our counterparties(1)(3)	$22	$11
Letters of credit posted with us by our counterparties	87	1
Total margin deposits and letters of credit posted with us by our counterparties	$109	$12
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

(2)
At September 30, 2013 and December 31, 2012, $307 million and $211 million, respectively, were included in margin deposits and other prepaid expense and $18 million and $20 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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
Income Tax Expense

The table below shows our consolidated income tax expense from continuing operations (excluding noncontrolling interest) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense	$110	$81	$12	$23
Effective tax rate	26%	16%	10%	19%
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
Canadian Tax Audits — In January 2013, we received an adjusted reassessment on one of two transfer pricing issues that we are disputing with the Canadian Revenue Authority (“CRA”). We proposed a settlement of the adjusted reassessment with the CRA and it has accepted our proposal. The adjustment to our transfer pricing increased taxable income and was offset by existing NOLs to which a valuation allowance had been applied.
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
Unrecognized Tax Benefits — At September 30, 2013, we had unrecognized tax benefits of $67 million. If recognized, $19 million of our unrecognized tax benefits could impact the annual effective tax rate and $48 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact to our effective tax rate. We also had accrued interest and penalties of $13 million for income tax matters at September 30, 2013. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Condensed Statements of Operations.
Tangible Property Regulations — On September 13, 2013, the United States Treasury Department and the IRS issued final regulations providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. The IRS expects to issue procedural guidance pursuant to which taxpayers will be granted automatic consent to change their tax accounting methods to comply with the final regulations. We are currently assessing the future impact of these regulations, but do not anticipate a material impact on our financial condition, results of operations or cash flows.

8.	Earnings per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. Reconciliations of the amounts used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2013 and 2012, are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	434,384	462,307	444,486	470,589
Share-based awards	4,109	3,646	4,060	3,542
Weighted average shares outstanding (diluted)	438,493	465,953	448,546	474,131
We excluded the following items from diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012, because they were anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based awards	5,063	9,356	5,062	11,677

9.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At September 30, 2013, there were 567,000 and 40,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively.
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
Stock-based compensation expense recognized for our equity classified share-based awards was $8 million and $6 million for the three months ended September 30, 2013 and 2012, respectively, and $27 million and $19 million for the nine months ended September 30, 2013 and 2012, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the nine months ended September 30, 2013 and 2012. At September 30, 2013, there was unrecognized compensation cost of $2 million related to options, $32 million related to restricted stock and $1 million related to restricted stock units, which is expected to be recognized over a weighted average period of 0.8 years for options, 1.3 years for restricted stock and 0.6 years for restricted stock units. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.
A summary of all of our non-qualified stock option activity for the Calpine Equity Incentive Plans for the nine months ended September 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2012	17,862,501	$17.30	4.0	$42
Granted	11,299	$18.34
Exercised	3,616,031	$13.72
Forfeited	—	$—
Expired	31,100	$17.70
Outstanding — September 30, 2013	14,226,669	$18.21	3.4	$36
Exercisable — September 30, 2013	12,270,330	$18.82	2.7	$26
Vested and expected to vest – September 30, 2013	14,124,288	$18.24	3.3	$36
The total intrinsic value of our employee stock options exercised was $21 million and $1 million for the nine months ended September 30, 2013 and 2012, respectively. The total cash proceeds received from our employee stock options exercised was $19 million and $4 million for the nine months ended September 30, 2013 and 2012, respectively.

The fair value of options granted during the nine months ended September 30, 2013 and 2012, was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table:

	2013	2012
Expected term (in years)(1)	6.5	6.5
Risk-free interest rate(2)	1.4%	1.2 – 1.6%
Expected volatility(3)	25.6%	27.0 – 30.5%
Dividend yield(4)	—	—
Weighted average grant-date fair value (per option)	$5.31	$5.18
___________

(1)	Expected term calculated using the simplified method prescribed by the SEC due to the lack of sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded stock options.

(4)	We have never paid cash dividends on our common stock, and we do not anticipate any cash dividend payments on our common stock in the near future.
No restricted stock or restricted stock units have been granted other than under the Calpine Equity Incentive Plans. A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the nine months ended September 30, 2013, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2012	4,134,037	$14.33
Granted	1,770,448	$18.46
Forfeited	135,684	$16.14
Vested	1,142,292	$11.83
Nonvested — September 30, 2013	4,626,509	$16.49
The total fair value of our restricted stock and restricted stock units that vested during the nine months ended September 30, 2013 and 2012, was approximately $21 million and $19 million, respectively.
Liability Classified Share-Based Awards
In February 2013, our Board of Directors approved the aggregate award of 449,798 performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s TSR over the three-year performance period of January 1, 2013 through December 31, 2015 compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. The performance share units had a grant date fair value of $21.25 and stock-based compensation expense recognized related to these awards was nil and $1 million for the three and nine months ended September 30, 2013.

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
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. At September 30, 2013, our reportable segments were West (including geothermal), Texas, North (including Canada) and Southeast. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result.
Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended September 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$620	$842	$401	$187	$—	$2,050
Intersegment revenues	1	(6)	12	57	(64)	—
Total operating revenues	$621	$836	$413	$244	$(64)	$2,050
Commodity Margin	$337	$328	$242	$78	$—	$985
Add: Unrealized mark-to-market commodity activity, net and other(1)	16	(5)	(3)	6	(8)	6
Less:
Plant operating expense	80	60	40	27	(7)	200
Depreciation and amortization expense	57	42	33	18	—	150
Sales, general and other administrative expense	4	17	6	5	1	33
Other operating expenses	11	2	9	1	(3)	20
(Income) from unconsolidated investments in power plants	—	—	(9)	—	—	(9)
Income from operations	201	202	160	33	1	597
Interest expense, net of interest income						174
Other (income) expense, net						7
Income before income taxes						$416

	Three Months Ended September 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$509	$886	$407	$194	$—	$1,996
Intersegment revenues	2	(34)	4	68	(40)	—
Total operating revenues	$511	$852	$411	$262	$(40)	$1,996
Commodity Margin(2)(3)	$330	$218	$266	$83	$—	$897
Add: Unrealized mark-to-market commodity activity, net and other(1)	(40)	249	(26)	27	(8)	202
Less:
Plant operating expense	88	49	51	29	(10)	207
Depreciation and amortization expense	52	35	33	21	(1)	140
Sales, general and other administrative expense	9	12	8	8	(1)	36
Other operating expenses	10	1	6	(1)	2	18
(Income) from unconsolidated investments in power plants	—	—	(7)	—	—	(7)
Income from operations	131	370	149	53	2	705
Interest expense, net of interest income						181
Other (income) expense, net						6
Income before income taxes						$518

	Nine Months Ended September 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$1,482	$1,820	$1,055	$506	$—	$4,863
Intersegment revenues	2	(24)	27	161	(166)	—
Total operating revenues	$1,484	$1,796	$1,082	$667	$(166)	$4,863
Commodity Margin	$737	$537	$543	$162	$—	$1,979
Add: Unrealized mark-to-market commodity activity, net and other(4)	(2)	18	(8)	20	(24)	4
Less:
Plant operating expense	261	224	130	92	(23)	684
Depreciation and amortization expense	160	129	98	55	(1)	441
Sales, general and other administrative expense	11	55	18	17	1	102
Other operating expenses	31	4	23	2	(2)	58
(Income) from unconsolidated investments in power plants	—	—	(25)	—	—	(25)
Income from operations	272	143	291	16	1	723
Interest expense, net of interest income						517
Debt extinguishment costs and other (income) expense, net						83
Income before income taxes						$123

	Nine Months Ended September 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$1,183	$1,430	$974	$524	$—	$4,111
Intersegment revenues	7	27	9	84	(127)	—
Total operating revenues	$1,190	$1,457	$983	$608	$(127)	$4,111
Commodity Margin(2)(3)	$748	$472	$591	$212	$—	$2,023
Add: Unrealized mark-to-market commodity activity, net and other(4)	(80)	66	(17)	(5)	(22)	(58)
Less:
Plant operating expense	281	189	154	98	(23)	699
Depreciation and amortization expense	151	104	100	66	(3)	418
Sales, general and other administrative expense	23	36	22	23	—	104
Other operating expenses	30	4	21	2	1	58
(Income) from unconsolidated investments in power plants	—	—	(21)	—	—	(21)
Income from operations	183	205	298	18	3	707
Interest expense, net of interest income						545
Loss on interest rate derivatives						14
Debt extinguishment costs and other (income) expense, net						26
Income before income taxes						$122
_________

(1)	Includes $44 million and $16 million of lease levelization and $4 million and $4 million of amortization expense for the three months ended September 30, 2013 and 2012, respectively.

(2)
Our North segment includes Commodity Margin of $32 million and $64 million for the three and nine months ended September 30, 2012 related to Riverside Energy Center, LLC, which was sold in December 2012.

(3)	Our Southeast segment includes Commodity Margin of $20 million and $44 million for the three and nine months ended September 30, 2012 related to Broad River, which was sold in December 2012.

(4)	Includes $17 million and $7 million of lease levelization and $11 million and $11 million of amortization expense for the nine months ended September 30, 2013 and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our goal is to be recognized as the premier power generation company in the U.S. as viewed by our employees, customers, regulators, shareholders and the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership, and by pursuing opportunities to improve our fleet performance and reduce operating costs. We continue to make significant progress toward continued growth and enhanced shareholder value with the following achievements during 2013:

•	Our entire fleet achieved an exceptionally low forced outage factor of 1.5% and an impressive starting reliability of 98.5% during the nine months ended September 30, 2013.

•	Our 619 MW Russell City Energy Center (Calpine's 75% net interest is 464 MW) and 309 MW Los Esteros Critical Energy Facility commenced commercial operations during the third quarter of 2013.

•	We commenced construction on the first phase of Garrison Energy Center during the second quarter of 2013 and expect COD by the second quarter of 2015.

•
Having previously authorized $600 million in repurchases of our common stock, in February 2013 our Board of Directors authorized the repurchase of an additional $400 million in shares of our common stock, bringing the cumulative authorization total to $1.0 billion. We completed the repurchase of the additional $400 million authorization in July 2013. Over the course of the aggregate $1.0 billion share repurchase program, we repurchased a total of 55,010,043 shares of our outstanding common stock at an average price of $18.18 per share. Under a new $100 million share repurchase authorization approved by our Board of Directors in August 2013, we have repurchased a total of 4,696,117 shares of our common stock for approximately $92 million at an average price of $19.51 per share as of the filing of this Report. In November 2013, our Board of Directors approved an additional $1.0 billion multi-year share repurchase authorization.

•
In February 2013, we repriced our First Lien Term Loans by lowering the LIBOR floor by 0.25% to 1.0% and lowering the margin over LIBOR by 0.25% to 3.0%. We estimate that this repricing will lower our annual interest expense by approximately $12 million.

•
On May 3, 2013, CCFC, our indirect, wholly-owned subsidiary, entered into a credit agreement providing for a first lien senior secured term loan facility comprised of (i) a $900 million 7-year term loan and (ii) a $300 million 8.5-year term loan. CCFC utilized the proceeds received from the CCFC Term Loans to redeem the CCFC Notes which converted $1.0 billion in fixed rate debt to lower variable rate debt and extended the maturity.

•	On June 27, 2013, we amended our Corporate Revolving Facility which lowered our costs and extended the maturity by more than two and half years.

•
On October 17, 2013, we launched a tender offer to repay our 2017 First Lien Notes with the proceeds from our 2020 First Lien Term Loan and 2022 First Lien Notes which will lower our annual interest expense and extend the maturity of approximately $1.1 billion in debt.

•
On October 31, 2013, we issued our 2024 First Lien Notes and will use the proceeds received to reduce our overall cost of debt and extend maturities by redeeming a portion of our 2019 First Lien Notes, 2020 First Lien Notes, 2021 First Lien Notes and 2023 First Lien Notes which carry a higher fixed interest rate.

•
We successfully originated several new contracts with customers in our Southeast, West and Texas segments, including those related to our Columbia, Sutter, Delta and Clear Lake power plants as well as our Geysers Assets.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas, North (including Canada) and Southeast.
Our portfolio, including partnership interests, consists of 93 power plants, including 3 under construction (1 new power plant and 2 expansions of existing power plants), located throughout 20 states in the U.S. and in Canada, with an aggregate current generation capacity of 28,104 MW and 699 MW under construction. Our fleet, including projects under construction, consists of 75 combustion turbine-based plants, 2 fossil steam-based plants, 15 geothermal turbine-based plants and 1 photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,524 MW in the West, 8,024 MW with an additional 390 MW under construction in Texas, 7,320 MW with an additional 309 MW under construction in the North and 5,236 MW in the Southeast.
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
ERCOT Market Structure
The PUCT continues its deliberative approach of considering design changes aimed at improving the ERCOT market’s scarcity pricing signals and long-term resource adequacy. With the recent appointment of the final PUCT commissioner, the PUCT now has all three commissioners in place.
With respect to scarcity pricing, in 2012 the PUCT approved changes in the system-wide offer cap (“SWOC”) that resulted in the offer cap being raised from $3,000/MWh to $4,500/MWh which took effect on August 1, 2012. On June 1, 2013, the SWOC increased from $4,500/MWh to $5,000/MWh and will increase to $7,000/MWh on June 1, 2014 and $9,000/MWh on June 1, 2015. With these changes, we expect higher prices when scarcity pricing conditions occur which could have a positive impact on our Commodity Margin. Given the potential liquidity impacts of the higher offer cap, ERCOT stakeholders have begun a review of market credit and collateralization rules and are considering design changes in an effort to keep pace with the potential increase in the market’s risk exposure. ERCOT’s Board approved a rule change on June 16, 2013 that decreases the initial and final market settlements timelines by two days each.
The PUCT continues to consider other proposals to improve proper wholesale price formation. At the request of the PUCT, ERCOT has developed a proposal for an operating reserves demand curve (“ORDC”) for PUCT and ERCOT stakeholder consideration. The key feature of the proposal is a pricing methodology based on the Value of Lost Load (“VOLL”) and Loss of Load Probability. The result of this calculation is a value that is dependent on the amount of available operating reserves, but added to the system-wide clearing price, without regard to whether the system is in scarcity conditions. The proposal being considered by ERCOT stakeholders includes a VOLL of $9,000, establishes a minimum contingency reserve of 2,000 MW and eliminates the price floors adopted for certain ancillary services. It appears likely the proposal would be implemented by summer 2014. ERCOT is currently publishing daily indicative prices of the adders based on the PUCT approved parameters. At the request of the PUCT, The Brattle Group (“Brattle”) reviewed two versions of Solution B+, assuming a $9,000 SWOC and contingency reserves set at 1,375 MWs and 2,300 MWs. Their study concluded that a contingency reserve of 1,375 MWs would reduce resource adequacy but that resource adequacy would be enhanced with a contingency reserve at 2,300 MWs. However, Brattle has not modeled the PUCT approved approach. In response to concerns about the impact of the proposed ORDC, the PUCT recently requested comments on the ORDC, including whether to increase the VOLL from $9,000/MWh to as much as $25,000/MWh. We support the evaluation of this concept, but unlike a centralized forward capacity market, we do not view this concept as a solution for long-term resource adequacy in ERCOT. We cannot predict, at this time, all of the details of a final proposal or the ultimate impact on our financial condition, results of operations or cash flows.

With respect to resource adequacy, during its most recent open meeting in October 2013, the PUCT discussed whether ERCOT should have a mandated Reserve margin or the current Reserve margin target; a decision that will shape ERCOT’s resource adequacy construct. Two of the three commissioners stated their support for a mandated Reserve margin with the remaining commissioner continuing to support a target Reserve margin. The PUCT did not take a formal vote or set a new Reserve margin value but is expected to hold a workshop in January 2014 on the elements of a “Reliability Market”. In October 2013, the PUCT held a workshop on resource adequacy, which all three commissioners attended. The PUCT heard presentations on a mandated and target Reserve margin, various proposals to achieve resource adequacy including a centralized forward capacity market and proposed changes to how ERCOT develops the twice-yearly Capacity, Demand and Reserves Report. The workshop did not result in a vote to adopt any resource adequacy model, but did include discussion of a modified energy-only proposal and a centralized forward capacity market mechanism similar to PJM's. The PUCT is expected to decide whether to determine the Reserve margin based on the one-event in ten-year loss of load standard or an economically optimal Reserve margin after Brattle completes the economically optimal study, which is expected by January 31, 2014. The PUCT may consider a major change to ERCOT’s resource adequacy mechanism, including a centralized forward capacity market by early to mid-2014, but the timing remains uncertain. We continue to support the development of a centralized forward capacity market, which, depending on implementation, we view as superior to any energy-only mechanism, to ensure ERCOT meets its reliability objective under any market conditions. As these proceedings are ongoing, we cannot predict what the ultimate impact may be nor the impact on our financial condition, results of operations or cash flows.
ERCOT’s planning function has undertaken two very significant study efforts, both of which may have important implications for the region’s resource adequacy metrics and ultimately the value of power in the ERCOT market. A Loss of Load Expectation study has been conducted by a vendor and the final draft was delivered to stakeholders on January 18, 2013. The study shows for one occurrence of the loss of firm load in a 10-year period what annual planning Reserve margin percentage is required for resource planning. The study shows that a planning Reserve margin is required that is materially greater than the currently targeted 13.75% if the experienced weather and loading patterns of the summer of 2011 are included in the study’s model runs. Initial stakeholder reaction was to endorse the study’s methodology as well as to include the weather impacts of summer 2011. The range of possible annual planning reserve values for study year 2014 supported by the study that the ERCOT Board of Directors might consider is from 15.8% to 18.9%. ERCOT stakeholders approved a recommendation to the ERCOT Board of Directors to raise the Reserve margin to 16.1%, effective for the December 2013 ERCOT Capacity, Demand and Reserves Report. The ERCOT Board of Directors deferred taking action on the recommended 16.1% annual planning Reserve margin value at its June 2013 meeting and directed ERCOT staff to reevaluate the study and report back to the Board at its September 2013 meeting. The Board has chosen to continue to defer action on the stakeholder recommended annual planning Reserve margin pending the outcome of resource adequacy actions at the PUCT in Docket 40000. The second study effort will estimate the VOLL. The current SWOC is $5,000/MWh and will increase to $7,000/MWh on June 1, 2014 and $9,000/MWh on June 1, 2015, and the VOLL study may shed some light on whether the SWOC is high enough to approximate the VOLL. The VOLL study was expected to be completed in mid-2013 and provide meaningful estimates for the value of firm customer load in the various load categories when firm load shedding is necessary in emergency conditions. However, rather than providing a VOLL for various customer categories, the initial VOLL study only provided a survey of various load categories in Texas and other markets and a macroeconomic analysis. The PUCT has deferred a decision on whether to conduct a new survey of ERCOT’s load categories, which would form the basis for establishing a VOLL for ERCOT.
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
PJM Capacity Market
Certain states in the PJM market region, particularly New Jersey and Maryland, have taken actions that could impact the PJM capacity market. In New Jersey, legislation enacted in 2011 required the New Jersey Board of Public Utilities (“BPU”) to issue a request for proposals (“RFP”) for new generation. As a result of the RFP, the BPU directed New Jersey’s four electric distribution companies (“EDCs”) to enter into standard offer capacity agreements with the winning generators for new capacity to be built in New Jersey. Several entities appealed the BPU’s order directing the public utilities to enter into long-term contracts with those generators. Also, on February 9, 2011, we joined a group of generators and utilities in filing a complaint in federal district court challenging the constitutionality of the New Jersey legislation. On October 25, 2013, the federal district court judge issued a judgment in favor of the plaintiffs, finding that the New Jersey legislation violates the Supremacy Clause of the U.S. Constitution. The judge enjoined the BPU from enforcing the majority of the Long-Term Capacity Agreement Pilot Program Act and declared the long-term contracts between the New Jersey EDCs and the winning generators to be void and unenforceable.
On September 29, 2011, the Maryland Public Service Commission (“MPSC”) issued a “Notice of Approval of Request for Proposals for New Generation to be Issued by Maryland Electric Distribution Companies” (the “Notice”). The Notice required the state’s EDCs to issue RFPs for up to 1,500 MW of capacity. The Notice specifies that proposals must be for new natural gas-fired capacity capable of delivery into the PJM Southwest Mid-Atlantic Area Council (“SWMAAC”) delivery area. On April 12, 2012, the MPSC issued a further order in this proceeding directing certain Maryland EDCs located in the SWMAAC area to enter into a contract for differences with CPV Maryland, LLC (“CPV”), a generation developer that is currently developing a 661 MW natural gas-fired, combined-cycle generation plant in SWMAAC. In May 2012, we filed with the Circuit Court of Baltimore County, Maryland a petition for review of the MPSC’s order, asking the court to review the order and declare it invalid. Several other parties filed similar appeals. The appeals were consolidated. On October 1, 2013, the Circuit Court judge affirmed the MPSC’s orders, finding that the MPSC acted within its authority when it ordered the EDCs to enter into contracts with CPV. We have appealed the Circuit Court judge's decision. In a separate action, several generators filed a complaint in federal district court challenging the constitutionality of the MPSC’s actions. On October 24, 2013, the federal district court judge issued a judgment order in favor of the plaintiffs, finding that the MPSC order violates the Supremacy Clause of the U.S. Constitution and that the EDCs contracts with CPV are illegal and unenforceable.
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
In addition, PJM is currently working with stakeholders to develop modifications to the existing Reliability Pricing Model rules that would be in effect prior to the 2017/2018 Base Residual Auction. Many of the changes will require changes to PJM’s tariff, and those modifications are expected to be filed with the FERC before the end of 2013.
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
QFs and California State Regulation of Power
A recently implemented CPUC settlement changes significant aspects of policy towards California QFs, including our non-renewable QF facilities. The settlement resolves issues related to QFs under existing QF contracts and establishes new energy pricing options for QFs under QF contracts, including the option to shed QF host and efficiency obligations and become dispatchable, and specifies mechanisms for the California IOUs to procure both existing combined heat and power (“CHP”) that is not otherwise under contract and new CHP. Pursuant to the QF Settlement, we have converted two of our former QFs to dispatchable non-QF units, and we offered some of our resources into the IOUs’ recent CHP solicitations. The IOUs selected our CHP offers for our Los Medanos Energy Center and Gilroy Cogeneration Plant and filed the contracts with the CPUC for approval. In response to the objections to the contracts by several parties, the volumes of the contracts were reduced by half. The contracts were approved by the CPUC and are now final and non-appealable.

California Market Design
The CPUC and CAISO continue to evaluate long-term capacity procurement policies and products for the California power market. With the expectation of significant increases in renewables, both agencies are evaluating the need for generation flexibility attributes such as dispatchability, ramping and load following. The CPUC recently approved a framework for adding explicit flexible capacity procurement requirements to the existing resource adequacy program. Binding flexible capacity procurement requirements are expected beginning in the 2015 delivery year subject to the resolution of important implementation details in 2013 and early 2014. In addition, the staffs of the CPUC and the CAISO recently released a proposal to introduce two- and three-year forward capacity procurement requirements, on top of current year-ahead requirements. The proposal also includes a limited and voluntary centralized market that could facilitate compliance with capacity procurement requirements, including current year-ahead requirements, and largely would replace existing and proposed CAISO backstop capacity procurement mechanisms. The proposal was discussed at a FERC technical conference in July 2013. At their November 14, 2013 meeting, the CPUC is scheduled to consider whether to implement a process to consider the potential implementation of the proposal.
Southwest Power Pool (“SPP”)
SPP currently manages an energy-only location-based real-time wholesale energy market. This market provides both nominal load-following and transmission constraint relief. In October 2012, the FERC approved tariff changes to enact SPP’s proposed “Day 2” wholesale energy markets. SPP, which currently conducts a basic real-time nodal balancing market, will expand its market to a suite of new markets that will include centralized, security-constrained economic unit commitment with both a financially-binding, day-ahead nodal energy market and a physically-binding, real-time nodal energy market, a congestion management market using Transmission Congestion Rights, consolidate existing Balancing Areas and implement ancillary services markets for regulation and reserves. SPP will also have the authority to commit generation for reliability purposes and guarantee cost recovery for such units that are otherwise uneconomic. SPP will also have virtual load and generation markets that will permit hedging and speculation and plans to accommodate demand-side resource market participation. SPP did not propose any type of resource adequacy or capacity market in its new market design. These enhancements are currently scheduled to be implemented simultaneously in March 2014. We believe the market structure is generally beneficial to our Oneta Energy Center which is located in the SPP region.
Midwest ISO (“MISO”)
In the Entergy sub-region, MISO has replaced SPP as the designated Independent Coordinator of Transmission. In this capacity, the Independent Coordinator of Transmission provides oversight of the Entergy transmission system. Entergy and MISO continue to move forward with their proposal to transfer functional control of Entergy’s transmission system to MISO and is on target to complete integration by December 2013. Entergy has received conditional approvals for change of control applications filed with the Arkansas Public Service Commission, the City of New Orleans, the Louisiana Public Service Commission, the Mississippi Public Service Commission and the PUCT. We support the Entergy membership in an RTO as soon as possible.
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
On July 2, 2013, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) granted a motion for summary judgment vacating the SEC rules requiring resource extraction issuers to disclose any payments made by the issuer to the U.S. Federal Government or a foreign government in connection with the commercial development of oil, natural gas or minerals. The SEC has not revealed how it will respond to the ruling, but it remains obligated under the Dodd-Frank Act to promulgate rules requiring disclosure of such payments. Therefore, we continue to collect and document the information required to be disclosed under the resource extraction rules pending the final outcome of this case and potential new rulemaking by the SEC.
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
A total of four quarterly auctions have now been held. In the first auction, held November 14, 2012, all of the current vintage allowances cleared just above the reserve price, and 2015 vintage allowances cleared at the reserve price of $10, with only 14% of the available allowances sold. In subsequent auctions, there has been a generally upward price trend for current vintage allowances, and a greater share of the available future allowances have cleared in each subsequent auction. In the most recent auction of August 16, 2013, vintage 2013 allowances cleared at $12.22 and vintage 2016 allowances cleared at $11.10, the first time future allowances all sold and cleared above the reserve price. Quarterly auctions will be held through 2020. The GHG emissions market is currently functioning and the cost of allowances is reflected in market pricing.
On November 13, 2012, the California Chamber of Commerce filed a complaint in the Sacramento Superior Court challenging the CARB’s authority to auction allowances under AB 32 and the California Constitution. On April 16, 2013, Pacific Legal Foundation filed a lawsuit in the Sacramento Superior Court on behalf of several businesses, trade associations and individuals claiming that the Cap-and-Trade Regulation constitutes an impermissible tax under the California Constitution and is not authorized by AB 32. On April 24, 2013, the Sacramento Superior Court ordered the California Chamber of Commerce and Pacific Legal Foundation cases related, so the two cases are being considered on a consolidated basis. The Sacramento Superior Court issued a preliminary ruling that the CARB has the authority to auction allowances under AB 32 on August 27, 2013. The Court held a hearing on the issue of whether the Cap-and-Trade Regulation constitutes an impermissible tax on August 28, 2013 and must rule on the consolidated cases by November 26, 2013. We cannot predict the ultimate success of any of these lawsuits nor can we predict whether there will be any additional legal challenges filed against the Cap-and-Trade Regulation or what the associated impacts of any such litigation would be.
On April 19, 2013, the CARB Board approved amendments to the Cap-and-Trade Regulation to link its program with Quebec’s Cap-and-trade program starting January 1, 2014. The amendments became effective October 1, 2013. The first joint auction of GHG allowances will be the first quarterly auction in 2014. The CARB’s economic analysis estimates that linkage between California and Quebec has the potential to increase California’s GHG allowance prices by 5% to 15%.
On September 4, 2013, the CARB proposed regulatory amendments to, among other things, provide allowances through 2017 to covered entities that have long-term contracts that do not allow the costs of compliance with the Cap-and-Trade Regulation to be passed through to their customer, and are not with an industrial counterparty. At its October 25, 2013 Board meeting, the CARB Board adopted a resolution supporting the proposed amendments and giving the CARB staff the authority to continue to work on the regulations through additional administrative actions. The proposed amendments are likely to go into effect in late 2014.
On October 1, 2013, the CARB also released a discussion draft of its first update to the original AB 32 Scoping Plan, which is the programmatic document that sets forth the various measures that California will implement to achieve AB 32’s goal of reducing emissions back to 1990 levels by 2020. AB 32 requires the CARB to adopt an update to its Scoping Plan every five years.
The draft update to the Scoping Plan includes a discussion of California’s progress towards achieving the 2020 goal and also includes recommendations for establishing a mid-term target of emissions reductions to be achieved by 2030, in furtherance of the ultimate goal established by Executive Order in 2005 of reducing emissions to 80 percent below 1990 levels by 2050. To these ends, the draft update proposes to establish emissions caps under the Cap-and-Trade Regulation through 2030 and includes several key recommendations for the energy sector, including measures to de-carbonize natural gas generation via carbon capture, use, and storage or other mechanisms. We cannot predict whether the CARB will establish a mid-term target for 2030 at this time or the impact that any measures proposed for implementation beyond 2020 might have on our operations.
Overall, we support AB 32 and expect the net impact of the Cap-and-Trade Regulation to be beneficial to Calpine. We also believe we are well positioned to comply with the Cap-and-Trade Regulation.
Demand Response Resources
On January 30, 2013, the EPA finalized amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for Reciprocating Internal Combustion Engines (“RICE”). The final rule creates an exemption from otherwise applicable air emission requirements for uncontrolled “emergency” diesel-fired backup generators to operate for up to 100 hours per year for “emergency demand response” and up to 50 hours per year in certain non-emergency situations as part of a financial arrangement with another entity.

On March 29, 2013, Calpine and PSEG Power LLC filed a petition for reconsideration with the EPA objecting to the final rule because it allows the increased use of uncontrolled, behind-the-meter diesel engines for the generation of electricity during periods of peak demand and, thereby, will cause an increase in ozone during the peak ozone season. Additionally, on April 1, 2013, Calpine, First Energy Solutions Corporation and PSEG Power LLC filed a petition for review of the final rule with the D.C. Circuit. The D.C. Circuit has not yet scheduled a hearing date in this case.
On June 28, 2013, the EPA granted partial reconsideration of the NESHAP for RICE, including the final rule’s provisions allowing uncontrolled diesel engines to operate for up to 50 hours per year in non-emergency situations as part of a financial arrangement. On July 1, 2013, the EPA filed an unopposed motion to sever the specific issues under administrative reconsideration from the pending litigation at the D.C. Circuit and move these issues to a separate docket that will be held in abeyance until the EPA concludes its reconsideration of the final rule. The other issues in the case, including the 100-hour emergency demand response exemption, are unaffected by the motion and would remain subject to the pending litigation. The D.C. Circuit granted the EPA’s motion on August 2, 2013. On November 4, 2013, Calpine and PSEG Services Corporation submitted joint comments on the proposed rule.
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
Mercury and Air Toxics Standards
On December 21, 2011, the EPA issued the NESHAP from Coal- and Oil-fired Electric Utility Steam Generating Units and Standards of Performance for Fossil-Fuel-Fired Electric Utility, Industrial-Commercial-Institutional, and Small Industrial-Commercial-Institutional Steam Generating Units, otherwise known as the Mercury and Air Toxics Standards (“MATS”). MATS will reduce emissions of all hazardous air pollutants emitted by coal- and oil-fired electric generating units, including mercury (Hg), arsenic (As), chromium (Cr), nickel (Ni) and acid gases.
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
A total of 30 petitions for review challenging MATS were filed in D.C. Circuit and subsequently consolidated under the case White Stallion Energy Center v. EPA. The case is being litigated on separate briefing schedules addressing the “new unit” standards, the existing unit standards and other technical issues. We, along with other electric generators, have intervened in this litigation in support of the EPA.
With respect to the existing unit MATS, industry petitioners’ primary focus is in challenging the EPA’s threshold determinations that emissions of Hazardous Air Pollutants from coal- and oil-fired electric generating units pose hazards to public health and the environment and that it is appropriate and necessary for the EPA to regulate such emissions. The industry petitioners also raise several other arguments, including that the EPA based the existing-source mercury standard, which per the statute must be based on the top 12% of sources for which the EPA has information, on data that were too randomly selected or were “cherry-picked” by the EPA. Briefing of the case is complete which is now awaiting oral argument, but oral argument has not yet been scheduled.
With regard to the new unit standards, the case was stayed on September 12, 2012 per the EPA’s motion to hold the case in abeyance pending the EPA’s reconsideration of the new unit MATS (to resolve issues related to measurement of mercury emissions and the data underlying particulate matter and hydrogen chloride emissions standards). The parties in the new unit case must file motions to govern future proceedings in the case by November 18, 2013.
The EPA finalized changes to the new unit standards on April 24, 2013. Several timely petitions were filed challenging the reconsidered new unit standards, which are consolidated under Chesapeake Bay Foundation v. EPA in the D.C. Circuit. This case is being actively litigated separately from the original new unit standard case; however, the briefing schedule has not been established yet.
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
On March 29, 2013, the EPA and environmental groups filed two separate petitions for a writ of certiorari for the U.S. Supreme Court to review the D.C. Circuit panel decision in EME Homer City. On April 18, 2013, Calpine and another party filed a brief with the U.S. Supreme Court in support of the petitions filed by the EPA and environmental groups. On June 24, 2013, the U.S. Supreme Court agreed to hear the EPA’s challenges to EME Homer City in the Court’s next term. On September 4, 2013, Calpine and other parties filed a joint brief supporting the EPA’s position. The EPA and petitioners’ briefs were due in October 2013, and oral argument is scheduled for December 10, 2013. We cannot predict the outcome of this case. In the event that the D.C. Circuit decision is upheld, the EPA must continue to implement CAIR while it creates a replacement for CSAPR.
GHG Emissions
On April 2, 2007, the U.S. Supreme Court in Massachusetts v. EPA ruled that the EPA has the authority to regulate GHG emissions under the CAA. In response to Massachusetts, the EPA issued an endangerment finding for GHGs on December 7, 2009, determining that concentrations of six GHGs endanger the public health and welfare. Further, pursuant to the CAA’s requirement that the EPA establish motor-vehicle emission standards for any air pollutant which may reasonably be anticipated to endanger public health or welfare, the EPA promulgated the so-called “Tailpipe Rule”, which set GHG emission standards for cars and light trucks.
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
The EPA has issued guidance to permitting authorities on the implementation of GHG BACT that focuses on energy efficiency. We believe that the impact of the Tailoring Rule will be neutral to us because we expect that our efficient power plants would be found to meet BACT for GHGs if required to undergo PSD review. Our Russell City Energy Center, a 619 MW combined-cycle power plant (our 75% net interest is 464 MW) in Hayward, California, voluntarily accepted GHG BACT limits in its PSD permit before such limits were required by law.
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
On October 15, 2013, the U.S. Supreme Court granted petitions for certiorari to review Coalition for Responsible Regulation, but only for consideration of the limited issue of whether the EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases. This essentially questions the Timing Rule and the EPA’s interpretation that applicability of the Tailpipe Rule to new motor vehicles necessarily required the EPA and state agencies to issue CAA permits for sources with emissions above the statutory thresholds. While the question the Supreme Court agreed to hear is narrow, it could have implications with respect to the Tailoring Rule as well. It does not, however, appear to call into question the EPA’s endangerment determination or the legal basis for regulating GHGs under the CAA, as confirmed by the Supreme Court in Massachusetts v. EPA. We cannot predict the outcome of the Supreme Court’s review or its implications on the EPA’s GHG regulations or our operations.
In light of the grant of the petitions for certiorari, the D.C. Circuit is holding in abeyance a related case regarding Step 3 of the EPA’s Tailoring Rule until the Supreme Court disposes of Coalition for Responsible Regulation.
On June 25, 2013, the President of the United States announced a Climate Action Plan aimed at reducing GHG emissions in the U.S. to 17 percent below 2005 levels by 2020, with reductions of power sector emissions at its centerpiece. On the same day, the President also issued a memorandum to the EPA instructing it to take certain actions with respect to development of (1) New Source Performance Standards (“NSPS”) for GHG emissions from new electric generating units and (2) GHG emissions guidelines for existing power plants. In April 2012, the EPA had previously proposed an output-based new source standard of 1,000 lbs CO2 per Megawatt-hour (“lb CO2/MWh”) for new fossil fuel-fired generating units, including boilers, integrated gasification combined-cycle units and stationary combined-cycle turbine units greater than 25 MW, irrespective of fuel type. The President’s memorandum directs the EPA to re-propose the new source rule by September 20, 2013. Next, the EPA is directed to propose a rule for modified, reconstructed and existing power plants by June 1, 2014. Finally, the EPA is directed to promulgate a final existing source rule no later than June 1, 2015. The memorandum also directs the EPA to require states to submit their implementation plans for the existing source role to the EPA by June 30, 2016.
On September 20, 2013, the EPA re-proposed the NSPS for GHG emissions from new electric generation units. The re-proposed rule is similar to the EPA's April 2012 proposal in many respects, but contains different emission standards for different generating technologies. In the re-proposed rule, large combined-cycle turbines are subject to a standard of 1,000 lb CO2/MWh, small combined-cycle turbines (a new classification) are subject to a standard of 1,050 lb CO2/MWh, and traditional boiler-based power generation facilities are subject to a standard of 1,100 lb CO2/MWh. The standards for combined-cycle turbines are based on the EPA’s determination of what is achievable using natural gas combined-cycle technology. The standards for boiler-based units are based on the EPA’s determination of what is achievable from new coal-fired utility steam generating units utilizing partial carbon capture and storage technology. The proposed standards would only apply to a unit selling one-third of its potential electric output and more than 219,000 MWh net electric output to the electric grid per year averaged over three years, which would effectively exempt simple-cycle turbines operated as peaking units from the NSPS. We expect no negative impact on Calpine’s fleet or development plans if the 2013 NSPS is finalized as proposed.

The EPA has begun hosting listening sessions across the country to solicit input from stakeholders on its development of rules for existing power plants. It is unclear what form the EPA’s rule for regulating the GHG emissions from existing power plants will take. Accordingly, we cannot predict how the existing source rules for GHG emissions will regulate power plants and, thereby, the impact of this rule on Calpine is unknown. However, we believe that we operate one of the cleanest fleets of power plants in the U.S. and anticipate that we will be well positioned to comply with any such standards.
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
Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impact. The EPA finalized the Phase I Rule under Section 316(b) in 2001, which applies to new facilities. The EPA initially promulgated the Phase II Rule, applying to large existing facilities, in 2004. Finally, the EPA finalized the Phase III Rule in 2006, which covers certain existing facilities and new offshore and coastal oil and gas extraction facilities.
However, in response to the Second Circuit Court of Appeals’ decision in Riverkeeper, Inc., v. EPA, the EPA suspended the Phase II Rule. In November 2010, the EPA signed a settlement agreement with Riverkeeper, Inc. requiring the EPA to set technology standards for cooling water intake structures for existing facilities. The EPA was required to finalize an updated rule for existing facility water intake structures by June 27, 2013, but the deadline has been extended to November 20, 2013. Calpine continues to participate in the rulemaking process; however, while the Section 316(b) rule will likely affect our competitors, we do not expect these rules to have a material impact on our operations because only two peaking power plants we own employ once-through cooling systems.
Additionally, the EPA issued a proposed rule regarding effluent limitation guidelines and standards for the steam electric power generating point source category on June 7, 2013. The comment period on the proposed rule ended on September 20, 2013. The EPA is bound by a court-ordered consent decree to issue a final rule by May 22, 2014. This rule is not expected to have a material impact on our operations.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
Set forth below are our results of operations for the three months ended September 30, 2013, as compared to the same period in 2012 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2013	2012	Change	% Change
Operating revenues:
Commodity revenue	$2,020	$1,689	$331	20
Unrealized mark-to-market gain	26	304	(278)	(91)
Other revenue	4	3	1	33
Operating revenues	2,050	1,996	54	3
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,076	812	(264)	(33)
Unrealized mark-to-market (gain) loss	(17)	85	102	#
Fuel and purchased energy expense	1,059	897	(162)	(18)
Plant operating expense	200	207	7	3
Depreciation and amortization expense	150	140	(10)	(7)
Sales, general and other administrative expense	33	36	3	8
Other operating expenses	20	18	(2)	(11)
Total operating expenses	1,462	1,298	(164)	(13)
(Income) from unconsolidated investments in power plants	(9)	(7)	2	29
Income from operations	597	705	(108)	(15)
Interest expense	176	183	7	4
Interest (income)	(2)	(2)	—	—
Other (income) expense, net	7	6	(1)	(17)
Income before income taxes	416	518	(102)	(20)
Income tax expense	110	81	(29)	(36)
Net income	306	437	(131)	(30)
Net income attributable to the noncontrolling interest	—	—	—	—
Net income attributable to Calpine	$306	$437	$(131)	(30)

	2013	2012	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	29,688	32,291	(2,603)	(8)
Average availability	97.6%	97.7%	(0.1)%	—
Average total MW in operation(1)	27,005	27,229	(224)	(1)
Average capacity factor, excluding peakers	55.7%	61.0%	(5.3)%	(9)
Steam Adjusted Heat Rate	7,414	7,404	(10)	—
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Whitby, Freeport Energy Center, 21.5% of Hidalgo Energy Center and 25% each of Freestone Energy Center and Russell City Energy Center.

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
Commodity revenue, net of Commodity expense, increased $67 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to:

•
the acquisition of Bosque Energy Center in November 2012 and the positive impact from our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013 partially offset by the sale of Broad River and Riverside Energy Center in December 2012;

•	higher regulatory capacity revenue in the North;

•	higher revenue from contracts in our West and Southeast segments which became effective in January 2013; and

•	higher contribution from hedges; partially offset by

•	weaker market conditions across all our segments due primarily to milder weather in July and August 2013 compared to the same months in 2012.

Generation decreased 8% primarily due to weaker market conditions and the sale of Broad River and Riverside Energy Center in December 2012 which were partially offset by the acquisition of Bosque Energy Center in November 2012 and our Russell City and Los Esteros power plants which commenced commercial operations during the third quarter of 2013. Our average total MW in operation decreased by 224 MW, or 1%, primarily due to the aforementioned changes in our power plant portfolio.

Unrealized mark-to-market gain/loss from hedging our future generation and fuel needs had an unfavorable variance of $176 million driven primarily by smaller declines in forward market heat rates during the three months ended September 30, 2013 as compared to the same period in 2012.

Our plant operating expense decreased by $7 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Excluding the net impact of a $4 million increase from power plant portfolio changes, our normal, recurring plant operating expense decreased by $11 million during the three months ended September 30, 2013, compared to the same period in 2012, due to a decrease in other miscellaneous expenses.

Depreciation and amortization expense increased during the three months ended September 30, 2013, compared to the same period in 2012, primarily resulting from a $5 million increase due to our acquisition of the Bosque Energy Center in November 2012 and a $5 million increase related to our Russell City and Los Esteros power plants commencing commercial operations in August 2013.

Interest expense decreased by $7 million for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, to 6.4% for the three months ended September 30, 2013, from 7.3% for the three months ended September 30, 2012. The issuance of our 2019 First Lien Term Loan in October 2012 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and variable rate project debt with a corporate level term loan carrying a lower variable interest rate. Also, in February 2013, we repriced our First Lien Term Loans by lowering our interest rate, which decreased our interest expense during the three months ended September 30, 2013. The issuance of the CCFC Term Loans in June 2013 also allowed us to reduce our interest expense by replacing the CCFC Notes, carrying a higher fixed interest rate, with the CCFC Term Loans carrying a lower variable interest rate. See Note 3 of the Notes to the Consolidated Condensed Financial Statements for further information regarding the CCFC refinancing.

During the three months ended September 30, 2013, we recorded an income tax expense of $110 million compared to an income tax expense of $81 million for the three months ended September 30, 2012. The unfavorable period-over-period change resulted primarily from an increase of $31 million in various state and foreign jurisdiction income taxes, partially offset by a decrease in income tax expense of $3 million related to the application of the intraperiod tax allocation.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
Set forth below are our results of operations for the nine months ended September 30, 2013, as compared to the same period in 2012 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2013	2012	Change	% Change
Operating revenues:
Commodity revenue	$4,867	$4,078	$789	19
Unrealized mark-to-market gain (loss)	(14)	24	(38)	#
Other revenue	10	9	1	11
Operating revenues	4,863	4,111	752	18
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	2,909	2,073	(836)	(40)
Unrealized mark-to-market (gain) loss	(29)	73	102	#
Fuel and purchased energy expense	2,880	2,146	(734)	(34)
Plant operating expense	684	699	15	2
Depreciation and amortization expense	441	418	(23)	(6)
Sales, general and other administrative expense	102	104	2	2
Other operating expenses	58	58	—	—
Total operating expenses	4,165	3,425	(740)	(22)
(Income) from unconsolidated investments in power plants	(25)	(21)	4	19
Income from operations	723	707	16	2
Interest expense	522	552	30	5
Loss on interest rate derivatives	—	14	14	#
Interest (income)	(5)	(7)	(2)	(29)
Debt extinguishment costs	68	12	(56)	#
Other (income) expense, net	15	14	(1)	(7)
Income before income taxes	123	122	1	1
Income tax expense	12	23	11	48
Net income	111	99	12	12
Net income attributable to the noncontrolling interest	—	—	—	—
Net income attributable to Calpine	$111	$99	$12	12

	2013	2012	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	76,025	87,027	(11,002)	(13)
Average availability	92.0%	91.5%	0.5%	1
Average total MW in operation(1)	26,696	27,207	(511)	(2)
Average capacity factor, excluding peakers	49.0%	55.7%	(6.7)%	(12)
Steam Adjusted Heat Rate	7,402	7,357	(45)	(1)
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Whitby, Freeport Energy Center, 21.5% of Hidalgo Energy Center and 25% each of Freestone Energy Center and Russell City Energy Center.

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
Commodity revenue, net of Commodity expense, decreased $47 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to:

•
the sale of Broad River and Riverside Energy Center in December 2012 partially offset by the acquisition of Bosque Energy Center in November 2012 and the positive impact from our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013; and

•	weaker market conditions in our Texas, North and Southeast segments during the nine months ended September 30, 2013 compared to the same period in 2012; partially offset by

•	higher regulatory capacity revenue in the North;

•	higher revenue from contracts in our West and Southeast segments which became effective in January 2013; and

•	higher contribution from hedges.

Generation decreased 13% primarily due to weaker market conditions and the sale of Broad River and Riverside Energy Center in December 2012 which were partially offset by the acquisition of Bosque Energy Center in November 2012 and our Russell City and Los Esteros power plants which commenced commercial operations during the third quarter of 2013. Our average total MW in operation decreased by 511 MW, or 2%, primarily due to the aforementioned changes in our power plant portfolio.

Unrealized mark-to-market gain/loss from hedging our future generation and fuel needs had a favorable variance of $64 million driven primarily by smaller declines in forward natural gas prices during the nine months ended September 30, 2013, as compared to the same period in 2012.

    Our plant operating expense decreased by $15 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Excluding the net impact of a $4 million increase from power plant portfolio changes, our normal, recurring plant operating expense decreased by $42 million during the nine months ended September 30, 2013, compared to the same period in 2012, due primarily to an $11 million positive period-over-period change resulting from the TCEQ issuance of final regulations on Section 185 fees for which we determined we have no current or retroactive fee obligations (as discussed under “Legislative and Regulatory Update”), a $7 million period-over-period decrease in equipment failure cost related to outages and a $19 million decrease in other miscellaneous expenses. The overall decrease in plant operating expense was partially offset by an increase of $23 million in major maintenance expense resulting from our plant outage schedule during the nine months ended September 30, 2013 compared to the same period in 2012.

Depreciation and amortization expense increased during the nine months ended September 30, 2013, compared to the same period in 2012, primarily resulting from a $16 million increase due to our acquisition of the Bosque Energy Center in November 2012, a $10 million increase due to the timing of assets placed into service net of assets fully depreciated since September 30, 2012 and a $5 million increase related to our Russell City and Los Esteros power plants commencing commercial operations in August 2013. The increase in depreciation and amortization expense was partially offset by a decrease of $11 million resulting from the sale of Broad River and Riverside Energy Center in December 2012.

Income from unconsolidated investments in power plants increased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to a $3 million increase related to Whitby due to an improvement in the contractual terms of Whitby’s power and natural gas contracts.

Interest expense decreased by $30 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, to 6.7% for the nine months ended September 30, 2013, from 7.4% for the nine months ended September 30, 2012. The issuance of our 2019 First Lien Term Loan in October 2012 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and variable rate project debt with a corporate level term loan carrying a lower variable interest rate. Also, in February 2013, we repriced our First Lien Term Loans by lowering our interest rate, which decreased our interest expense during the nine months ended September 30, 2013. The issuance of the CCFC Term Loans in June 2013 also allowed us to reduce our interest expense by replacing the CCFC Notes, carrying a higher fixed interest rate, with the CCFC Term Loans carrying a lower variable interest rate. See Note 3 of the Notes to the Consolidated Condensed Financial Statements for further information regarding the CCFC refinancing.

Loss on interest rate derivatives had a favorable change of $14 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, resulting from the termination in March 2012 of our legacy interest rate swaps formerly hedging our First Lien Credit Facility. During the nine months ended September 30, 2012, we recorded the settlement amount of approximately $156 million reflecting the fair value of the terminated swaps, of which approximately $142 million reflected the realization of losses in prior periods and $14 million was recorded as a component of loss on interest rate derivatives.

Debt extinguishment costs for the nine months ended September 30, 2013, consisted of $68 million relating to the redemption of the CCFC Notes, which is comprised of $40 million of prepayment penalties and $28 million associated with the write-off of unamortized debt discount and deferred financing costs. Debt extinguishment costs for the nine months ended September 30, 2012, consisted of $12 million associated with the purchase of two of the three third party interests in GEC Holdings, LLC in March 2012 that were previously recorded as preferred interests and classified as debt under U.S. GAAP.

During the nine months ended September 30, 2013, we recorded an income tax expense of $12 million compared to an income tax expense of $23 million for the nine months ended September 30, 2012. The favorable period-over-period change primarily resulted from a decrease in income tax expense of $21 million related to the expiration of applicable statutes of limitation related to uncertain tax positions, a decrease of $7 million related to the application of the intraperiod tax allocation and a $2 million benefit recognized in federal income taxes in 2013 as a result of an extension of the Alternative Minimum Tax credit. The decrease in income tax expense was partially offset by an increase of $18 million related to various state and foreign jurisdiction income taxes.

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
Commodity Margin by Segment for the Three Months Ended September 30, 2013 and 2012
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended September 30, 2013 and 2012 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2013	2012	Change	% Change
Commodity Margin (in millions)	$337	$330	$7	2
Commodity Margin per MWh generated	$33.09	$33.62	$(0.53)	(2)

MWh generated (in thousands)	10,185	9,817	368	4
Average availability	97.9%	98.5%	(0.6)%	(1)
Average total MW in operation	7,205	6,751	454	7
Average capacity factor, excluding peakers	68.5%	70.7%	(2.2)%	(3)
Steam Adjusted Heat Rate	7,317	7,313	(4)	—

West — Commodity Margin in our West segment increased by $7 million, or 2%, for the three months ended September 30, 2013 compared to the same period in 2012 resulting from higher revenue from a tolling contract which became effective in January 2013 and our contracted Russell City and Los Esteros power plants which commenced commercial operations during the third quarter of 2013 and were also the primary drivers of a 454 MW, or 7%, increase in our average total MW in operation. The increase in Commodity Margin was partially offset by lower contribution from hedges during the three months ended September 30, 2013 compared to the same period in 2012. Generation increased 4% period-over-period due primarily to our Russell City and Los Esteros power plants.

Texas:	2013	2012	Change	% Change
Commodity Margin (in millions)	$328	$218	$110	50
Commodity Margin per MWh generated	$33.05	$21.75	$11.30	52

MWh generated (in thousands)	9,924	10,025	(101)	(1)
Average availability	97.8%	97.2%	0.6%	1
Average total MW in operation	7,788	7,016	772	11
Average capacity factor, excluding peakers	57.7%	64.7%	(7.0)%	(11)
Steam Adjusted Heat Rate	7,226	7,211	(15)	—

Texas — Commodity Margin in our Texas segment increased by $110 million, or 50%, for the three months ended September 30, 2013 compared to the same period in 2012, resulting from higher contribution from hedges and the acquisition of Bosque Energy Center in November 2012 which was also the primary driver of the 772 MW, or 11%, increase in our average total MW in operation for the three months ended September 30, 2013 compared to the same period in 2012. The overall period-over-period increase in Commodity Margin was partially offset by lower realized market Spark Spreads resulting from weaker market conditions during the third quarter of 2013 compared to the same period in 2012. Generation decreased 1% resulting from weaker market conditions during the third quarter of 2013 partially offset by the acquisition of Bosque Energy Center. Our average capacity factor decreased 11% resulting from lower generation at our legacy power plants during the three months ended September 30, 2013 compared to the same period in 2012.

North:	2013	2012	Change	% Change
Commodity Margin (in millions)	$242	$266	$(24)	(9)
Commodity Margin per MWh generated	$48.57	$40.13	$8.44	21

MWh generated (in thousands)	4,982	6,628	(1,646)	(25)
Average availability	97.3%	96.9%	0.4%	—
Average total MW in operation	6,776	7,379	(603)	(8)
Average capacity factor, excluding peakers	50.0%	56.1%	(6.1)%	(11)
Steam Adjusted Heat Rate	8,046	7,943	(103)	(1)

North — Excluding a decrease of $32 million resulting from the sale of Riverside Energy Center in December 2012 which was also the driver of a 603 MW, or 8%, decrease in our average total MW in operation, Commodity Margin in our North segment increased by $8 million for the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to higher regulatory capacity revenues, partially offset by weaker market conditions resulting from milder weather and higher natural gas prices which drove a reversal of coal-to-gas switching during the third quarter of 2013 compared to the third quarter of 2012. Generation decreased 25% due to weaker market conditions during the third quarter of 2013 and the sale of Riverside Energy Center.

Southeast:	2013	2012	Change	% Change
Commodity Margin (in millions)	$78	$83	$(5)	(6)
Commodity Margin per MWh generated	$16.97	$14.26	$2.71	19

MWh generated (in thousands)	4,597	5,821	(1,224)	(21)
Average availability	97.4%	98.3%	(0.9)%	(1)
Average total MW in operation	5,236	6,083	(847)	(14)
Average capacity factor, excluding peakers	40.7%	48.4%	(7.7)%	(16)
Steam Adjusted Heat Rate	7,388	7,325	(63)	(1)

Southeast — Excluding a decrease of $20 million resulting from the sale of Broad River in December 2012 which was also the driver of an 847 MW, or 14%, decrease in our average total MW in operation, Commodity Margin in our Southeast segment increased by $15 million for the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to higher revenue from a new contract which became effective in January 2013 and was partially offset by weaker market conditions resulting from milder weather and higher natural gas prices which drove a reversal of coal-to-gas switching during the third quarter of 2013 compared to the same period in 2012. Generation decreased 21% due to weaker market conditions during the third quarter of 2013 and the sale of Broad River.

Commodity Margin by Segment for the Nine Months Ended September 30, 2013 and 2012
The following tables show our Commodity Margin and related operating performance metrics by segment for the nine months ended September 30, 2013 and 2012 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2013	2012	Change	% Change
Commodity Margin (in millions)	$737	$748	$(11)	(1)
Commodity Margin per MWh generated	$28.62	$30.90	$(2.28)	(7)

MWh generated (in thousands)	25,751	24,211	1,540	6
Average availability	91.9%	91.2%	0.7%	1
Average total MW in operation	6,902	6,739	163	2
Average capacity factor, excluding peakers	61.1%	58.7%	2.4%	4
Steam Adjusted Heat Rate	7,335	7,267	(68)	(1)

West — Commodity Margin in our West segment decreased by $11 million, or 1%, for the nine months ended September 30, 2013 compared to the same period in 2012. During the nine months ended September 30, 2013, Commodity Margin was positively impacted by our contracted Russell City and Los Esteros power plants which commenced commercial operations during the third quarter of 2013 and were also the primary drivers of a 163 MW, or 2%, increase in our average total MW in operation. The increase in Commodity Margin was also due to higher revenue from a tolling contract which became effective in January 2013 and stronger market conditions resulting from lower hydroelectric generation, warmer weather and the impact of the January 1, 2013 implementation of the AB 32 carbon market, all of which positively impacted our natural gas-fired power plants and our Geysers Assets, which are based on absolute power price, during the nine months ended September 30, 2013 compared to the same period in 2012. However, these positive factors were fully offset by lower contribution from hedges during the nine months ended September 30, 2013 compared to the same period in 2012. Generation increased 6% period-over-period due primarily to our Russell City and Los Esteros power plants.

Texas:	2013	2012	Change	% Change
Commodity Margin (in millions)	$537	$472	$65	14
Commodity Margin per MWh generated	$21.29	$16.70	$4.59	27

MWh generated (in thousands)	25,224	28,257	(3,033)	(11)
Average availability	89.5%	90.4%	(0.9)%	(1)
Average total MW in operation	7,782	7,012	770	11
Average capacity factor, excluding peakers	49.5%	61.3%	(11.8)%	(19)
Steam Adjusted Heat Rate	7,193	7,149	(44)	(1)

Texas — Commodity Margin in our Texas segment increased by $65 million, or 14%, for the nine months ended September 30, 2013 compared to the same period in 2012, resulting from higher contribution from hedges and an increase in Commodity Margin resulting from the acquisition of Bosque Energy Center in November 2012 which was also the primary driver of the 770 MW, or 11%, increase in our average total MW in operation for the nine months ended September 30, 2013 compared to the same period in 2012. The overall period-over-period increase in Commodity Margin was partially offset by lower realized market Spark Spreads resulting from weaker market conditions during the nine months ended September 30, 2013 compared to the same period in 2012. Generation decreased 11% resulting from weaker market conditions during the nine months ended September 30, 2013 partially offset by the acquisition of Bosque Energy Center. Our average capacity factor decreased 19% resulting from lower generation at our legacy power plants during the nine months ended September 30, 2013 compared to the same period in 2012.

North:	2013	2012	Change	% Change
Commodity Margin (in millions)	$543	$591	$(48)	(8)
Commodity Margin per MWh generated	$41.90	$35.15	$6.75	19

MWh generated (in thousands)	12,958	16,815	(3,857)	(23)
Average availability	92.6%	90.5%	2.1%	2
Average total MW in operation	6,776	7,373	(597)	(8)
Average capacity factor, excluding peakers	45.4%	49.7%	(4.3)%	(9)
Steam Adjusted Heat Rate	7,994	7,918	(76)	(1)

North — Excluding a decrease of $64 million resulting from the sale of Riverside Energy Center in December 2012 which was also the primary driver of a 597 MW, or 8%, decrease in our average total MW in operation, Commodity Margin in our North segment increased by $16 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to higher regulatory capacity revenues, partially offset by weaker market conditions driven by milder weather and higher natural gas prices which drove a reversal of coal-to-gas switching during the nine months ended September 30, 2013 compared to the same period in 2012. Generation decreased 23% due to weaker market conditions during the nine months ended September 30, 2013 and the sale of Riverside Energy Center.

Southeast:	2013	2012	Change	% Change
Commodity Margin (in millions)	$162	$212	$(50)	(24)
Commodity Margin per MWh generated	$13.40	$11.95	$1.45	12

MWh generated (in thousands)	12,092	17,744	(5,652)	(32)
Average availability	95.6%	94.4%	1.2%	1
Average total MW in operation	5,236	6,083	(847)	(14)
Average capacity factor, excluding peakers	36.0%	49.6%	(13.6)%	(27)
Steam Adjusted Heat Rate	7,364	7,302	(62)	(1)

Southeast — Excluding a decrease of $44 million resulting from the sale of Broad River in December 2012 which was also the driver of an 847 MW, or 14%, decrease in our average total MW in operation, Commodity Margin in our Southeast segment decreased by $6 million for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily due to weaker market conditions resulting from milder weather and higher natural gas prices which drove a reversal of coal-to-gas switching during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in Commodity Margin was partially offset by higher revenue from a new contract which became effective in January 2013. Generation decreased 32% due to weaker market conditions during the nine months ended September 30, 2013 and the sale of Broad River.

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
Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. As we define it, Adjusted EBITDA represents EBITDA adjusted for the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, any unrealized gains or losses from accounting for derivatives, adjustments to exclude the Adjusted EBITDA related to the noncontrolling interest, stock-based compensation expense, operating lease expense, non-cash gains and losses from foreign currency translations, major maintenance expense, gains or losses on the repurchase or extinguishment of debt, non-cash GAAP-related adjustments to levelize revenues from tolling contracts and any extraordinary, unusual or non-recurring items plus adjustments to reflect the Adjusted EBITDA from our unconsolidated investments. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.
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

The tables below provide a reconciliation of Adjusted EBITDA to our income from operations on a segment basis and to net income attributable to Calpine on a consolidated basis for the periods indicated (in millions).

	Three Months Ended September 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net income attributable to Calpine						$306
Income tax expense						110
Other (income) expense, net						7
Interest expense, net of interest income						174
Income from operations	$201	$202	$160	$33	$1	$597
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	56	42	33	18	—	149
Major maintenance expense	10	13	5	5	—	33
Operating lease expense	3	—	6	—	—	9
Unrealized (gain) loss on commodity derivative mark-to-market activity	(34)	13	(7)	(15)	—	(43)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(6)	—	6	—	—	—
Stock-based compensation expense	2	3	1	2	—	8
Loss on dispositions of assets	—	—	—	1	—	1
Acquired contract amortization	—	—	4	—	—	4
Other	27	1	7	10	(1)	44
Total Adjusted EBITDA	$259	$274	$215	$54	$—	$802

	Three Months Ended September 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net income attributable to Calpine						$437
Income tax expense						81
Other (income) expense, net						6
Interest expense, net of interest income						181
Income from operations	$131	$370	$149	$53	$2	$705
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	52	35	33	21	(1)	140
Major maintenance expense	13	6	9	3	—	31
Operating lease expense	3	—	6	—	—	9
Unrealized (gain) loss on commodity derivative mark-to-market activity	36	(244)	17	(28)	—	(219)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)	—	—	7	—	—	7
Stock-based compensation expense	2	2	1	1	—	6
Loss on dispositions of assets	1	3	2	—	(1)	5
Acquired contract amortization	—	—	4	—	—	4
Other	6	1	8	3	—	18
Total Adjusted EBITDA	$244	$173	$236	$53	$—	$706

	Nine Months Ended September 30, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net income attributable to Calpine						$111
Income tax expense						12
Debt extinguishment costs and other (income) expense, net						83
Interest expense, net of interest income						517
Income from operations	$272	$143	$291	$16	$1	$723
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	159	129	98	56	(1)	441
Major maintenance expense	55	83	21	23	—	182
Operating lease expense	7	—	19	—	—	26
Unrealized (gain) loss on commodity derivative mark-to-market activity	4	3	(3)	(19)	—	(15)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(6)	—	19	—	—	13
Stock-based compensation expense	6	13	4	5	—	28
Loss on dispositions of assets	1	3	—	1	—	5
Acquired contract amortization	—	—	11	—	—	11
Other	9	1	4	3	—	17
Total Adjusted EBITDA	$507	$375	$464	$85	$—	$1,431

	Nine Months Ended September 30, 2012
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net income attributable to Calpine						$99
Income tax expense						23
Debt extinguishment costs and other (income) expense, net						26
Loss on interest rate derivatives						14
Interest expense, net of interest income						545
Income from operations	$183	$205	$298	$18	$3	$707
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	151	104	99	67	(2)	419
Major maintenance expense	58	53	31	16	—	158
Operating lease expense	7	—	19	—	—	26
Unrealized (gain) loss on commodity derivative mark-to-market activity	88	(51)	6	6	—	49
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)	—	—	23	—	—	23
Stock-based compensation expense	6	6	3	4	—	19
Loss on dispositions of assets	2	4	3	1	(1)	9
Acquired contract amortization	—	—	11	—	—	11
Other	(1)	2	7	5	—	13
Total Adjusted EBITDA	$494	$323	$500	$117	$—	$1,434
____________

(1)	Depreciation and amortization expense on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(2)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments include unrealized (gain) loss on mark-to-market activity of nil for each of the three and nine months ended September 30, 2013 and 2012.

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
Liquidity
The following table provides a summary of our liquidity position at September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents, corporate(1)	$829	$1,153
Cash and cash equivalents, non-corporate	195	131
Total cash and cash equivalents	1,024	1,284
Restricted cash	248	253
Corporate Revolving Facility availability	756	757
CDHI letter of credit facility availability(2)	—	—
Total current liquidity availability	$2,028	$2,294
____________

(1)	Includes $22 million and $11 million of margin deposits posted with us by our counterparties at September 30, 2013 and December 31, 2012, respectively.

(2)
As a result of the completion of the sale of Riverside Energy Center, LLC, a wholly-owned subsidiary of CDHI, on December 31, 2012, we are required to cash collateralize letters of credit issued in excess of $225 million until replacement collateral is contributed to the CDHI collateral package, which we are in the process of arranging. At September 30, 2013, we had $4 million in outstanding letters of credit issued in excess of $225 million under our CDHI letter of credit facility that were collateralized by cash. We do not believe that this change will have a material impact on our liquidity.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of October 18, 2013, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $370 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $189 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at October 18, 2013, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $54 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $43 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
In order to effectively manage our future Commodity Margin, historically we have economically hedged a portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions; however, we currently remain susceptible to significant price movements for 2014 and beyond. In addition to the price of natural gas, the future impact on our Commodity Margin is highly dependent on other factors such as:

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
Our letters of credit, capital management, construction, modernizations and growth initiatives are further discussed below.
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Corporate Revolving Facility	$244	$243
CDHI	229	253
Various project financing facilities	152	130
Total	$625	$626
Capital Management and Significant Financing Transactions
In connection with our goals of enhancing long-term shareholder value and leveraging our three scale regions, we have completed, made progress toward completing or initiated certain key capital and financing transactions during 2013, as further described below.
Share Repurchase Program
Having previously authorized $600 million in repurchases of our common stock, in February 2013 our Board of Directors authorized the repurchase of an additional $400 million in shares of our common stock, bringing the cumulative authorization total to $1.0 billion. We completed the repurchase of the additional $400 million authorization in July 2013. Over the course of the aggregate $1.0 billion share repurchase program, we repurchased a total of 55,010,043 shares of our outstanding common stock at an average price of $18.18 per share. Under a new $100 million share repurchase authorization approved by our Board of Directors in August 2013, we have repurchased a total of 4,696,117 shares of our common stock for approximately $92 million at an average price of $19.51 per share as of the filing of this Report. In November 2013, our Board of Directors approved an additional $1.0 billion multi-year share repurchase authorization.
First Lien Term Loans Repricing
In February 2013, we repriced our First Lien Term Loans by lowering the LIBOR floor by 0.25% to 1.0% and lowering the margin over LIBOR by 0.25% to 3.0%. We estimate that this repricing will lower our annual interest expense by approximately $12 million.
CCFC Refinancing
On May 3, 2013, CCFC, our indirect, wholly-owned subsidiary, entered into a credit agreement providing for a first lien senior secured term loan facility comprised of (i) a $900 million 7-year term loan and (ii) a $300 million 8.5-year term loan. CCFC utilized the proceeds received from the CCFC Term Loans to redeem the CCFC Notes which converted $1.0 billion in fixed rate debt to lower variable rate debt and extended the maturity. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further description of our CCFC Term Loans and costs incurred associated with the redemption of the CCFC Notes.
Corporate Revolving Facility Amendment
On June 27, 2013, we amended our Corporate Revolving Facility which lowered our costs and extended the maturity by more than two and half years. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further description of the amendment to our Corporate Revolving Facility.
2020 First Lien Term Loan, 2022 First Lien Notes and Repayment of the 2017 First Lien Notes
In October 2013, we launched a tender offer to repay our 2017 First Lien Notes with the proceeds from our 2020 First Lien Term Loan and 2022 First Lien Notes which will lower our annual interest expense and extend the maturity of approximately $1.1 billion in debt. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further description of our 2020 First Lien Term Loan, 2022 First Lien Notes and repayment of our 2017 First Lien Notes.
2024 First Lien Notes
On October 31, 2013, we issued $490 million in aggregate principal amount of our 2024 First Lien Notes which we plan to use to redeem 10% of the original aggregate principal amount of our 2019 First Lien Notes, 2020 First Lien Notes, 2021 First Lien Notes and 2023 First Lien Notes at a redemption price of 103% of the principal amount redeemed, plus accrued and unpaid interest. The redemption will reduce our overall cost of debt and is expected to be completed in the fourth quarter of 2013. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further description of our 2024 First Lien Notes.
Construction, Modernizations and Growth Initiatives
We remain focused on our goal to continue to grow our presence in core markets with an emphasis on expansions or modernizations of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we will actively seek divestiture opportunities on our non-core assets if those opportunities meet our financial expectations. In addition, we believe that turbine modernizations and expansions to our current assets or using existing equipment offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. Our significant projects under construction, turbine modernizations and growth initiatives are discussed below.
West:
Russell City Energy Center — Our Russell City Energy Center commenced commercial operations in August 2013 which brought on line approximately 429 MW of net interest baseload capacity (464 MW with peaking capacity) representing our 75% share. Russell City Energy Center is contracted to deliver its full output to PG&E under a ten-year PPA.
Los Esteros Critical Energy Facility — During 2009, we and PG&E negotiated a new PPA to replace the existing California Department of Water Resources contract and facilitate the modernization of our Los Esteros Critical Energy Facility from a 188 MW simple-cycle generation power plant to a 309 MW combined-cycle generation power plant, which has increased the efficiency and environmental performance of the power plant by lowering the Heat Rate. Our Los Esteros Critical Energy Facility commenced commercial operations in August 2013.
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
Mankato Power Plant Expansion — We are proposing a 345 MW expansion of the Mankato Power Plant in response to a competitive resource acquisition process established by the Minnesota Public Utilities Commission (“MPUC”). The process, which will be managed via a contested case hearing, is intended to address an anticipated capacity shortfall in the Northern States Power service territory of up to 500 MW over the 2017 to 2019 time frame. The MPUC will evaluate proposals for intermediate and/or peaking capacity to meet all or part of the 500 MW needed. We expect that winning bidders will be identified in the first quarter of 2014.
PJM Development Opportunities — We are currently evaluating development opportunities in the PJM market area. Our 158 MW Deepwater power plant, which is currently scheduled to be decommissioned, presents an opportunity to leverage the existing infrastructure to add approximately 370 MW of new combined-cycle capacity to our fleet. In addition, we are evaluating adding up to 760 MW of additional capacity on the site where our York power plant is located. These projects are continuing to advance entitlements (permits, zoning, transmission, etc.) for their potential development at a future date.
All Segments:
Turbine Modernization — We continue to move forward with our turbine modernization program. Through September 30, 2013, we have completed the upgrade of twelve Siemens and eight GE turbines totaling approximately 200 MW and have committed to upgrade approximately four additional turbines. Similarly, we have the opportunity at several of our power plants in Texas to implement further turbine modernizations to add as much as 300 MW of incremental capacity across the region at attractive prices. Our decision to invest in these turbine modernizations depends upon, among other things, further clarity on market design reforms currently being considered by the PUCT.
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

•	We entered into a 100 MW financial PPA with a counterparty in PJM which commences in November 2013 and extends through 2016.

•
We entered into a new five-year PPA commencing in 2014 for approximately 50 MW and extended the existing steam agreement for ten years beyond 2016 with Celanese Ltd for power and steam generated from our Clear Lake Power Plant.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2012, our consolidated federal NOLs totaled approximately $7.3 billion.
Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2013 and 2012 (in millions):

	2013	2012
Beginning cash and cash equivalents	$1,284	$1,252
Net cash provided by (used in):
Operating activities	415	608
Investing activities	(468)	(701)
Financing activities	(207)	(62)
Net decrease in cash and cash equivalents	(260)	(155)
Ending cash and cash equivalents	$1,024	$1,097
Net Cash Provided By Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2013, was $415 million compared to $608 million for the nine months ended September 30, 2012. The decrease was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, decreased by $29 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants and unrealized mark-to-market activity.

•
Working capital employed — Working capital employed increased by approximately $150 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, after adjusting for debt related balances and non-hedging interest rate swaps which did not impact cash provided by operating activities. The increase was primarily due to higher net accounts receivable and accounts payable balances and margin deposits due to increased revenues and prices combined with higher inventory balances resulting from purchases of environmental allowances.

•
Debt extinguishment payments — In June 2013, we made cash payments of $40 million associated with the redemption of the CCFC Notes compared to cash payments of $12 million in March 2012 associated with the purchase of two of the three third party interests in GEC Holdings, LLC.

Our decrease in cash provided by operating activities was partially offset by:

•
Interest paid — Cash paid for interest decreased by $18 million to $547 million for the nine months ended September 30, 2013, compared to $565 million for the nine months ended September 30, 2012. The decrease was primarily due to the replacement of 10% of our fixed interest rate First Lien Notes with a corporate level term loan at a variable interest rate, the re-pricing of our First Lien Term Loans and the repayment of project debt.

Net Cash Used In Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 was $468 million compared to $701 million for the nine months ended September 30, 2012. The difference was primarily due to:

•
Settlement of non-hedging interest rate swaps — During the nine months ended September 30, 2012, we terminated our legacy interest rate swaps formerly hedging our First Lien Credit Facility resulting in payments of approximately $156 million. We made no similar payments during the nine months ended September 30, 2013.

•
Capital expenditures — Capital expenditures for the nine months ended September 30, 2013 were $472 million, a decrease of $37 million, compared to expenditures of $509 million for the nine months ended September 30, 2012. The decrease was primarily due to timing on our construction projects and turbine modernization program.

•
Restricted cash — Restricted cash decreased $5 million for the nine months ended September 30, 2013, compared to an increase of $32 million for the nine months ended September 30, 2012. The decrease was primarily due to the release of cash collateral previously posted under our CDHI letter of credit facility.

•
Transmission credits — During the nine months ended September 30, 2012, we paid $12 million for transmission credits related to the construction of our Russell City Energy Center. We made no similar payments during the nine months ended September 30, 2013.

Net Cash Used In Financing Activities
Cash used in financing activities increased by $145 million to $207 million for the nine months ended September 30, 2013, compared to cash used in financing activities of $62 million for the nine months ended September 30, 2012. The increase was primarily due to:

•
Stock repurchases — During the nine months ended September 30, 2013, we made payments of approximately $462 million to repurchase our common stock as compared to $308 million during the nine months ended September 30, 2012.

•
Lower proceeds from project debt — During the nine months ended September 30, 2013, we received proceeds of approximately $139 million from project debt, compared to $312 million during the nine months ended September 30, 2012. The decrease was related to lower draws on our Russell City and Los Esteros project debt.

•
Increased finance costs — During the nine months ended September 30, 2013, we incurred finance costs of approximately $27 million, compared to approximately $6 million during the nine months ended September 30, 2012. The increase was primarily due to the CCFC Term Loans and the re-pricing of our First Lien Term Loans.

Our increase in cash used in financing activities was partially offset by the following:

•
Stock option proceeds — During the nine months ended September 30, 2013, we received proceeds from exercises of stock options of approximately $19 million, compared to $4 million during the nine months ended September 30, 2012.

•
CCFC refinancing — During the nine months ended September 30, 2013, we received proceeds of approximately $1.2 billion under the CCFC Term Loans and used approximately $1.0 billion to repay the CCFC Notes, for net proceeds of $197 million.

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
On October 8, 2013, we executed an agreement to purchase the remaining third party equity interest in GEC Holdings, LLC. The closing of this transaction is subject to FERC approval.

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
We conduct our hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk estimates and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions that lock in a margin. We also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Changes in fair value of commodity positions that do not qualify for or we do not elect either hedge accounting or the normal purchase normal sale exemption are recognized currently in earnings and are separately stated on our Consolidated Condensed Statements of Operations in unrealized mark-to-market gain/loss as a component of operating revenues (for power and environmental product contracts and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas contracts, swaps and options). Our future hedged status and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, senior management and Board of Directors.
In order to simplify our reporting, we elected to discontinue the application of hedge accounting treatment during the first quarter of 2012 for all commodity derivatives, including the remaining commodity derivatives previously accounted for as cash flow hedges. Accordingly, prospective changes in fair value from the date of this election are reflected in unrealized mark-to-market activity on our Consolidated Condensed Statements of Operations and could create volatility in our earnings. The fair value of our commodity derivative instruments residing in AOCI during the previous application of hedge accounting was reclassified to earnings during 2012 as the related economic transactions affected earnings or the forecasted transaction became probable of not occurring.
At any point in time, the relative quantity of our products hedged or sold under longer-term contracts is determined by the availability of forward product sales opportunities and our view of the attractiveness of the pricing available for forward sales. Historically, we have economically hedged a portion of our expected generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions; however, we currently remain susceptible to significant price movements for 2014 and beyond. When we elect to enter into these transactions, we are able to economically hedge a portion of our Spark Spread at pre-determined generation and price levels.
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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $0.6 billion at September 30, 2013, when compared to approximately $0.4 billion at December 31, 2012, and our derivative liabilities have increased to approximately $0.8 billion at September 30, 2013, compared to approximately $0.6 billion at December 31, 2012. At September 30, 2013, the fair value of our level 3 derivative assets and liabilities represent only a small portion of our total assets and liabilities measured at fair value (approximately 1%). See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2013, through September 30, 2013, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2013	$(17)	$(196)	$(213)
Items recognized or otherwise settled during the period(1)(2)	(17)	28	11
Fair value attributable to new contracts	(56)	—	(56)
Changes in fair value attributable to price movements	40	34	74
Changes in fair value attributable to nonperformance risk	—	(2)	(2)
Fair value of contracts outstanding at September 30, 2013(3)	$(50)	$(136)	$(186)
__________

(1)
Commodity contract settlements consist of roll-off of previously recognized gains on contracts not designated as hedging instruments of $77 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $60 million related to current period gains from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $21 million related to roll-off of losses from settlements of designated cash flow hedges and $7 million related to roll-off of losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

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
The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gain (loss)(1)
Commodity derivative instruments	$27	$113	$60	$325
Interest rate swaps	—	—	—	(157)
Total realized gain (loss)	$27	$113	$60	$168

Unrealized gain (loss)(2)
Commodity derivative instruments	$43	$219	$15	$(49)
Interest rate swaps	(5)	3	(1)	152
Total unrealized gain (loss)	$38	$222	$14	$103
Total mark-to-market activity, net	$65	$335	$74	$271
____________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized and unrealized gain (loss)
Derivatives contracts included in operating revenues	$18	$329	$(41)	$149
Derivatives contracts included in fuel and purchased energy expense	52	3	116	127
Interest rate swaps included in interest expense	(5)	3	(1)	9
Loss on interest rate derivatives	—	—	—	(14)
Total mark-to-market activity, net	$65	$335	$74	$271
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
The net fair value of outstanding derivative commodity instruments at September 30, 2013, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2013	2014-2015	2016-2017	After 2017	Total
Prices actively quoted	$10	$(17)	$(54)	$—	$(61)
Prices provided by other external sources	1	(10)	(1)	—	(10)
Prices based on models and other valuation methods	4	14	3	—	21
Total fair value	$15	$(13)	$(52)	$—	$(50)
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
The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2013 and 2012 (in millions):

	2013	2012
Three months ended September 30:
High	$67	$70
Low	$37	$57
Average	$46	$63
Nine months ended September 30:
High	$80	$70
Low	$33	$33
Average	$50	$52
As of September 30	$67	$62
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
Beginning in the fourth quarter of 2012 and into the third quarter of 2013, we have experienced diminished liquidity in the forward commodity markets resulting from a decrease in participation of counterparties in the marketplace with which to transact our hedging activities. Although this occurrence of diminished liquidity has not had a material adverse impact on our results of operations or financial condition, should these conditions persist, it could decrease our ability to hedge our forward commodity price risk and create volatility in our earnings.
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
We have concentrations of credit risk with a few of our commercial customers, primarily independent electric system operators, relating to our sales of power, steam and hedging and optimization activities. We believe that our credit policies and portfolio of transactions adequately monitor our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at September 30, 2013, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of September 30, 2013)	2013	2014-2015	2016-2017	After 2017	Total
Investment grade	$15	$(13)	$(52)	$—	$(50)
Non-investment grade	(1)	—	—	—	(1)
No external ratings	1	—	—	—	1
Total fair value	$15	$(13)	$(52)	$—	$(50)

Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. The following table summarizes the contract terms as well as the fair values of our debt instruments exposed to interest rate risk as of September 30, 2013. All outstanding balances and fair market values are shown gross of applicable premium or discount, if any (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value September 30, 2013
Debt by Maturity Date:
Fixed Rate	$7	$24	$10	$9	$1,087	$4,291	$5,428	$5,768
Average Interest Rate	9.0%	8.6%	5.4%	5.7%	7.2%	7.7%
Variable Rate	$15	$133	$133	$138	$508	$4,339	$5,266	$5,239
Average Interest Rate(1)	3.2%	3.0%	3.3%	4.3%	5.8%	7.0%
 ____________

(1)	Projection based upon anticipated LIBOR rates.
Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(12) million at September 30, 2013.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors

There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July	2,671,635	$21.05	2,670,839	$—
August	460,962	$19.11	—	$—
September	1,844,591	$19.28	—	$—
Total	4,977,188	$20.21	2,670,839	$—
___________

(1)
Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding obligations in cash. During the third quarter of 2013, we withheld a total of 4,663 shares that are included in total number of shares purchased.

(2)
Having previously authorized $600 million in repurchases of our common stock, in February 2013 our Board of Directors authorized the repurchase of an additional $400 million in shares of our common stock, bringing the cumulative authorization total to $1.0 billion. We completed the repurchase of the additional $400 million authorization in July 2013. Over the course of the aggregate $1.0 billion share repurchase program, we have repurchased a total of 55,010,043 shares of our outstanding common stock at an average price of $18.18 per share. Under a new $100 million share repurchase authorization approved by our Board of Directors in August 2013, we have repurchased a total of 4,696,117 shares of our common stock for approximately $92 million at an average price of $19.51 per share as of the filing of this Report. The shares were repurchased in open market transactions and are held as treasury stock. In November 2013, our Board of Directors approved an additional $1.0 billion multi-year share repurchase authorization.

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
Date: November 6, 2013

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