Form 10-Q
period 2014-03-31
CALPINE CORP
filed 2014-05-01
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 423,378,759 shares of common stock, par value $0.001, were outstanding as of April 28, 2014.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

i

DEFINITIONS
As used in this report for the quarter ended March 31, 2014 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION
2013 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014

2018 First Lien Term Loans	Collectively, the $1.3 billion first lien senior secured term loan dated March 9, 2011 and the $360 million first lien senior secured term loan dated June 17, 2011

2019 First Lien Notes	The $400 million aggregate principal amount of 8.0% senior secured notes due 2019, issued May 25, 2010

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

Average capacity factor, excluding peakers
A measure of total actual power generation as a percent of total potential power generation. It is calculated by dividing (a) total MWh generated by our power plants, excluding peakers, by (b) the product of multiplying (i) the average total MW in operation, excluding peakers, during the period by (ii) the total hours in the period

ABBREVIATION	DEFINITION
Btu	British thermal unit(s), a measure of heat content

CAA	Federal Clean Air Act, U.S. Code Title 42, Chapter 85

CAISO	California Independent System Operator

Calpine Equity Incentive Plans	Collectively, the Director Plan and the Equity Plan, which provide for grants of equity awards to Calpine non-union employees and non-employee members of Calpine’s Board of Directors

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

CARB	California Air Resources Board

CCFC	Calpine Construction Finance Company, L.P., an indirect, wholly-owned subsidiary of Calpine

CCFC Notes	The $1.0 billion aggregate principal amount of 8.0% senior secured notes due 2016, issued May 19, 2009

CCFC Term Loans
Collectively, the $900 million first lien senior secured term loan and the $300 million first lien senior secured term loan entered into on May 3, 2013, and the $425 million first lien senior secured term loan entered into on February 26, 2014, between CCFC, as borrower, and Goldman Sachs Lending Partners, LLC, as administrative agent and as collateral agent, and the lenders party thereto

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
Non-GAAP financial measure that includes power and steam revenues, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, environmental compliance expense, and realized settlements from our marketing, hedging, optimization and trading activities including natural gas transactions hedging future power sales, but excludes the unrealized portion of our mark-to-market activity and other revenues

Commodity revenue
The sum of our revenues from power and steam sales, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and realized settlements from our marketing, hedging, optimization and trading activities, but excludes the unrealized portion of our mark-to-market activity

Company	Calpine Corporation, a Delaware corporation, and its subsidiaries

ABBREVIATION	DEFINITION
Corporate Revolving Facility
The $1.0 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, and was amended on June 27, 2013, among Calpine Corporation, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, the lenders party thereto and the other parties thereto

CPUC	California Public Utilities Commission

Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

EBITDA	Net income (loss) attributable to Calpine before net (income) loss attributable to the noncontrolling interest, interest, taxes, depreciation and amortization

EPA	U.S. Environmental Protection Agency

Equity Plan	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan

ERCOT	Electric Reliability Council of Texas

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2019 First Lien Notes, the 2020 First Lien Notes, the 2021 First Lien Notes, the 2022 First Lien Notes, the 2023 First Lien Notes and the 2024 First Lien Notes

First Lien Term Loans	Collectively, the 2018 First Lien Term Loans, the 2019 First Lien Term Loan and the 2020 First Lien Term Loan

GE	General Electric International, Inc.

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s)

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NOL(s)	Net operating loss(es)

ABBREVIATION	DEFINITION
NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OTC	Over-the-Counter

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

PUCT	Public Utility Commission of Texas

REC(s)	Renewable energy credit(s)

Risk Management Policy
Calpine’s policy applicable to all employees, contractors, representatives and agents that defines the risk management framework and corporate governance structure for commodity risk, interest rate risk, currency risk and other risks

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

TSR	Total shareholder return

U.S. GAAP	Generally accepted accounting principles in the U.S.

VAR	Value-at-risk

VIE(s)	Variable interest entity(ies)

Whitby
Whitby Cogeneration Limited Partnership, a 50% partnership interest between certain of our subsidiaries and a third party that operates Whitby, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada

v

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

•
Risks related to our geothermal resources, including the adequacy of our steam reserves, unusual or unexpected steam field well and pipeline maintenance requirements, variables associated with the injection of water to the steam reservoir and potential regulations or other requirements related to seismicity concerns that may delay or increase the cost of developing or operating geothermal resources;

•	The unknown future impact on our business from the Dodd-Frank Act and the rules to be promulgated thereunder;

•	Competition, including risks associated with marketing and selling power in the evolving energy markets;

•	Structural changes in the supply and demand of power, resulting from the development of new fuels or technologies and demand-side management tools;

•	The expiration or early termination of our PPAs and the related results on revenues;

•	Future capacity revenues may not occur at expected levels;

•	Natural disasters, such as hurricanes, earthquakes and floods, acts of terrorism or cyber attacks that may impact our power plants or the markets our power plants serve and our corporate headquarters;

•	Disruptions in or limitations on the transportation of natural gas, fuel oil and transmission of power;

•	Our ability to manage our customer and counterparty exposure and credit risk, including our commodity positions;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions; and

•	Other risks identified in this Report and in our 2013 Form 10-K.

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

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$2,048	$1,308
Unrealized mark-to-market (loss)	(86)	(71)
Other revenue	3	4
Operating revenues	1,965	1,241
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,370	835
Unrealized mark-to-market (gain)	(13)	(14)
Fuel and purchased energy expense	1,357	821
Plant operating expense	265	227
Depreciation and amortization expense	153	146
Sales, general and other administrative expense	33	33
Other operating expenses	22	18
Total operating expenses	1,830	1,245
(Income) from unconsolidated investments in power plants	(9)	(8)
Income from operations	144	4
Interest expense	166	176
Interest (income)	(1)	(2)
Other (income) expense, net	11	5
Loss before income taxes	(32)	(175)
Income tax benefit	(19)	(50)
Net loss	(13)	(125)
Net income attributable to the noncontrolling interest	(4)	—
Net loss attributable to Calpine	$(17)	$(125)

Basic and diluted loss per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	420,105	451,706
Net loss per common share attributable to Calpine — basic and diluted	$(0.04)	$(0.28)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net loss	$(13)	$(125)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net loss	(13)	4
Reclassification adjustment for loss on cash flow hedges realized in net loss	13	9
Foreign currency translation loss	(6)	(2)
Income tax benefit	—	1
Other comprehensive income (loss)	(6)	12
Comprehensive loss	(19)	(113)
Comprehensive (income) attributable to the noncontrolling interest	(4)	(1)
Comprehensive loss attributable to Calpine	$(23)	$(114)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($70 and $242 attributable to VIEs)	$515	$941
Accounts receivable, net of allowance of $5 and $5	627	552
Margin deposits and other prepaid expense	293	309
Restricted cash, current ($115 and $100 attributable to VIEs)	195	203
Derivative assets, current	655	445
Inventory and other current assets	417	406
Total current assets	2,702	2,856
Property, plant and equipment, net ($4,568 and $4,191 attributable to VIEs)	13,598	12,995
Restricted cash, net of current portion ($70 and $68 attributable to VIEs)	71	69
Investments in power plants	85	93
Long-term derivative assets	174	105
Other assets	437	441
Total assets	$17,067	$16,559
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$607	$462
Accrued interest payable	93	162
Debt, current portion ($129 and $140 attributable to VIEs)	189	204
Derivative liabilities, current	728	451
Other current liabilities	256	252
Total current liabilities	1,873	1,531
Debt, net of current portion ($3,322 and $2,923 attributable to VIEs)	11,286	10,908
Long-term derivative liabilities	230	243
Other long-term liabilities	266	309
Total liabilities	13,655	12,991

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 499,765,622 and 497,841,056 shares issued, respectively, and 423,242,107 and 429,038,988 shares outstanding, respectively	1	1
Treasury stock, at cost, 76,523,515 and 68,802,068 shares, respectively	(1,378)	(1,230)
Additional paid-in capital	12,400	12,389
Accumulated deficit	(7,503)	(7,486)
Accumulated other comprehensive loss	(166)	(160)
Total Calpine stockholders’ equity	3,354	3,514
Noncontrolling interest	58	54
Total stockholders’ equity	3,412	3,568
Total liabilities and stockholders’ equity	$17,067	$16,559

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net loss	$(13)	$(125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense(1)	164	158
Deferred income taxes	(13)	(7)
Unrealized mark-to-market activity, net	72	55
(Income) from unconsolidated investments in power plants	(9)	(8)
Return on unconsolidated investments in power plants	13	—
Stock-based compensation expense	10	8
Other	(2)	—
Change in operating assets and liabilities:
Accounts receivable	(75)	(45)
Derivative instruments, net	(87)	(36)
Other assets	29	(73)
Accounts payable and accrued expenses	106	(91)
Other liabilities	(72)	7
Net cash provided by (used in) operating activities	123	(157)
Cash flows from investing activities:
Purchases of property, plant and equipment	(119)	(176)
Purchase of Guadalupe Energy Center, net of cash	(656)	—
Decrease in restricted cash	6	54
Net cash used in investing activities	(769)	(122)
Cash flows from financing activities:
Borrowings under CCFC Term Loans	420	—
Repayment of CCFC Term Loans and First Lien Term Loans	(11)	(6)
Borrowings from project financing, notes payable and other	1	73
Repayments of project financing, notes payable and other	(43)	(36)
Financing costs	(10)	(9)
Stock repurchases	(140)	(75)
Proceeds from exercises of stock options	3	9
Other	—	1
Net cash provided by (used in) financing activities	220	(43)
Net decrease in cash and cash equivalents	(426)	(322)
Cash and cash equivalents, beginning of period	941	1,284
Cash and cash equivalents, end of period	$515	$962

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$225	$213
Income taxes	$8	$5

Supplemental disclosure of non-cash investing activities:
Change in capital expenditures included in accounts payable	$(9)	$17
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Condensed Statements of Operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2014
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
Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2013, included in our 2013 Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues, timing of major maintenance expense, variations resulting from the application of the method to calculate the provision for income tax for interim periods, volatility of commodity prices and unrealized gains and losses from commodity and interest rate derivative contracts.
Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures included in our Consolidated Condensed Financial Statements. Actual results could differ from those estimates.
Reclassifications — We have reclassified certain prior year amounts for comparative purposes. These reclassifications did not have a material impact on our financial condition, results of operations or cash flows.
Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts, which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $98 million and $292 million, respectively, that were subject to such project finance facilities and lease agreements.
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

The table below represents the components of our restricted cash as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014			December 31, 2013
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service(1)	$11	$41	$52	$11	$41	$52
Rent reserve	4	—	4	3	—	3
Construction/major maintenance	34	22	56	35	20	55
Security/project/insurance	146	6	152	151	6	157
Other	—	2	2	3	2	5
Total	$195	$71	$266	$203	$69	$272
___________

(1)
At both March 31, 2014 and December 31, 2013, amounts restricted for debt service included approximately $24 million of repurchase agreements with a financial institution containing maturity dates greater than one year.

Inventory — At March 31, 2014 and December 31, 2013, we had inventory of $361 million and $364 million, respectively. Inventory primarily consists of spare parts, stored natural gas and fuel oil, environmental products and natural gas exchange imbalances. Inventory, other than spare parts, is stated primarily at the lower of cost or market value under the weighted average cost method. Spare parts inventory is valued at weighted average cost and is expensed to plant operating expense or capitalized to property, plant and equipment as the parts are utilized and consumed.
Property, Plant and Equipment, Net — At March 31, 2014 and December 31, 2013, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2014	December 31, 2013	Depreciable Lives
Buildings, machinery and equipment(1)	$16,516	$15,838	3 – 47 Years
Geothermal properties	1,267	1,265	13 – 59 Years
Other	167	164	3 – 47 Years
	17,950	17,267
Less: Accumulated depreciation	5,046	4,897
	12,904	12,370
Land	109	103
Construction in progress	585	522
Property, plant and equipment, net	$13,598	$12,995
___________

(1)	The change from December 31, 2013 to March 31, 2014 can primarily be attributed to our acquisition of Guadalupe Energy Center on February 26, 2014.
Capitalized Interest — The total amount of interest capitalized was $6 million and $12 million for the three months ended March 31, 2014 and 2013, respectively.
Treasury Stock — During the three months ended March 31, 2014, we repurchased common stock with a value of $140 million and withheld shares with a value of $8 million to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees and net share employee stock options exercises under the Equity Plan.
New Accounting Standards and Disclosure Requirements
Income Taxes — In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted Accounting Standards Updated 2013-11 in the first quarter of 2014 which did not have a material impact on our financial condition, results of operations or cash flows.
Financial Reporting of Discontinued Operations — In April 2014, the FASB issued Accounting Standards Update 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”. The update limits discontinued operations reporting to disposals that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The standard also requires new disclosures related to components reported as discontinued operations, as well as components of an entity that were sold and do not meet the criteria for discontinued operations reporting. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We are currently assessing the future impact of this update, but we do not anticipate a material impact on our financial condition, results of operations or cash flows.

2.	Acquisition and Divestitures
Acquisition of Guadalupe Energy Center
On February 26, 2014, we, through our indirect, wholly-owned subsidiary Calpine Guadalupe GP, LLC, completed the purchase of a power plant owned by MinnTex Power Holdings, LLC with a nameplate capacity of 1,050 MW, for approximately $625 million, excluding working capital adjustments. The addition of this modern, natural gas-fired, combined-cycle power plant increased capacity in our Texas segment which is one of our core markets. The 110-acre site, located in Guadalupe County, Texas, which is northeast of San Antonio, Texas, includes two 525 MW generation blocks, each consisting of two GE 7FA combustion turbines, two heat recovery steam generators and one GE steam turbine. We also paid $15 million to acquire rights to an advanced development opportunity for an approximately 400 MW quick-start, natural gas-fired peaker. We funded the acquisition with $425 million in incremental CCFC Term Loans and cash on hand. See Note 4 for a further description of the incremental CCFC Term Loans. The purchase price was primarily allocated to property, plant and equipment. Although the purchase price allocation has not been finalized, we do not expect to record any material adjustments to the preliminary purchase price allocation nor do we expect to recognize any significant goodwill as a result of this acquisition. The pro forma incremental impact of Guadalupe Energy Center on our results of operations for the three months ended March 31, 2014 and 2013 is not material.
Sale of Six Southeast Power Plants
On April 17, 2014, we entered into a purchase and sale agreement, through our indirect wholly-owned subsidiaries, Calpine Project Holdings, Inc. and Calgen Expansion Company, LLC, to sell six of our power plants in the Southeast segment. The purchase and sale agreement allows for the sale of 100% of the limited liability company interests in (i) Mobile Energy LLC, (ii) Santa Rosa Energy Center, LLC, (iii) Carville Energy, LLC, (iv) Decatur Energy Center, LLC, (v) Columbia Energy LLC and (vi) Calpine Oneta Power, LLC and thereby sell assets comprising 3,498 MW of combined-cycle generation capacity in Oklahoma, Louisiana, Alabama, Florida and South Carolina for a purchase price of approximately $1.57 billion in cash, subject to working capital and other adjustments. The divestiture of these power plants will better align our asset base with our strategic focus on competitive wholesale markets. We expect to record a gain on sale of assets, net between approximately $725 million and $775 million depending upon the timing of closing which is targeted during the second quarter of 2014, subject to regulatory approvals. We expect to use existing federal and state NOLs to almost entirely offset the projected taxable gains from the sale.

The six power plants included in the transaction are as follows:

Plant Name	Plant Capacity		Location
Oneta Energy Center	1,134	MW	Broken Arrow, OK
Carville Energy Center(1)	501	MW	St. Gabriel, LA
Decatur Energy Center	795	MW	Decatur, AL
Hog Bayou Energy Center	237	MW	Mobile, AL
Santa Rosa Energy Center	225	MW	Pace, FL
Columbia Energy Center(1)	606	MW	Calhoun County, SC
Total	3,498	MW
___________

(1)	Indicates combined-cycle cogeneration power plant.

3.	Variable Interest Entities and Unconsolidated Investments in Power Plants
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the three months ended March 31, 2014. See Note 5 in our 2013 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 9,849 MW and 9,427 MW at March 31, 2014 and December 31, 2013, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of approximately $40 million and nil during the three months ended March 31, 2014 and 2013, respectively.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Condensed Balance Sheets. At March 31, 2014 and December 31, 2013, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of March 31, 2014	March 31, 2014	December 31, 2013
Greenfield LP	50%	$77	$76
Whitby	50%	8	17
Total investments in power plants		$85	$93
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At March 31, 2014 and December 31, 2013, equity method investee debt was approximately $376 million and $395 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $188 million and $198 million at March 31, 2014 and December 31, 2013, respectively.

Our equity interest in the net income from Greenfield LP and Whitby for the three months ended March 31, 2014 and 2013, is recorded in (income) from unconsolidated investments in power plants. The following table sets forth details of our (income) from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended March 31,
	2014	2013
Greenfield LP	$(5)	$(4)
Whitby	(4)	(4)
Total	$(9)	$(8)

Distributions from Greenfield LP were nil during each of the three months ended March 31, 2014 and 2013. Distributions from Whitby were $13 million and nil during the three months ended March 31, 2014 and 2013, respectively.
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

4.	Debt
At March 31, 2014 and December 31, 2013, our debt was as follows (in millions):

	March 31, 2014	December 31, 2013
First Lien Notes	$4,989	$4,989
First Lien Term Loans	2,821	2,828
Project financing, notes payable and other	1,865	1,901
CCFC Term Loans	1,607	1,191
Capital lease obligations	193	203
Subtotal	11,475	11,112
Less: Current maturities	189	204
Total long-term debt	$11,286	$10,908
Our effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, decreased to 6.2% for the three months ended March 31, 2014, from 7.0% for the three months ended March 31, 2013. The issuance of our CCFC Term Loans, 2022 First Lien Notes, 2024 First Lien Notes and 2020 First Lien Term Loan in 2013 allowed us to reduce our overall cost of debt by replacing our CCFC Notes and a portion of our First Lien Notes with debt carrying lower interest rates.
First Lien Notes
Our First Lien Notes are summarized in the table below (in millions):

	March 31, 2014	December 31, 2013
2019 First Lien Notes	$320	$320
2020 First Lien Notes	875	875
2021 First Lien Notes	1,600	1,600
2022 First Lien Notes	744	744
2023 First Lien Notes	960	960
2024 First Lien Notes	490	490
Total First Lien Notes	$4,989	$4,989

First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions):

	March 31, 2014	December 31, 2013
2018 First Lien Term Loans	$1,610	$1,614
2019 First Lien Term Loan	822	824
2020 First Lien Term Loan	389	390
Total First Lien Term Loans	$2,821	$2,828
CCFC Term Loans
In February 2014, we executed an amendment to the credit agreement associated with the CCFC Term Loans, which allowed us to issue $425 million in incremental CCFC Term Loans to fund a portion of the purchase price paid in connection with the closing of our acquisition of Guadalupe Energy Center on February 26, 2014. Guadalupe Energy Center was purchased by Calpine Guadalupe GP, LLC, a wholly-owned subsidiary of CCFC. The incremental term loans carry substantially the same terms and conditions as the $300 million in aggregate principal amount of CCFC Term Loans issued in June 2013. The incremental term loans were offered to investors at an issue price equal to 98.75% of face value.
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Corporate Revolving Facility(1)	$239	$242
CDHI	240	218
Various project financing facilities	170	170
Total	$649	$630
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
CDHI
During the first quarter of 2014, we amended our CDHI letter of credit facility to lower our fees and extend the maturity to January 2, 2018.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative U.S. GAAP provisions of the fair value option for recording financial assets and financial liabilities. The following table details the fair values and carrying values of our debt instruments at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Notes	$5,418	$4,989	$5,317	$4,989
First Lien Term Loans	2,826	2,821	2,845	2,828
Project financing, notes payable and other(1)	1,751	1,743	1,772	1,766
CCFC Term Loans	1,590	1,607	1,179	1,191
Total	$11,585	$11,160	$11,113	$10,774
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

We measure the fair value of our First Lien Notes, First Lien Term Loans and CCFC Term Loans using market information, including quoted market prices or dealer quotes for the identical liability when traded as an asset (categorized as level 2). We measure the fair value of our project financing, notes payable and other debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$717	$—	$—	$717
Margin deposits	235	—	—	235
Commodity instruments:
Commodity exchange traded futures and swaps contracts	717	—	—	717
Commodity forward contracts(2)	—	69	36	105
Interest rate swaps	—	7	—	7
Total assets	$1,669	$76	$36	$1,781
Liabilities:
Margin deposits posted with us by our counterparties	$18	$—	$—	$18
Commodity instruments:
Commodity exchange traded futures and swaps contracts	684	—	—	684
Commodity forward contracts(2)	—	120	28	148
Interest rate swaps	—	126	—	126
Total liabilities	$702	$246	$28	$976

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,134	$—	$—	$1,134
Margin deposits	261	—	—	261
Commodity instruments:
Commodity exchange traded futures and swaps contracts	434	—	—	434
Commodity forward contracts(2)	—	75	32	107
Interest rate swaps	—	9	—	9
Total assets	$1,829	$84	$32	$1,945
Liabilities:
Margin deposits posted with us by our counterparties	$5	$—	$—	$5
Commodity instruments:
Commodity exchange traded futures and swaps contracts	495	—	—	495
Commodity forward contracts(2)	—	52	18	70
Interest rate swaps	—	129	—	129
Total liabilities	$500	$181	$18	$699
___________

(1)
As of March 31, 2014 and December 31, 2013, we had cash equivalents of $478 million and $889 million included in cash and cash equivalents and $239 million and $245 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

At March 31, 2014, the derivative instruments classified as level 3 primarily included financial power congestion products which settle on the price differential between two power delivery locations, at least one of which is deemed unobservable. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices; however, given the nature of our net derivative position, we do not believe that a significant change in market commodity prices would have a material impact on our level 3 net fair value. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at March 31, 2014 and December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2014
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
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$14	$16
Realized and unrealized gains (losses):
Included in net loss:
Included in operating revenues(1)	(10)	1
Included in fuel and purchased energy expense(2)	5	—
Purchases and settlements:
Purchases	1	—
Settlements	(3)	(3)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—
Transfers out of level 3(5)	1	(1)
Balance, end of period	$8	$13
Change in unrealized gains (losses) relating to instruments still held at end of period	$(5)	$1
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three months ended March 31, 2014 and 2013.

(4)	There were no transfers out of level 2 into level 3 for each of the three months ended March 31, 2014 and 2013.

(5)
We had $1 million in losses and $1 million in gains transferred out of level 3 into level 2 for the three months ended March 31, 2014 and 2013, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities, as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management, related to our commodity derivative portfolio which exposes us to certain market risks that are segregated from the market risks of our underlying asset portfolio. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our realized and unrealized trading gains and losses were not material for the three months ended March 31, 2014 and 2013.
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of March 31, 2014, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 10 years.
As of March 31, 2014 and December 31, 2013, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify or were not designated under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	March 31, 2014	December 31, 2013
Power (MWh)	(29)	(29)
Natural gas (MMBtu)	541	448
Environmental credits (Tonnes)	2	—
Interest rate swaps	$1,517	$1,527
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of March 31, 2014, was $58 million for which we have posted collateral of $7 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that $1 million additional collateral would be required and that no counterparty could request immediate, full settlement.
Accounting for Derivative Instruments
We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption. For transactions in which we elect the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Condensed Statements of Operations until the period of delivery. Revenues and fuel costs derived from instruments that qualified for hedge accounting or represent an economic hedge are recorded in the same financial statement line item as the item being hedged. Hedge accounting requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We present the cash flows from our derivatives in the same category as the item being hedged (or economically hedged) within operating activities or investing activities on our Consolidated Condensed Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.

Cash Flow Hedges — We report the effective portion of the unrealized gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, we did not have any commodity derivative instruments designated as cash flow hedges. Gains and losses due to ineffectiveness on interest rate hedging instruments are recognized currently in earnings as a component of interest expense. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value are recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction impacts earnings or until it is determined that the forecasted transaction is probable of not occurring.
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
Derivatives Included on Our Consolidated Condensed Balance Sheets
The following tables present the fair values of our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$655	$—	$655
Long-term derivative assets	167	7	174
Total derivative assets	$822	$7	$829

Current derivative liabilities	$681	$47	$728
Long-term derivative liabilities	151	79	230
Total derivative liabilities	$832	$126	$958
Net derivative liabilities	$(10)	$(119)	$(129)

	December 31, 2013
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$445	$—	$445
Long-term derivative assets	96	9	105
Total derivative assets	$541	$9	$550

Current derivative liabilities	$404	$47	$451
Long-term derivative liabilities	161	82	243
Total derivative liabilities	$565	$129	$694
Net derivative liabilities	$(24)	$(120)	$(144)

	March 31, 2014		December 31, 2013
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$7	$113	$9	$115
Total derivatives designated as cash flow hedging instruments	$7	$113	$9	$115

Derivatives not designated as hedging instruments:
Commodity instruments	$822	$832	$541	$565
Interest rate swaps	—	13	—	14
Total derivatives not designated as hedging instruments	$822	$845	$541	$579
Total derivatives	$829	$958	$550	$694
We elected not to offset fair value amounts recognized as derivative instruments on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements or other contractual netting provisions negotiated with the counterparty. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$717	$(669)	$(48)	$—
Commodity forward contracts	105	(78)	—	27
Interest rate swaps	7	—	—	7
Total derivative assets	$829	$(747)	$(48)	$34
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(684)	$669	$15	$—
Commodity forward contracts	(148)	78	7	(63)
Interest rate swaps	(126)	—	—	(126)
Total derivative (liabilities)	$(958)	$747	$22	$(189)
Net derivative assets (liabilities)	$(129)	$—	$(26)	$(155)

	December 31, 2013
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$434	$(420)	$(14)	$—
Commodity forward contracts	107	(60)	—	47
Interest rate swaps	9	—	—	9
Total derivative assets	$550	$(480)	$(14)	$56
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(495)	$420	$75	$—
Commodity forward contracts	(70)	60	1	(9)
Interest rate swaps	(129)	—	—	(129)
Total derivative (liabilities)	$(694)	$480	$76	$(138)
Net derivative assets (liabilities)	$(144)	$—	$62	$(82)
____________

(1)
Negative balances represent margin deposits posted with us by our counterparties related to our derivative activities that are subject to a master netting arrangement. Positive balances reflect margin deposits posted by us with our counterparties related to our derivative activities that are subject to a master netting arrangement. See Note 7 for a further discussion of our collateral.

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
The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2014	2013
Realized gain (loss)(1)
Commodity derivative instruments	$(39)	$28
Total realized gain (loss)	$(39)	$28

Unrealized gain (loss)(2)
Commodity derivative instruments	$(73)	$(57)
Interest rate swaps	1	2
Total unrealized gain (loss)	$(72)	$(55)
Total mark-to-market activity, net	$(111)	$(27)
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2014	2013
Realized and unrealized gain (loss)
Derivatives contracts included in operating revenues	$(237)	$(74)
Derivatives contracts included in fuel and purchased energy expense	125	45
Interest rate swaps included in interest expense	1	2
Total mark-to-market activity, net	$(111)	$(27)
Derivatives Included in OCI and AOCI
We do not have any commodity derivative instruments that were designated as cash flow hedges during the three months ended March 31, 2014 and 2013. The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2014	2013	2014		2013	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate swaps(1)	$—	$13	$(13)	(4)	$(9)	Interest expense
Total(2)	$—	$13	$(13)		$(9)
____________

(1)	We did not record any gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during the three months ended March 31, 2014 and 2013.

(2)	We recorded an income tax benefit of nil and $1 million for the three months ended March 31, 2014 and 2013, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $148 million at each of March 31, 2014 and December 31, 2013. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $11 million at each of March 31, 2014 and December 31, 2013.

(4)	Includes a loss of $5 million that was reclassified from AOCI to interest expense for the three months ended March 31, 2014 where the hedged transactions are no longer expected to occur.
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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Margin deposits(1)	$235	$261
Natural gas and power prepayments	29	28
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$264	$289

Letters of credit issued	$536	$488
First priority liens under power and natural gas agreements	24	31
First priority liens under interest rate swap agreements	128	132
Total letters of credit and first priority liens with our counterparties	$688	$651

Margin deposits posted with us by our counterparties(1)(3)	$18	$5
Letters of credit posted with us by our counterparties	2	2
Total margin deposits and letters of credit posted with us by our counterparties	$20	$7
___________

(1)
Balances are subject to master netting arrangements and presented on a gross basis on our Consolidated Condensed Balance Sheets. We do not offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation, and we do not offset amounts recognized for the right to reclaim, or the obligation to return, cash collateral with corresponding derivative instrument fair values. See Note 6 for further discussion of our derivative instruments subject to master netting arrangements.

(2)
At March 31, 2014 and December 31, 2013, $249 million and $272 million, respectively, were included in margin deposits and other prepaid expense and $15 million and $17 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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

	Three Months Ended March 31,
	2014	2013
Income tax benefit	$(19)	$(50)
Effective tax rate	53%	29%
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
Canadian Tax Audits — In January 2013, we received an adjusted reassessment on one of two transfer pricing issues that we are disputing with the Canadian Revenue Authority (“CRA”). We proposed a settlement of the adjusted reassessment with the CRA and it has accepted our proposal. The adjustment to our transfer pricing increased taxable income and was offset by existing NOLs to which a valuation allowance had been applied and did not have a material impact on the financial statements.

On January 28, 2014, we received a letter from the CRA which informed us that they do not agree with our transfer price on the second issue and will be proposing an increase to taxable income for tax years 2006 and 2007. We continue to believe that our transfer pricing positions and policies are appropriate, and we intend to vigorously defend our position and challenge the CRA’s adjustments, including but not limited to appeal and litigation. If we are unsuccessful in our challenge, any adjustment to Canadian taxable income would first be offset against the existing NOLs that are available. If our existing Canadian NOL’s are not sufficient to offset the resulting adjustment to taxable income, additional assessments, including penalties and interest, if any, would not have a material adverse effect on our financial condition, results of operations or cash flows.
Valuation Allowance — U.S. GAAP requires that we consider all available evidence, both positive and negative, and tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Due to our history of losses, we are unable to assume future profits; however, we are able to consider available tax planning strategies.
Unrecognized Tax Benefits — At March 31, 2014, we had unrecognized tax benefits of $66 million. If recognized, $16 million of our unrecognized tax benefits could impact the annual effective tax rate and $50 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact on our effective tax rate. We also had accrued interest and penalties of $13 million for income tax matters at March 31, 2014. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe it is reasonably possible that a decrease within the range of nil and $9 million in unrecognized tax benefits could occur within the next 12 months primarily related to foreign tax issues.

9.	Loss per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. As we incurred a net loss for each of the three months ended March 31, 2014 and 2013, diluted loss per share for both periods are computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. We excluded the following items from diluted loss per common share for the three months ended March 31, 2014 and 2013, because they were anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Share-based awards	8,995	10,963

10.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At March 31, 2014, there were 567,000 and 40,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively.
Equity Classified Share-Based Awards
We use the Black-Scholes option-pricing model or the Monte Carlo simulation model, as appropriate, to estimate the fair value of our employee stock options on the grant date, which takes into account the exercise price and expected term of the stock option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the stock option as of the grant date. For our restricted stock and restricted stock units, we use our closing stock price on the date of grant, or the last trading day preceding the grant date for restricted stock granted on non-trading days, as the fair value for measuring compensation expense. Stock-based compensation expense is recognized over the period in which the related employee services are rendered. The service period is generally presumed to begin on the grant date and end when the equity award is fully vested. We use the graded vesting attribution method to recognize fair value of the equity award over the service period. For example, the graded vesting attribution method views one three-year restricted stock grant with annual graded vesting as three separate sub-grants, each representing 33 1/3% of the total number of shares of restricted stock granted. The first sub-grant vests over one year, the second sub-grant vests over two years and the third sub-grant vests over three years. A three-year restricted stock grant with cliff vesting is viewed as one grant vesting over three years.
Stock-based compensation expense recognized for our equity classified share-based awards was $9 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the three months ended March 31, 2014 and 2013. At March 31, 2014, there was unrecognized compensation cost of $1 million related to options, $47 million related to restricted stock and nil related to restricted stock units, which is expected to be recognized over a weighted average period of 0.9 years for options, 1.7 years for restricted stock and 0.1 years for restricted stock units. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.
A summary of all of our non-qualified stock option activity for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2013	14,114,289	$18.25	3.1	$36
Granted	—	$—
Exercised	184,931	$15.56
Forfeited	—	$—
Expired	1,500	$17.39
Outstanding — March 31, 2014	13,927,858	$18.29	2.8	$48
Exercisable — March 31, 2014	13,012,308	$18.50	2.5	$43
Vested and expected to vest – March 31, 2014	13,871,693	$18.30	2.8	$48
The total intrinsic value of our employee stock options exercised was $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively. The total cash proceeds received from our employee stock options exercised was $3 million and $9 million for the three months ended March 31, 2014 and 2013, respectively.
There were no stock options granted during the three months ended March 31, 2014. The fair value of options granted during the three months ended March 31, 2013 was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table:

2013
Expected term (in years)(1)	6.5
Risk-free interest rate(2)	1.4%
Expected volatility(3)	25.6%
Dividend yield(4)	—
Weighted average grant-date fair value (per option)	$5.31
___________

(1)
Expected term calculated using the simplified method prescribed by the SEC due to the lack of sufficient historical exercise data on the grant date to provide a reasonable basis to estimate the expected term.

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded stock options.

(4)	We have never paid cash dividends on our common stock, and we do not anticipate any cash dividend payments on our common stock in the near future.

A summary of our restricted stock and restricted stock unit activity for the three months ended March 31, 2014, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2013	4,431,841	$16.45
Granted	1,764,446	$19.11
Forfeited	25,977	$17.03
Vested	1,434,614	$15.07
Nonvested — March 31, 2014	4,735,696	$17.86
The total fair value of our restricted stock and restricted stock units that vested during the three months ended March 31, 2014 and 2013, was approximately $29 million and $20 million, respectively.
Liability Classified Share-Based Awards
During the first quarter of 2014 our Board of Directors approved the award of performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s TSR over the three-year performance period of January 1, 2014 through December 31, 2016 compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $1 million and nil for the three months ended March 31, 2014 and 2013, respectively.
A summary of our performance share unit activity for the three months ended March 31, 2014, is as follows:

	Number of Performance Share Units		Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2013	449,798		$21.25
Granted	461,393		$22.56
Forfeited	—		$—
Vested	15,312	(1)	$21.25
Nonvested — March 31, 2014	895,879		$21.92
___________

(1)
In accordance with the applicable performance share unit agreements, performance share units granted to employees who meet the retirement eligibility requirements stipulated in the Equity Plan are fully vested upon the later of the date on which the employee becomes eligible to retire or one-year anniversary of the grant date.

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
Bay Area Air Quality Management District (“BAAQMD”). On March 13, 2014, the Hearing Board of the BAAQMD entered into a stipulated conditional order for abatement agreed to by our Russell City Energy Company, LLC (“RCEC”) and the BAAQMD concerning a violation of the vendor-guaranteed water droplet drift rate for RCEC’s cooling tower discovered during initial performance testing. Under the stipulated order, RCEC is required to conduct testing to determine whether installing additional drift eliminators and/or new nozzles will cause the cooling tower to come into compliance with its vendor-guaranteed drift rate, and if the testing shows positive results, install the additional equipment in the cooling tower. The stipulated order specifies a schedule for RCEC to demonstrate compliance with the vendor-guaranteed drift rate and reserves the rights of BAAQMD to assert any penalty claims associated with this violation and of RCEC to assert any defenses to such claims in future proceedings.

12.	Segment Information
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. At March 31, 2014, our reportable segments were West (including geothermal), Texas, North (including Canada) and Southeast. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result.

Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. During the fourth quarter of 2013, we changed the methodology previously used during 2013 for allocating corporate expenses to our segments. This change had no impact on our Consolidated Condensed Statements of Operations for the three months ended March 31, 2013; however, segment amounts previously reported for the three months ended March 31, 2013 were adjusted by immaterial amounts. Our segment data for the three months ended March 31, 2013 has been recast to reflect this change. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended March 31, 2014
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$491	$647	$639	$188	$—	$1,965
Intersegment revenues	2	12	15	81	(110)	—
Total operating revenues	$493	$659	$654	$269	$(110)	$1,965
Commodity Margin	$202	$121	$267	$55	$—	$645
Add: Unrealized mark-to-market commodity activity, net and other(1)	29	(46)	(17)	6	(9)	(37)
Less:
Plant operating expense	105	90	52	27	(9)	265
Depreciation and amortization expense	60	42	33	18	—	153
Sales, general and other administrative expense	10	12	6	6	(1)	33
Other operating expenses	12	2	6	1	1	22
(Income) from unconsolidated investments in power plants	—	—	(9)	—	—	(9)
Income (loss) from operations	44	(71)	162	9	—	144
Interest expense, net of interest income						165
Other (income) expense, net						11
Loss before income taxes						$(32)

	Three Months Ended March 31, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Revenues from external customers	$383	$407	$306	$145	$—	$1,241
Intersegment revenues	1	7	7	33	(48)	—
Total operating revenues	$384	$414	$313	$178	$(48)	$1,241
Commodity Margin	$202	$76	$142	$41	$—	$461
Add: Unrealized mark-to-market commodity activity, net and other(1)	(37)	(11)	7	7	(7)	(41)
Less:
Plant operating expense	95	65	43	31	(7)	227
Depreciation and amortization expense	53	42	33	19	(1)	146
Sales, general and other administrative expense	7	14	6	6	—	33
Other operating expenses	9	1	7	1	—	18
(Income) from unconsolidated investments in power plants	—	—	(8)	—	—	(8)
Income (loss) from operations	1	(57)	68	(9)	1	4
Interest expense, net of interest income						174
Other (income) expense, net						5
Loss before income taxes						$(175)
_________

(1)	Includes $(29) million and $(16) million of lease levelization and $4 million and $4 million of amortization expense for the three months ended March 31, 2014 and 2013, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Condensed Financial Statements and related notes. See the cautionary statement regarding forward-looking statements at the beginning of this Report for a description of important factors that could cause actual results to differ from expected results.
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
Our goal is to be recognized as the premier power generation company in the U.S. as viewed by our employees, customers, regulators, shareholders and the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership, and by pursuing opportunities to improve our fleet performance and reduce operating costs. We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation, and to set the foundation for future growth and success with the following achievements during 2014:

•
Our entire fleet achieved a low forced outage factor of 2.5% and an impressive starting reliability of 97.4% during the three months ended March 31, 2014 despite extreme weather conditions experienced in some of our markets.

•
In November 2013, our Board of Directors authorized a new $1.0 billion multi-year share repurchase program, under which we have repurchased a total of 12,759,919 shares of our common stock for approximately $245 million at an average price of $19.18 per share as of the filing of this Report. In February 2014, we temporarily suspended our share repurchase program during our negotiations regarding the sale transaction described below.

•
On February 26, 2014, we completed the purchase of a modern, natural gas-fired, combined-cycle power plant with a nameplate capacity of 1,050 MW located in Guadalupe County, Texas for approximately $625 million, excluding working capital adjustments, which increased capacity in our Texas segment.

•	During the first quarter of 2014, we amended our CDHI letter of credit facility to lower our fees and extend the maturity to January 2, 2018.

•
On April 17, 2014, we entered into a purchase and sale agreement to sell six of our power plants in the Southeast segment for a purchase price of approximately $1.57 billion in cash, subject to working capital and other adjustments. The divestiture of these power plants will better align our asset base with our strategic focus on competitive wholesale markets.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas, North (including Canada) and Southeast.
Our portfolio, including partnership interests, consists of 94 power plants, including 3 under construction (1 new power plant and 2 expansions of existing power plants), located throughout 20 states in the U.S. and in Canada, with an aggregate current generation capacity of 29,104 MW and 699 MW under construction. Our fleet, including projects under construction, consists of 76 combustion turbine-based plants, two fossil steam-based plants, 15 geothermal turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,524 MW in the West, 9,024 MW with an additional 390 MW under construction in Texas, 7,320 MW with an additional 309 MW under construction in the North and 5,236 MW in the Southeast.
Legislative and Regulatory Update
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the ISO and RTO markets in which we participate. Federal and state legislative and regulatory actions, including those by ISO/RTOs, continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO/RTO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters” in Part I, Item 1 of our 2013 Form 10-K.
CAISO
The CPUC and CAISO continue to evaluate capacity procurement policies and products for the California power market. With the expectation of significant increases in renewables, both entities are evaluating the need for operational flexibility, including the ability to start and ramp quickly as well as the ability to operate efficiently at low output levels or cycle off. We are an active participant in these discussions and support products and policies that would provide appropriate compensation for the required attributes. As these proceedings are ongoing, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows, though we believe our fleet offers many features that can and do provide operational flexibility to the power markets.
ERCOT
The PUCT is considering changes regarding its approach to resource adequacy, including price formation, but a centralized forward capacity market is no longer under consideration. ERCOT will continue its work to implement by June 1, 2014, the operating reserve demand curve (“ORDC”), which produces a price “adder” to the clearing price of energy. At the direction of the PUCT, ERCOT stakeholders are considering changes to avoid potential price suppression associated with the ORDC and the real time energy clearing prices. The PUCT also is considering the appropriate reliability standard that should be used as the basis for determining ERCOT’s planning reserve margin. As these proceedings are ongoing and the timing of these changes is uncertain, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows.
PJM
Certain states in the PJM market region, particularly New Jersey and Maryland, have taken anticompetitive actions that could have an adverse impact on the deregulated PJM power market by discouraging the construction of new generation. We are actively participating in the judicial process challenging these actions at the state and federal level. We believe the current competitive construct of the PJM power market, whereby new construction of power generation facilities is determined by forward price signals and not ratepayer guaranteed rate recovery, is the most efficient mechanism for incentivizing the construction of new power plants. As these judicial proceeding are ongoing, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows.
PJM continues to make refinements to the Reliability Pricing Model to increase its effectiveness. We generally support PJM’s proposed changes and believe that, overall, they enhance the competitiveness of the PJM power market; however, we cannot predict whether the FERC will approve all of PJM’s changes, what their ultimate impact may be, nor the impact on our financial condition, results of operations or cash flows.
PJM experienced several unusual cold weather events during the month of January 2014. PJM maintained system reliability, but significant natural gas and electricity price volatility during this time has led some federal and state legislators and regulators to open inquiries into the events. PJM is responding to these inquiries and has stated that it intends to propose market rule changes, if warranted, to address any possible market rule deficiencies.
Mercury and Air Toxics Standards (“MATS”) and Cross-State Air Pollution Rule (“CSAPR”)
On April 15, 2014, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) rejected all legal challenges to the EPA’s MATS regulation in the case White Stallion Energy Center, LLC, et al v. EPA., which included challenges by over 20 states, industry groups and companies.
On April 29, 2014, the U.S. Supreme Court in EME Homer City Generation v. EPA ruled in favor of the EPA by reversing and remanding the decision of the D.C. Circuit invalidating CSAPR.

MATS and CSAPR primarily impact coal-fired power plants, and therefore these decisions do not directly affect our business. However, we believe that well-founded regulations protecting health and the environment could benefit our competitive position by better recognizing the value of our investments in clean power generation technology.
EPA GHG Regulations
In response to the 2007 decision of the U.S. Supreme Court in Massachusetts v. EPA and the Tailpipe Rule, which set GHG emission standards for cars and light trucks, the EPA issued two rules phasing in GHG regulation of stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. First, pursuant to the Timing Rule, the EPA delayed when major stationary sources of GHGs would otherwise be subject to PSD and Title V, limiting their application to the effective date of the Tailpipe Rule. Second, pursuant to the Tailoring Rule, the EPA limited the initial applicability of the GHG regulations to sources exceeding a specified carbon threshold.
These rules were the subject of more than sixty petitions for review by industry and the states, and after consolidation at the D.C. Circuit, were upheld. Certiorari was granted regarding the Tailoring Rule on a narrow legal issue and arguments were held in February 2014. At this point, it is unknown whether or how the Tailoring Rule will be impacted. We have procured permits for several of our power plants under the Tailoring Rule.
Finally, in January 2014, the EPA proposed New Source Performance Standards (“NSPS”) for GHG emissions from new power plants, which are to be finalized within a reasonable period (likely within a year). According to the EPA, emission guidelines for GHG emissions from existing power plants are to be proposed in June 2014 and finalized by June 2015, with state plans to implement these guidelines to be finalized by June 2016. We support the reasonable development and implementation of these rules by the EPA and believe that our competitive position is enhanced by regulations that ensure all power plants take the necessary steps to reduce their pollutants.
California: GHG — Cap-and-Trade Regulation
California’s AB 32 requires the state to reduce statewide GHG emissions to 1990 levels by 2020. To meet this benchmark, the CARB has promulgated a number of regulations, including the Cap-and-Trade Regulation and Mandatory Reporting Rule, which took effect on January 1, 2012. These regulations were further amended by the CARB in 2012 and 2013. Additional regulatory amendments were adopted by the CARB in April 2014 and are awaiting final approval.
Under the Cap-and-Trade Regulation, the first compliance period for covered entities like Calpine began on January 1, 2013 and runs through the end of 2014. The second and third compliance periods, wherein the program will apply to a broader scope of entities, run through the end of 2017 and 2020, respectively.
On January 1, 2014, the California Cap-and-trade market was officially linked to the GHG Cap-and-trade market in Quebec. Although the agreement between California and Quebec creating this linkage directs that joint GHG allowance auctions will be held, no such auctions have taken place or been scheduled as of yet.
On February 10, 2014, the CARB issued its “Proposed First Update to the Climate Change Scoping Plan: Building on the Framework” pursuant to AB 32. The updated scoping plan states that California is on track to meet its 2020 emissions target and makes recommendations for how to achieve the goal of reducing statewide GHG emissions to 80% below 1990 levels by 2050, including recommending the establishment of a mid-term emissions target for 2030.
Overall, we support AB 32 and expect the net impact of the Cap-and-Trade Regulation to be beneficial to Calpine. We also believe we are well positioned to comply with the Cap-and-Trade Regulation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
Set forth below are our results of operations for the three months ended March 31, 2014 as compared to the same period in 2013 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2014	2013	Change	% Change
Operating revenues:
Commodity revenue	$2,048	$1,308	$740	57
Unrealized mark-to-market loss	(86)	(71)	(15)	(21)
Other revenue	3	4	(1)	(25)
Operating revenues	1,965	1,241	724	58
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,370	835	(535)	(64)
Unrealized mark-to-market gain	(13)	(14)	(1)	(7)
Fuel and purchased energy expense	1,357	821	(536)	(65)
Plant operating expense	265	227	(38)	(17)
Depreciation and amortization expense	153	146	(7)	(5)
Sales, general and other administrative expense	33	33	—	—
Other operating expenses	22	18	(4)	(22)
Total operating expenses	1,830	1,245	(585)	(47)
(Income) from unconsolidated investments in power plants	(9)	(8)	1	13
Income from operations	144	4	140	#
Interest expense	166	176	10	6
Interest (income)	(1)	(2)	(1)	(50)
Other (income) expense, net	11	5	(6)	#
Loss before income taxes	(32)	(175)	143	82
Income tax benefit	(19)	(50)	(31)	(62)
Net loss	(13)	(125)	112	90
Net income attributable to the noncontrolling interest	(4)	—	(4)	—
Net loss attributable to Calpine	$(17)	$(125)	$108	86

	2014	2013	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	22,977	23,998	(1,021)	(4)
Average availability	88.4%	90.1%	(1.7)%	(2)
Average total MW in operation(1)	27,693	26,541	1,152	4
Average capacity factor, excluding peakers	43.2%	47.6%	(4.4)%	(9)
Steam Adjusted Heat Rate	7,353	7,345	(8)	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $205 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to:

•	stronger market conditions driven by colder than normal weather resulting in higher realized market Spark Spreads during the first quarter of 2014 compared to the first quarter of 2013;

•	running some of our dual-fuel power plants in the North on fuel oil rather than natural gas when fuel oil prices were lower than natural gas prices;

•	our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013 and the acquisition of Guadalupe Energy Center in February 2014; and

•	higher regulatory capacity revenue in the North; partially offset by

•	lower contribution from hedges during the three months ended March 31, 2014 compared to the same period in 2013.

Generation decreased 4% primarily due to lower economic dispatch during the first quarter of 2014 partially offset by our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013 and the acquisition of Guadalupe Energy Center in February 2014. Our average total MW in operation increased by 1,152 MW, or 4%, primarily due to the aforementioned changes in our power plant portfolio.

Unrealized mark-to-market gain/loss from hedging our future generation and fuel needs had an unfavorable variance of $16 million driven primarily by the impact of a slight increase in forward power prices during the three months ended March 31, 2014 compared to the same period in 2013.

Our plant operating expense increased by $38 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. After excluding the net impact of a $9 million increase from power plant portfolio changes, our normal, recurring plant operating expense increased $5 million during the three months ended March 31, 2014 compared to the same period in 2013, primarily resulting from an increase in equipment failure costs related to outages. Plant operating expense was also negatively impacted period-over-period due to an $11 million reversal of Section 185 fees for which we determined we have no current or retroactive fee obligations during the first quarter of 2013. We also experienced a net $14 million increase in major maintenance expense resulting from our plant outage schedule net of costs from scrap parts related to outages during the three months ended March 31, 2014 compared to the same period in 2013.

Depreciation and amortization expense increased by $7 million during the three months ended March 31, 2014, compared to the same period in 2013, primarily resulting from a $7 million increase related to our Russell City and Los Esteros power plants commencing commercial operations in August 2013, and a $2 million increase due to our acquisition of the Guadalupe Energy Center in February 2014, which were partially offset by a $3 million decrease due to the timing of assets placed into service net of assets fully depreciated during 2013 and in the first quarter of 2014.

Other operating expenses increased by $4 million during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a reversal during the first quarter of 2013 of a tax reserve resulting from the expiration of applicable statutes of limitations, and an increase in legal expenses for the three months ended March 31, 2014.

Interest expense decreased by $10 million for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and unrealized gains (losses) on interest rate swaps, to 6.2% for the three months ended March 31, 2014, from 7.0% for the three months ended March 31, 2013. The issuance of our CCFC Term Loans, 2022 First Lien Notes, 2024 First Lien Notes and 2020 First Lien Term Loan in 2013 allowed us to reduce our overall cost of debt by replacing our CCFC Notes and a portion of our First Lien Notes with debt carrying lower interest rates.

Other (income) expense, net increased by $6 million for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a $7 million increase related to a change in estimate for a legal reserve, partially offset by higher financing costs during the three months ended March 31, 2013 associated with the repricing of our First Lien Term Loans.

During the three months ended March 31, 2014, we recorded an income tax benefit of $19 million compared to an income tax benefit of $50 million for the three months ended March 31, 2013. The unfavorable period-over-period change resulted from an increase in various state and foreign jurisdiction income taxes of $30 million, which primarily consisted of a $25 million period-

over-period decrease associated with a reduction in our pre-tax loss during the first quarter of 2014 compared to the same period in 2013.
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
We use Commodity Margin, a non-GAAP financial measure, to assess our performance by our reportable segments. Commodity Margin includes our power and steam revenues, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, environmental compliance expense, and realized settlements from our marketing, hedging, optimization and trading activities including natural gas transactions hedging future power sales, but excludes the unrealized portion of our mark-to-market activity and other revenues. We believe that Commodity Margin is a useful tool for assessing the performance of our core operations and is a key operational measure reviewed by our chief operating decision maker. Commodity Margin is not a measure calculated in accordance with U.S. GAAP and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with U.S. GAAP. Commodity Margin does not intend to represent income from operations, the most comparable U.S. GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. See Note 12 of the Notes to Consolidated Condensed Financial Statements for a reconciliation of Commodity Margin to income (loss) from operations by segment.
Commodity Margin by Segment for the Three Months Ended March 31, 2014 and 2013
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended March 31, 2014 and 2013 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2014	2013	Change	% Change
Commodity Margin (in millions)	$202	$202	$—	—
Commodity Margin per MWh generated	$22.87	$24.23	$(1.36)	(6)

MWh generated (in thousands)	8,831	8,337	494	6
Average availability	89.0%	88.5%	0.5%	1
Average total MW in operation	7,524	6,751	773	11
Average capacity factor, excluding peakers	58.2%	61.6%	(3.4)%	(6)
Steam Adjusted Heat Rate	7,248	7,287	39	1

West — Commodity Margin in our West segment was unchanged for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During the first quarter of 2014, Commodity Margin and generation were positively impacted by our contracted 464 MW Russell City and 309 MW Los Esteros power plants, which commenced commercial operations during the third quarter of 2013 and were also the primary drivers of a 773 MW, or 11%, increase in our average total MW in operation. Commodity Margin was also positively impacted by higher market Spark Spreads resulting from stronger market conditions due to lower hydroelectric generation and warmer weather experienced during the first quarter of 2014 compared to the first quarter of 2013. The impact of these positive factors was offset by the expiration of a contract associated with our Delta Energy Center and lower contribution from hedges during the three months ended March 31, 2014 compared to the same period in 2013.

Texas:	2014	2013	Change	% Change
Commodity Margin (in millions)	$121	$76	$45	59
Commodity Margin per MWh generated	$17.59	$9.46	$8.13	86

MWh generated (in thousands)	6,877	8,030	(1,153)	(14)
Average availability	82.7%	87.2%	(4.5)%	(5)
Average total MW in operation	8,157	7,778	379	5
Average capacity factor, excluding peakers	39.0%	47.8%	(8.8)%	(18)
Steam Adjusted Heat Rate	7,151	7,162	11	—

Texas — Commodity Margin in our Texas segment increased by $45 million, or 59%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to stronger market conditions driven by colder than normal weather resulting in higher realized market Spark Spreads during the first quarter of 2014 compared to the first quarter of 2013. To a lesser degree, Commodity Margin increased due to the acquisition of our 1,000 MW Guadalupe Energy Center on February 26, 2014, which was also the primary driver of the 379 MW, or 5%, increase in our average total MW in operation. The increase in Commodity Margin was partially offset by lower contribution from hedges during the three months ended March 31, 2014 compared to the same period in 2013. Generation decreased 14% due primarily to lower economic dispatch and, to a lesser extent, a higher number of planned outages occurring during the first quarter of 2014, which were partially offset by the acquisition of Guadalupe Energy Center.

North:	2014	2013	Change	% Change
Commodity Margin (in millions)	$267	$142	$125	88
Commodity Margin per MWh generated	$73.25	$36.33	$36.92	#

MWh generated (in thousands)	3,645	3,909	(264)	(7)
Average availability	88.1%	92.3%	(4.2)%	(5)
Average total MW in operation	6,776	6,776	—	—
Average capacity factor, excluding peakers	38.4%	43.2%	(4.8)%	(11)
Steam Adjusted Heat Rate	7,971	7,911	(60)	(1)

North — Commodity Margin in our North segment increased by $125 million, or 88%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to stronger market conditions driven by colder than normal weather resulting in higher realized market Spark Spreads during the first quarter of 2014 compared to the first quarter of 2013. Given the flexible, dual-fuel capability of some of our power plants in the North, we were able to realize higher Commodity Margin during the first quarter of 2014 by running some of our power plants on fuel oil rather than natural gas when fuel oil prices were lower than natural gas prices. Also contributing to the period-over-period increase was higher regulatory capacity revenues during the three months ended March 31, 2014 compared to the same period in 2013. The increase in Commodity Margin was partially offset by lower contribution from hedges in the three months ended March 31, 2014 compared to the same period in 2013. Generation decreased 7% due primarily to an outage at one of our power plants during the first quarter of 2014.

Southeast:	2014	2013	Change	% Change
Commodity Margin (in millions)	$55	$41	$14	34
Commodity Margin per MWh generated	$15.18	$11.02	$4.16	38

MWh generated (in thousands)	3,624	3,722	(98)	(3)
Average availability	97.6%	94.1%	3.5%	4
Average total MW in operation	5,236	5,236	—	—
Average capacity factor, excluding peakers	32.8%	33.7%	(0.9)%	(3)
Steam Adjusted Heat Rate	7,377	7,269	(108)	(1)

Southeast — Commodity Margin in our Southeast segment increased by $14 million, or 34%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to stronger market conditions driven by colder than normal weather resulting in higher realized market Spark Spreads, which was partially offset by lower contribution from hedges during the first quarter of 2014 compared to the first quarter of 2013.
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

During the fourth quarter of 2013, we changed the methodology previously used during 2013 for allocating corporate expenses to our segments. This change had no impact on our Consolidated Condensed Statements of Operations for the three months ended March 31, 2013; however, segment amounts previously reported for the three months ended March 31, 2013 were adjusted by immaterial amounts. Our segment data for the three months ended March 31, 2013 has been recast to reflect this change. The tables below provide a reconciliation of Adjusted EBITDA to our income (loss) from operations on a segment basis and to net loss attributable to Calpine on a consolidated basis for the periods indicated (in millions).

	Three Months Ended March 31, 2014
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(17)
Net income attributable to the noncontrolling interest						4
Income tax benefit						(19)
Other (income) expense, net						11
Interest expense, net of interest income						165
Income (loss) from operations	$44	$(71)	$162	$9	$—	$144
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	58	42	33	18	—	151
Major maintenance expense	28	37	13	3	—	81
Operating lease expense	2	—	7	—	—	9
Unrealized (gain) loss on commodity derivative mark-to-market activity	4	53	19	(3)	—	73
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(4)	—	7	—	—	3
Stock-based compensation expense	4	3	1	2	—	10
Acquired contract amortization	—	—	4	—	—	4
Other	(23)	—	(4)	(2)	—	(29)
Total Adjusted EBITDA	$113	$64	$242	$27	$—	$446

	Three Months Ended March 31, 2013
	West	Texas	North	Southeast	Consolidation and Elimination	Total
Net loss attributable to Calpine						$(125)
Income tax benefit						(50)
Other (income) expense, net						5
Interest expense, net of interest income						174
Income (loss) from operations	$1	$(57)	$68	$(9)	$1	$4
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	53	42	33	19	(1)	146
Major maintenance expense	24	26	8	8	—	66
Operating lease expense	2	—	7	—	—	9
Unrealized (gain) loss on commodity derivative mark-to-market activity	48	18	(5)	(4)	—	57
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)	—	—	6	—	—	6
Stock-based compensation expense	3	3	1	1	—	8
Loss on dispositions of assets	1	1	—	—	—	2
Acquired contract amortization	—	—	4	—	—	4
Other	(10)	—	(4)	(2)	—	(16)
Total Adjusted EBITDA	$122	$33	$118	$13	$—	$286
____________

(1)	Depreciation and amortization expense in the income from operations calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(2)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include unrealized (gain) loss on mark-to-market activity of nil for each of the three months ended March 31, 2014 and 2013.

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
Liquidity
The following table provides a summary of our liquidity position at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents, corporate(1)	$417	$649
Cash and cash equivalents, non-corporate	98	292
Total cash and cash equivalents(2)	515	941
Restricted cash	266	272
Corporate Revolving Facility availability	761	758
CDHI letter of credit facility availability	35	7
Total current liquidity availability	$1,577	$1,978
____________

(1)	Includes $18 million and $5 million of margin deposits posted with us by our counterparties at March 31, 2014 and December 31, 2013, respectively.

(2)
Cash and cash equivalents decreased during the first quarter of 2014 primarily resulting from $244 million in cash on hand used to fund the purchase of Guadalupe Energy Center, $140 million in share repurchases, $37 million in payments to fund the construction of Garrison Energy Center and the expansions of our Channel and Deer Park Energy Centers as well as other seasonal variations in working capital, which cause fluctuations in our cash and cash equivalents.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of April 15, 2014, an increase of $1/MMBtu in natural gas prices would result in a decrease of collateral required by approximately $64 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $31 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at April 15, 2014, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $33 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $66 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
In order to effectively manage our future Commodity Margin, we have economically hedged a portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for 2014; however, we currently remain susceptible to significant price movements for 2015 and beyond. In addition to the price of natural gas, our Commodity Margin is highly dependent on other factors such as:

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
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Corporate Revolving Facility	$239	$242
CDHI	240	218
Various project financing facilities	170	170
Total	$649	$630
Capital Management and Significant Transactions
In connection with our goals of enhancing long-term shareholder value and leveraging our three scale regions, we have completed, made progress toward completing or initiated certain key capital management and significant transactions during 2014, as further described below.
Share Repurchase Program
In November 2013, our Board of Directors authorized a new $1.0 billion multi-year share repurchase program, under which we have repurchased a total of 12,759,919 shares of our common stock for approximately $245 million at an average price of $19.18 per share as of the filing of this Report. In February 2014, we temporarily suspended our share repurchase program during our negotiations regarding the sale transaction described below.

CCFC Term Loans
In February 2014, we executed an amendment to the credit agreement associated with the CCFC Term Loans, which allowed us to issue $425 million in incremental CCFC Term Loans to fund a portion of the purchase price paid in connection with the closing of our acquisition of Guadalupe Energy Center on February 26, 2014. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further description of our incremental CCFC Term Loans.
CDHI
During the first quarter of 2014, we amended our CDHI letter of credit facility to lower our fees and extend the maturity to January 2, 2018.
Sale of Six Southeast Power Plants
On April 17, 2014, we entered into a purchase and sale agreement to sell six of our power plants in the Southeast segment for a purchase price of approximately $1.57 billion in cash, subject to working capital and other adjustments. The divestiture of these power plants will better align our asset base with our strategic focus on competitive wholesale markets. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further description of the sale of these assets.
Construction, Modernizations and Growth Initiatives
Our goal is to continue to grow our presence in core markets with an emphasis on acquisitions, expansions or modernizations of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we actively seek divestiture opportunities on our non-core assets if those opportunities meet our financial expectations. In addition, we believe that modernizations and expansions to our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. Our significant projects under construction, growth initiatives and modernizations are discussed below.
Texas:
Channel and Deer Park Expansions — In the fourth quarter of 2012, we began construction to expand the baseload capacity of our Deer Park and Channel Energy Centers by approximately 260 MW each. Each power plant features an oversized steam turbine that, along with existing plant infrastructure, allows us to add capacity and improve the power plant’s overall efficiency at a meaningful discount to the market cost of building new capacity. We expect COD on the expansions of our Channel and Deer Park Energy Centers during the second quarter of 2014.
Guadalupe Energy Center — On February 26, 2014, we, through our indirect, wholly-owned subsidiary Calpine Guadalupe GP, LLC, completed the purchase of a power plant owned by MinnTex Power Holdings, LLC with a nameplate capacity of 1,050 MW, for approximately $625 million, excluding working capital adjustments. The addition of this modern, natural gas-fired, combined-cycle power plant increased capacity in our Texas segment which is one of our core markets. We also paid $15 million to acquire the rights to an advanced development opportunity for an approximately 400 MW quick-start, natural gas-fired peaker. We funded the acquisition with $425 million in incremental CCFC Term Loans and cash on hand. See Note 2 of the Notes to the Consolidated Condensed Financial Statements for a further description of our acquisition of the Guadalupe Energy Center and Note 4 of the Notes to the Consolidated Condensed Financial Statements for a further description of the incremental CCFC Term Loans.
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
Mankato Power Plant Expansion — We are proposing a 345 MW expansion of the Mankato Power Plant in response to a competitive resource acquisition process established by the Minnesota Public Utilities Commission (“MPUC”) to acquire up to approximately 500 MW of new capacity. The initial stage of the proceeding was managed via a contested case hearing. On March 27, 2014, the MPUC agreed in part and disagreed in part with the recommendation of the Administrative Law Judge and directed Xcel Energy (Northern States Power) to negotiate in parallel PPAs with Calpine and certain other entities, subject to final review and approval by the MPUC. A decision is expected in late 2014 or early 2015.

PJM Development Opportunities — We are currently evaluating opportunities to develop more than 1,000 MW in the PJM market area that feature cost advantages such as existing infrastructure and favorable transmission queue positions. These projects are continuing to advance entitlements (permits, zoning, transmission, etc.) for their potential development at a future date.
All Segments:
Turbine Modernization — We continue to move forward with our turbine modernization program. Through March 31, 2014, we have completed the upgrade of twelve Siemens and eight GE turbines totaling approximately 200 MW and have committed to upgrade approximately four additional turbines. Similarly, we have the opportunity at several of our power plants in Texas to implement further turbine modernizations to add as much as 500 MW of incremental capacity across the region at attractive prices. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our North segment. Our decision to invest in these turbine modernizations depends upon, among other things, further clarity on market design reforms currently being considered.
NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2013, our consolidated federal NOLs totaled approximately $7.5 billion.
Cash Flow Activities
The following table summarizes our cash flow activities for the three months ended March 31, 2014 and 2013 (in millions):

	2014	2013
Beginning cash and cash equivalents	$941	$1,284
Net cash provided by (used in):
Operating activities	123	(157)
Investing activities	(769)	(122)
Financing activities	220	(43)
Net decrease in cash and cash equivalents	(426)	(322)
Ending cash and cash equivalents	$515	$962
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities for the three months ended March 31, 2014, was $123 million compared to cash used in operating activities of $157 million for the three months ended March 31, 2013. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $162 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants and unrealized mark-to-market activity.

•
Working capital employed — Working capital employed decreased by approximately $151 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, after adjusting for debt related balances which did not impact cash provided by operating activities. The decrease was primarily due to a decrease in net accounts receivable/accounts payable balances resulting from the timing of cash receipts/disbursements at the end of the first quarter of 2014, along with reduced margin requirements.

•
Interest paid — Cash paid for interest increased by $12 million to $225 million for the three months ended March 31, 2014, compared to $213 million for the three months ended March 31, 2013. The increase was primarily due to the timing of interest payments.

Net Cash Used In Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 was $769 million compared to $122 million for the three months ended March 31, 2013. The increase was primarily due to:

•
Purchase of Guadalupe Energy Center — In 2014, we purchased a natural gas-fired, combined-cycle power plant located in Guadalupe County, Texas for $656 million. There were no acquisitions during the first quarter of 2013.

•
Capital expenditures — Capital expenditures for the three months ended March 31, 2014 were $119 million, a decrease of $57 million, compared to expenditures of $176 million for the three months ended March 31, 2013. The decrease was primarily due to our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013.

•
Restricted cash — The decrease in restricted cash was $6 million for the three months ended March 31, 2014, compared to a decrease of $54 million for the three months ended March 31, 2013. The smaller decrease in restricted cash in 2014 as compared to 2013 was primarily due to the release of cash collateral related to our CDHI letter of credit facility and reduced project debt service requirements.

Net Cash Provided By (Used In) Financing Activities
Cash flows provided by financing activities were $220 million for the three months ended March 31, 2014, compared to cash flows used in financing activities of $43 million for the three months ended March 31, 2013. The increase was primarily due to:

•
Higher proceeds from CCFC Term Loans — During the three months ended March 31, 2014, we received proceeds of approximately $420 million under the CCFC Term Loans which were used to fund a portion of the purchase price paid in connection with the acquisition of the Guadalupe Energy Center. There were no similar borrowings in the first quarter of 2013.

•
Lower proceeds from project debt — During the three months ended March 31, 2014, we received proceeds of approximately $1 million from project debt, compared to $73 million during the three months ended March 31, 2013. The decrease was related to lower draws on our Russell City and Los Esteros project debt as the power plants commenced commercial operations during the third quarter of 2013.

•
Stock repurchases — During the three months ended March 31, 2014, we made payments of approximately $140 million to repurchase our common stock as compared to $75 million during the three months ended March 31, 2013.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

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
At any point in time, the relative quantity of our products hedged or sold under longer-term contracts is determined by the availability of forward product sales opportunities and our view of the attractiveness of the pricing available for forward sales. We have economically hedged a portion of our expected generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for 2014; however, we currently remain susceptible to significant price movements for 2015 and beyond. When we elect to enter into these transactions, we are able to economically hedge a portion of our Spark Spread at pre-determined generation and price levels.
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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $0.8 billion at March 31, 2014, when compared to approximately $0.6 billion at December 31, 2013, and our derivative liabilities have increased to approximately $1.0 billion at March 31, 2014, compared to approximately $0.7 billion at December 31, 2013. At March 31, 2014, the fair value of our level 3 derivative assets and liabilities represent only a small portion of our total assets and liabilities measured at fair value (approximately 2% and 3%, respectively). See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.
The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2014, through March 31, 2014, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2014	$(24)	$(120)	$(144)
Items recognized or otherwise settled during the period(1)(2)	(30)	12	(18)
Fair value attributable to new contracts	68	—	68
Changes in fair value attributable to price movements	(24)	(11)	(35)
Changes in fair value attributable to nonperformance risk	—	—	—
Fair value of contracts outstanding at March 31, 2014(3)	$(10)	$(119)	$(129)
__________

(1)
Commodity contract settlements consist of roll-off of previously recognized gains on contracts not designated as hedging instruments of $40 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $10 million related to current period gains from other changes in derivative assets and liabilities.

(2)
Interest rate settlements consist of $6 million related to roll-off of losses from settlements of designated cash flow hedges and $6 million related to roll-off of losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

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
The following tables detail the components of our total mark-to-market activity for both the net realized gain (loss) and the net unrealized gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2014	2013
Realized gain (loss)(1)
Commodity derivative instruments	$(39)	$28
Total realized gain (loss)	$(39)	$28

Unrealized gain (loss)(2)
Commodity derivative instruments	$(73)	$(57)
Interest rate swaps	1	2
Total unrealized gain (loss)	$(72)	$(55)
Total mark-to-market activity, net	$(111)	$(27)
____________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in unrealized gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2014	2013
Realized and unrealized gain (loss)
Derivatives contracts included in operating revenues	$(237)	$(74)
Derivatives contracts included in fuel and purchased energy expense	125	45
Interest rate swaps included in interest expense	1	2
Total mark-to-market activity, net	$(111)	$(27)
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

The net fair value of outstanding derivative commodity instruments at March 31, 2014, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2014	2015-2016	2017-2018	After 2018	Total
Prices actively quoted	$10	$19	$4	$—	$33
Prices provided by other external sources	(45)	—	—	—	(45)
Prices based on models and other valuation methods	—	2	1	(1)	2
Total fair value	$(35)	$21	$5	$(1)	$(10)
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
The table below presents the high, low and average of our daily VAR for the three months ended March 31, 2014 and 2013 (in millions):

	2014	2013
Three months ended March 31:
High	$52	$80
Low	$37	$42
Average	$45	$63
As of March 31	$39	$45
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
Since the fourth quarter of 2012, we have experienced diminished liquidity in the forward commodity markets resulting from a decrease in participation of counterparties in the marketplace with which to transact our hedging activities. Although this occurrence of diminished liquidity has not had a material adverse impact on our results of operations or financial condition, should these conditions persist, it could decrease our ability to hedge our forward commodity price risk and create volatility in our earnings.
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

We have concentrations of credit risk with a few of our commercial customers, primarily independent electric system operators, relating to our sales of power, steam and hedging and optimization activities. We believe that our credit policies and practices adequately monitor our credit risk, and currently our counterparties are performing according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at March 31, 2014, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of March 31, 2014)	2014	2015-2016	2017-2018	After 2018	Total
Investment grade	$(33)	$18	$4	$—	$(11)
Non-investment grade	(1)	1	—	—	—
No external ratings	(1)	2	1	(1)	1
Total fair value	$(35)	$21	$5	$(1)	$(10)
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(11) million at March 31, 2014.

New Accounting Standards and Disclosure Requirements
See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting standards and disclosure requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information required to be disclosed under this Item 3 is set forth under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Commodity Accounting.” This information should be read in conjunction with the information disclosed in our 2013 Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors

There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January	4,081,861	$19.28	4,080,953	$816
February	3,567,611	$19.22	3,212,922	$755
March	62,428	$19.12	—	$755
Total	7,711,900	$19.25	7,293,875	$755
___________

(1)
Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding obligations in cash. During the first quarter of 2014, we withheld a total of 418,025 shares that are included in total number of shares purchased.

(2)
In November 2013, our Board of Directors authorized a new $1.0 billion multi-year share repurchase program, under which we have repurchased a total of 12,759,919 shares of our common stock for approximately $245 million at an average price of $19.18 per share as of the filing of this Report. In February 2014, we temporarily suspended our share repurchase program during our negotiations regarding the sale of six of our power plants in the Southeast segment.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment to the Credit Agreement, dated February 20, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC (“GSLP”) as administrative agent and as collateral agent, CoBank ACB, ING Capital LLC., Royal Bank of Canada, and The Royal Bank of Scotland PLC as co-documentation agents, GSLP, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Union Bank, N.A., as joint lead arrangers, joint bookrunners and co-syndication agents, and the lenders party thereto.

10.2
Incremental Term B-2 Loan Commitment Supplement to the Credit Agreement, dated February 26, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC as administrative agent and as collateral agent under the Credit Agreement, dated as of May 3, 2013 and as amended on February 20, 2014.

10.3	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014. †

10.4
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

10.5
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

10.6
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

10.7
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

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

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer
Date: April 30, 2014

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment to the Credit Agreement, dated February 20, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC (“GSLP”) as administrative agent and as collateral agent, CoBank ACB, ING Capital LLC., Royal Bank of Canada, and The Royal Bank of Scotland PLC as co-documentation agents, GSLP, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Union Bank, N.A., as joint lead arrangers, joint bookrunners and co-syndication agents, and the lenders party thereto.

10.2
Incremental Term B-2 Loan Commitment Supplement to the Credit Agreement, dated February 26, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC as administrative agent and as collateral agent under the Credit Agreement, dated as of May 3, 2013 and as amended on February 20, 2014.

10.3	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014. †

10.4
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

10.5
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

10.6
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

10.7
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014). †

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