Form 10-Q
period 2014-09-30
CALPINE CORP
filed 2014-11-06
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 389,569,531 shares of common stock, par value $0.001, were outstanding as of November 4, 2014.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

i

DEFINITIONS
As used in this report for the quarter ended September 30, 2014 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Adjusted EBITDA
EBITDA as adjusted for the effects of (a) impairment charges, (b) major maintenance expense, (c) operating lease expense, (d) gains or losses on commodity derivative mark-to-market activity, (e) adjustments to reflect only the Adjusted EBITDA from our unconsolidated investments, (f) adjustments to exclude the Adjusted EBITDA related to the noncontrolling interest, (g) stock-based compensation expense, (h) gains or losses on sales, dispositions or retirements of assets, (i) non-cash gains and losses from foreign currency translations, (j) gains or losses on the repurchase or extinguishment of debt, (k) non-cash GAAP-related adjustments to levelize revenues from tolling agreements and (l) other extraordinary, unusual or non-recurring items

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

ABBREVIATION	DEFINITION

Company	Calpine Corporation, a Delaware corporation, and its subsidiaries

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

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s)

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

ABBREVIATION	DEFINITION

NOL(s)	Net operating loss(es)

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OTC	Over-the-Counter

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$2,186	$2,020	$6,000	$4,867
Mark-to-market gain (loss)	(2)	26	81	(14)
Other revenue	3	4	10	10
Operating revenues	2,187	2,050	6,091	4,863
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,281	1,076	3,757	2,909
Mark-to-market (gain) loss	(13)	(17)	2	(29)
Fuel and purchased energy expense	1,268	1,059	3,759	2,880
Plant operating expense	215	200	754	684
Depreciation and amortization expense	153	150	453	441
Sales, general and other administrative expense	37	33	108	102
Other operating expenses	23	20	66	58
Total operating expenses	1,696	1,462	5,140	4,165
Impairment losses	123	—	123	—
(Gain) on sale of assets, net	(753)	—	(753)	—
(Income) from unconsolidated investments in power plants	(5)	(9)	(18)	(25)
Income from operations	1,126	597	1,599	723
Interest expense	156	176	491	522
Interest (income)	(2)	(2)	(5)	(5)
Debt extinguishment costs	340	—	341	68
Other (income) expense, net	4	7	20	15
Income before income taxes	628	416	752	123
Income tax expense	9	110	5	12
Net income	619	306	747	111
Net income attributable to the noncontrolling interest	(5)	—	(11)	—
Net income attributable to Calpine	$614	$306	$736	$111

Basic earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	398,232	434,384	411,534	444,486
Net income per common share attributable to Calpine — basic	$1.54	$0.70	$1.79	$0.25

Diluted earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	402,962	438,493	416,056	448,546
Net income per common share attributable to Calpine — diluted	$1.52	$0.70	$1.77	$0.25
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$619	$306	$747	$111
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	3	(7)	(32)	35
Reclassification adjustment for loss on cash flow hedges realized in net income	8	19	34	38
Foreign currency translation gain (loss)	(7)	2	(7)	(5)
Income tax expense	—	(7)	—	(4)
Other comprehensive income (loss)	4	7	(5)	64
Comprehensive income	623	313	742	175
Comprehensive (income) attributable to the noncontrolling interest	(5)	(1)	(10)	(6)
Comprehensive income attributable to Calpine	$618	$312	$732	$169

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($198 and $242 attributable to VIEs)	$1,529	$941
Accounts receivable, net of allowance of $5 and $5	680	552
Inventories	353	364
Margin deposits and other prepaid expense	224	309
Restricted cash, current ($167 and $100 attributable to VIEs)	244	203
Derivative assets, current	549	445
Other current assets	37	42
Total current assets	3,616	2,856
Property, plant and equipment, net ($4,383 and $4,191 attributable to VIEs)	12,665	12,995
Restricted cash, net of current portion ($41 and $68 attributable to VIEs)	42	69
Investments in power plants	92	93
Long-term derivative assets	295	105
Other assets ($184 and $195 attributable to VIEs)	462	441
Total assets	$17,172	$16,559
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560	$462
Accrued interest payable	95	162
Debt, current portion ($144 and $140 attributable to VIEs)	194	204
Derivative liabilities, current	534	451
Other current liabilities	377	252
Total current liabilities	1,760	1,531
Debt, net of current portion ($3,306 and $2,923 attributable to VIEs)	11,260	10,908
Long-term derivative liabilities	295	243
Other long-term liabilities	297	309
Total liabilities	13,612	12,991

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 502,233,764 and 497,841,056 shares issued, respectively, and 397,280,391 and 429,038,988 shares outstanding, respectively	1	1
Treasury stock, at cost, 104,953,373 and 68,802,068 shares, respectively	(2,011)	(1,230)
Additional paid-in capital	12,432	12,389
Accumulated deficit	(6,750)	(7,486)
Accumulated other comprehensive loss	(164)	(160)
Total Calpine stockholders’ equity	3,508	3,514
Noncontrolling interest	52	54
Total stockholders’ equity	3,560	3,568
Total liabilities and stockholders’ equity	$17,172	$16,559

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$747	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense(1)	486	474
Debt extinguishment costs	35	28
Deferred income taxes	(9)	18
Impairment losses	123	—
(Gain) on sale of assets, net	(753)	—
Mark-to-market activity, net	(88)	(14)
(Income) from unconsolidated investments in power plants	(18)	(25)
Return on unconsolidated investments in power plants	13	23
Stock-based compensation expense	30	28
Other	—	3
Change in operating assets and liabilities:
Accounts receivable	(120)	(219)
Derivative instruments, net	(69)	47
Other assets	54	(111)
Accounts payable and accrued expenses	127	(11)
Other liabilities	(54)	63
Net cash provided by operating activities	504	415
Cash flows from investing activities:
Purchases of property, plant and equipment	(354)	(472)
Proceeds from sale of power plants, interests and other	1,573	—
Purchase of Guadalupe Energy Center, net of cash	(656)	—
(Increase) decrease in restricted cash	(15)	5
Other	2	(1)
Net cash provided by (used in) investing activities	550	(468)
Cash flows from financing activities:
Borrowings under CCFC Term Loans	420	1,197
Repayment of CCFC Term Loans, CCFC Notes and First Lien Term Loans	(34)	(1,022)
Borrowings under Senior Unsecured Notes	2,800	—
Repayments of First Lien Notes	(2,800)	—
Borrowings from project financing, notes payable and other	79	139
Repayments of project financing, notes payable and other	(116)	(51)
Distribution to noncontrolling interest holder	(12)	—
Financing costs	(55)	(27)
Stock repurchases	(767)	(462)
Proceeds from exercises of stock options	19	19
Net cash used in financing activities	(466)	(207)
Net increase (decrease) in cash and cash equivalents	588	(260)
Cash and cash equivalents, beginning of period	941	1,284
Cash and cash equivalents, end of period	$1,529	$1,024

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$534	$547
Income taxes	$19	$22

Supplemental disclosure of non-cash investing activities:
Change in capital expenditures included in accounts payable	$8	$10
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Condensed Statements of Operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2014
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
Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts, which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $229 million and $292 million, respectively, that were subject to such project finance facilities and lease agreements.
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

The table below represents the components of our restricted cash as of September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014			December 31, 2013
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$22	$25	$47	$11	$41	$52
Rent reserve	4	—	4	3	—	3
Construction/major maintenance	69	12	81	35	20	55
Security/project/insurance	149	3	152	151	6	157
Other	—	2	2	3	2	5
Total	$244	$42	$286	$203	$69	$272
Property, Plant and Equipment, Net — At September 30, 2014 and December 31, 2013, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30, 2014	December 31, 2013	Depreciable Lives
Buildings, machinery and equipment	$15,528	$15,838	3 – 47 Years
Geothermal properties	1,295	1,265	13 – 59 Years
Other	171	164	3 – 47 Years
	16,994	17,267
Less: Accumulated depreciation	4,840	4,897
	12,154	12,370
Land	109	103
Construction in progress	402	522
Property, plant and equipment, net	$12,665	$12,995
Impairment — In August 2014, we executed a term sheet with Duke Energy Florida, Inc. related to our Osprey Energy Center for a new PPA with a term of up to 27 months, after which Duke Energy Florida, Inc. would purchase our Osprey Energy Center. Although a definitive asset sale agreement is still being negotiated, and any such agreement would be subject to regulatory approval, we conducted an impairment review of our Osprey Energy Center during the third quarter of 2014. We estimated fair value of our Osprey Energy Center under a modified market approach using the discounted cash flows under the PPA and the sale proceeds to be received, which incorporated a market participant's fair value of the power plant. We recorded an impairment loss of approximately $123 million which was recorded as a separate line item on our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2014.
Capitalized Interest — The total amount of interest capitalized was $3 million and $9 million for the three months ended September 30, 2014 and 2013, respectively, and $15 million and $33 million for the nine months ended September 30, 2014 and 2013, respectively.
Treasury Stock — During the nine months ended September 30, 2014, we repurchased common stock with a value of $767 million and withheld shares with a value of $14 million to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees and net share employee stock option exercises under the Equity Plan.
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
Going Concern — In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern”. This standard requires an entity’s management to assess the entity’s ability to continue as a going concern every reporting period including interim periods and requires additional disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We do not anticipate a material impact on our financial condition, results of operations or cash flows as a result of adopting this standard.

2.	Acquisitions and Divestitures
Acquisition of Fore River Energy Center
On August 22, 2014, we, through our indirect, wholly-owned subsidiary Calpine Acquisition Company II, LLC, entered into an asset purchase agreement to purchase Fore River Energy Center, a power plant with a nameplate capacity of 809 MW, and related plant inventory from a subsidiary of Exelon Corporation, for approximately $530 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant will increase capacity in our East segment, specifically the constrained New England market. Built in 2003, Fore River Energy Center is located in North Weymouth, Massachusetts and features two combustion turbines, two heat recovery steam generators and one steam turbine. One turbine features dual-fuel capability that will enable it to run this winter on either natural gas or fuel oil, depending on market conditions, with the other turbine scheduled to be modified to be dual-fuel capable by winter 2016. We expect the transaction to close in the fourth quarter of 2014, and expect to fund the acquisition with cash on hand or financing.
Acquisition of Guadalupe Energy Center
On February 26, 2014, we, through our indirect, wholly-owned subsidiary Calpine Guadalupe GP, LLC, completed the purchase of a power plant owned by MinnTex Power Holdings, LLC with a nameplate capacity of 1,050 MW, for approximately $625 million, excluding working capital adjustments. The addition of this modern, natural gas-fired, combined-cycle power plant increased capacity in our Texas segment which is one of our core markets. The 110-acre site, located in Guadalupe County, Texas, which is northeast of San Antonio, Texas, includes two 525 MW generation blocks, each consisting of two GE 7FA combustion turbines, two heat recovery steam generators and one GE steam turbine. We also paid $15 million to acquire rights to an advanced development opportunity for an approximately 400 MW quick-start, natural gas-fired peaker. We funded the acquisition with $425 million in incremental CCFC Term Loans and cash on hand. See Note 4 for a further description of the incremental CCFC Term Loans. The purchase price was primarily allocated to property, plant and equipment and was finalized during the third quarter of 2014 which did not result in any material adjustments to the preliminary purchase price allocation nor the recognition of any goodwill. The pro forma incremental impact of Guadalupe Energy Center on our results of operations for each of the three and nine months ended September 30, 2014 and 2013 is not material.

Sale of Six Power Plants
On July 3, 2014, we completed the sale of six of our power plants in our East segment to NatGen Southeast Power LLC, a wholly-owned subsidiary of LS Power Equity Partners III. The purchase and sale agreement, dated April 17, 2014, stipulates the sale of 100% of the limited liability company interests in (i) Mobile Energy LLC, (ii) Santa Rosa Energy Center, LLC, (iii) Carville Energy, LLC, (iv) Decatur Energy Center, LLC, (v) Columbia Energy LLC and (vi) Calpine Oneta Power, LLC and thereby sell assets comprising 3,498 MW of combined-cycle generation capacity in Oklahoma, Louisiana, Alabama, Florida and South Carolina for a sale price of approximately $1.57 billion in cash, plus approximately $2 million for working capital and other adjustments at closing. In accordance with the purchase and sale agreement, we may also be required to make up to $16 million in future cash payments for certain planned maintenance events. The divestiture of these power plants has better aligned our asset base with our strategic focus on competitive wholesale markets.
We recorded a gain on sale of assets, net of approximately $753 million during the three months ended September 30, 2014 and will use existing federal and state NOLs to almost entirely offset the projected taxable gains from the sale. The sale of the six power plants did not meet the criteria for treatment as discontinued operations.
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

3.	Variable Interest Entities and Unconsolidated Investments in Power Plants
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the nine months ended September 30, 2014. See Note 5 in our 2013 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 10,365 MW and 9,427 MW at September 30, 2014 and December 31, 2013, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of $7 million and $47 million during the three and nine months ended September 30, 2014, respectively, and nil during each of the three and nine months ended September 30, 2013.
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

We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Condensed Balance Sheets. At September 30, 2014 and December 31, 2013, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of September 30, 2014	September 30, 2014	December 31, 2013
Greenfield LP	50%	$78	$76
Whitby	50%	14	17
Total investments in power plants		$92	$93
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2014 and December 31, 2013, equity method investee debt was approximately $362 million and $395 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $181 million and $198 million at September 30, 2014 and December 31, 2013, respectively.
Our equity interest in the net income from Greenfield LP and Whitby for the three and nine months ended September 30, 2014 and 2013, is recorded in (income) from unconsolidated investments in power plants on our Consolidated Condensed Statements of Operations. The following table sets forth details of our (income) from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Greenfield LP	$(2)	$(5)	$(7)	$(14)
Whitby	(3)	(4)	(11)	(11)
Total	$(5)	$(9)	$(18)	$(25)

Distributions from Greenfield LP were nil during each of the three and nine months ended September 30, 2014, and $8 million and $15 million during the three and nine months ended September 30, 2013, respectively. Distributions from Whitby were nil and $13 million during the three and nine months ended September 30, 2014, respectively, and nil and $9 million during the three and nine months ended September 30, 2013, respectively.
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

4.	Debt
At September 30, 2014 and December 31, 2013, our debt was as follows (in millions):

	September 30, 2014	December 31, 2013
First Lien Notes	$2,195	$4,989
Senior Unsecured Notes	2,800	—
First Lien Term Loans	2,806	2,828
Project financing, notes payable and other	1,861	1,901
CCFC Term Loans	1,600	1,191
Capital lease obligations	192	203
Subtotal	11,454	11,112
Less: Current maturities	194	204
Total long-term debt	$11,260	$10,908

Our effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, decreased to 6.0% for the nine months ended September 30, 2014, from 6.7% for the nine months ended September 30, 2013. The issuance of our Senior Unsecured Notes in July 2014 and CCFC Term Loans, 2022 First Lien Notes, 2024 First Lien Notes and 2020 First Lien Term Loan in 2013 allowed us to reduce our overall cost of debt by replacing our CCFC Notes and a portion of our First Lien Notes with debt carrying lower interest rates.
First Lien Notes
Our First Lien Notes are summarized in the table below (in millions):

	September 30, 2014	December 31, 2013
2019 First Lien Notes(1)	$—	$320
2020 First Lien Notes(1)	—	875
2021 First Lien Notes(1)	—	1,600
2022 First Lien Notes	745	744
2023 First Lien Notes	960	960
2024 First Lien Notes	490	490
Total First Lien Notes	$2,195	$4,989
____________

(1)
The 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes were repaid during the third quarter of 2014 with the proceeds from the issuance of our Senior Unsecured Notes, together with cash on hand, which are described in further detail below.

Senior Unsecured Notes
Our Senior Unsecured Notes are summarized in the table below (in millions):

	September 30, 2014	December 31, 2013
2023 Senior Unsecured Notes	$1,250	$—
2025 Senior Unsecured Notes	1,550	—
Total Senior Unsecured Notes	$2,800	$—
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
We used the net proceeds received from the issuance of our 2023 Senior Unsecured Notes and 2025 Senior Unsecured Notes, together with cash on hand, to repurchase our outstanding 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes during the third quarter of 2014. We recorded approximately $42 million in deferred financing costs and approximately $340 million in debt extinguishment costs during the third quarter of 2014 related to the repayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes.

First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions):

	September 30, 2014	December 31, 2013
2018 First Lien Term Loans	$1,601	$1,614
2019 First Lien Term Loan	818	824
2020 First Lien Term Loan	387	390
Total First Lien Term Loans	$2,806	$2,828
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
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Corporate Revolving Facility(1)	$206	$242
CDHI(2)	199	218
Various project financing facilities	241	170
Total	$646	$630
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On July 30, 2014, we amended our Corporate Revolving Facility to increase the capacity by an additional $500 million to $1.5 billion.

(2)	During the first quarter of 2014, we amended our CDHI letter of credit facility to lower our fees and extend the maturity to January 2, 2018.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative U.S. GAAP provisions of the fair value option for recording financial assets and financial liabilities. The following table details the fair values and carrying values of our debt instruments at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Notes	$2,348	$2,195	$5,317	$4,989
Senior Unsecured Notes	2,695	2,800	—	—
First Lien Term Loans	2,778	2,806	2,845	2,828
Project financing, notes payable and other(1)	1,784	1,739	1,772	1,766
CCFC Term Loans	1,594	1,600	1,179	1,191
Total	$11,199	$11,140	$11,113	$10,774
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

We measure the fair value of our First Lien Notes, Senior Unsecured Notes, First Lien Term Loans and CCFC Term Loans using market information, including quoted market prices or dealer quotes for the identical liability when traded as an asset (categorized as level 2). We measure the fair value of our project financing, notes payable and other debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,753	$—	$—	$1,753
Margin deposits	177	—	—	177
Commodity instruments:
Commodity exchange traded futures and swaps contracts	649	—	—	649
Commodity forward contracts(2)	—	132	58	190
Interest rate swaps	—	5	—	5
Total assets	$2,579	$137	$58	$2,774
Liabilities:
Margin deposits posted with us by our counterparties	$67	$—	$—	$67
Commodity instruments:
Commodity exchange traded futures and swaps contracts	575	—	—	575
Commodity forward contracts(2)	—	94	47	141
Interest rate swaps	—	113	—	113
Total liabilities	$642	$207	$47	$896

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,134	$—	$—	$1,134
Margin deposits	261	—	—	261
Commodity instruments:
Commodity exchange traded futures and swaps contracts	434	—	—	434
Commodity forward contracts(2)	—	75	32	107
Interest rate swaps	—	9	—	9
Total assets	$1,829	$84	$32	$1,945
Liabilities:
Margin deposits posted with us by our counterparties	$5	$—	$—	$5
Commodity instruments:
Commodity exchange traded futures and swaps contracts	495	—	—	495
Commodity forward contracts(2)	—	52	18	70
Interest rate swaps	—	129	—	129
Total liabilities	$500	$181	$18	$699
___________

(1)
As of September 30, 2014 and December 31, 2013, we had cash equivalents of $1,493 million and $889 million included in cash and cash equivalents and $260 million and $245 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

At September 30, 2014 and December 31, 2013, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices; however, given the nature of our net derivative position, we do not believe that a significant change in market commodity prices would have a material impact on our level 3 net fair value. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at September 30, 2014 and December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2014
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$(3)	Discounted cash flow	Market price (per MWh)	$15.35 — $191.50/MWh
Natural Gas Contracts	$10	Discounted cash flow	Market price (per MMBtu)	$1.98 — $22.52/MMBtu
Power Congestion Products	$3	Discounted cash flow	Market price (per MWh)	$(19.56) — $35.30/MWh

	December 31, 2013
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$7	Discounted cash flow	Market price (per MWh)	$28.92 — $53.15/MWh
Power Congestion Products	$7	Discounted cash flow	Market price (per MWh)	$(8.79) — $11.53/MWh
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$(9)	$13	$14	$16
Realized and mark-to-market gains (losses):
Included in net income:
Included in operating revenues(1)	7	7	(1)	8
Included in fuel and purchased energy expense(2)	5	1	9	—
Purchases, issuances and settlements:
Purchases	—	—	1	—
Issuances	—	—	—	—
Settlements	9	(5)	(7)	(8)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—	—	—
Transfers out of level 3(5)	(1)	—	(5)	—
Balance, end of period	$11	$16	$11	$16
Change in unrealized gains relating to instruments still held at end of period	$12	$8	$8	$8
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and nine months ended September 30, 2014 and 2013.

(4)	There were no transfers out of level 2 into level 3 for each of the three and nine months ended September 30, 2014 and 2013.

(5)
We had $1 million and $5 million in gains transferred out of level 3 into level 2 for the three and nine months ended September 30, 2014, respectively, primarily due to changes in market liquidity in various power markets. There were no transfers out of level 3 into level 2 for each of the three and nine months ended September 30, 2013.

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
We also engage in limited trading activities, as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management, related to our commodity derivative portfolio which exposes us to certain market risks that are segregated from the market risks of our underlying asset portfolio. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading gains and losses were not material for the three and nine months ended September 30, 2014 and 2013.
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of September 30, 2014, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 9 years.
As of September 30, 2014 and December 31, 2013, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify or were not designated under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	September 30, 2014	December 31, 2013
Power (MWh)	(57)	(29)
Natural gas (MMBtu)	230	448
Environmental credits (Tonnes)	2	—
Interest rate swaps	$1,500	$1,527
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of September 30, 2014, was $15 million for which we have posted collateral of $8 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that no additional collateral would be required and that no counterparty could request immediate, full settlement.
Accounting for Derivative Instruments
We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption. For transactions in which we elect the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Condensed Statements of Operations until the period of delivery. Revenues and expenses derived from instruments that qualified for hedge accounting or represent an economic hedge are recorded in the same financial statement line item as the item being hedged. Hedge accounting requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We present the cash flows from our derivatives in the same category as the item being hedged (or economically hedged) within operating activities or investing activities on our Consolidated Condensed Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.
Cash Flow Hedges — We report the effective portion of the mark-to-market gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014 and 2013, we did not have any commodity derivative instruments designated as cash flow hedges. Gains and losses due to ineffectiveness on interest rate hedging instruments are recognized currently in earnings as a component of interest expense. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value are recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction impacts earnings or until it is determined that the forecasted transaction is probable of not occurring.
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
Derivatives Included on Our Consolidated Condensed Balance Sheets
The following tables present the fair values of our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$549	$—	$549
Long-term derivative assets	290	5	295
Total derivative assets	$839	$5	$844

Current derivative liabilities	$489	$45	$534
Long-term derivative liabilities	227	68	295
Total derivative liabilities	$716	$113	$829
Net derivative asset (liabilities)	$123	$(108)	$15

	December 31, 2013
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$445	$—	$445
Long-term derivative assets	96	9	105
Total derivative assets	$541	$9	$550

Current derivative liabilities	$404	$47	$451
Long-term derivative liabilities	161	82	243
Total derivative liabilities	$565	$129	$694
Net derivative asset (liabilities)	$(24)	$(120)	$(144)

	September 30, 2014		December 31, 2013
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$5	$108	$9	$115
Total derivatives designated as cash flow hedging instruments	$5	$108	$9	$115

Derivatives not designated as hedging instruments:
Commodity instruments	$839	$716	$541	$565
Interest rate swaps	—	5	—	14
Total derivatives not designated as hedging instruments	$839	$721	$541	$579
Total derivatives	$844	$829	$550	$694
We elected not to offset fair value amounts recognized as derivative instruments on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements or other contractual netting provisions negotiated with the counterparty. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$649	$(575)	$(74)	$—
Commodity forward contracts	190	(121)	(2)	67
Interest rate swaps	5	—	—	5
Total derivative assets	$844	$(696)	$(76)	$72
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(575)	$575	$—	$—
Commodity forward contracts	(141)	121	8	(12)
Interest rate swaps	(113)	—	—	(113)
Total derivative (liabilities)	$(829)	$696	$8	$(125)
Net derivative assets (liabilities)	$15	$—	$(68)	$(53)

	December 31, 2013
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$434	$(420)	$(14)	$—
Commodity forward contracts	107	(60)	—	47
Interest rate swaps	9	—	—	9
Total derivative assets	$550	$(480)	$(14)	$56
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(495)	$420	$75	$—
Commodity forward contracts	(70)	60	1	(9)
Interest rate swaps	(129)	—	—	(129)
Total derivative (liabilities)	$(694)	$480	$76	$(138)
Net derivative assets (liabilities)	$(144)	$—	$62	$(82)
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

The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gain (loss)(1)
Commodity derivative instruments	$59	$27	$38	$60
Total realized gain (loss)	$59	$27	$38	$60

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$11	$43	$79	$15
Interest rate swaps	7	(5)	9	(1)
Total mark-to-market gain (loss)	$18	$38	$88	$14
Total activity, net	$77	$65	$126	$74
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$53	$18	$(26)	$(41)
Derivatives contracts included in fuel and purchased energy expense	17	52	143	116
Interest rate swaps included in interest expense	7	(5)	9	(1)
Total activity, net	$77	$65	$126	$74
Derivatives Included in OCI and AOCI
We do not have any commodity derivative instruments that were designated as cash flow hedges during the three and nine months ended September 30, 2014 and 2013. The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2014	2013	2014		2013	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate swaps(1)(2)	$11	$12	$(8)	(4)	$(19)	Interest expense

	Nine Months Ended September 30,		Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2014	2013	2014		2013	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate swaps(1)(2)	$2	$73	$(34)	(4)	$(38)	Interest expense
____________

(1)	We did not record any gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during each of the three and nine months ended September 30, 2014 and 2013.

(2)
We recorded an income tax expense of nil and $7 million for the three months ended September 30, 2014 and 2013, respectively, and income tax expense of nil and $4 million for the nine months ended September 30, 2014 and 2013, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $145 million and $148 million at September 30, 2014 and December 31, 2013, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $12 million and $11 million at September 30, 2014 and December 31, 2013, respectively.

(4)
Includes a loss of nil and $7 million for the three months ended September 30, 2014 and 2013, respectively, and a loss of $10 million and $7 million for the nine months ended September 30, 2014 and 2013, respectively, that was reclassified from AOCI to interest expense, where the hedged transactions are no longer expected to occur.

We estimate that pre-tax net losses of $46 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Margin deposits(1)	$177	$261
Natural gas and power prepayments	24	28
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$201	$289

Letters of credit issued	$444	$488
First priority liens under power and natural gas agreements	12	31
First priority liens under interest rate swap agreements	115	132
Total letters of credit and first priority liens with our counterparties	$571	$651

Margin deposits posted with us by our counterparties(1)(3)	$67	$5
Letters of credit posted with us by our counterparties	140	2
Total margin deposits and letters of credit posted with us by our counterparties	$207	$7
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

(2)
At September 30, 2014 and December 31, 2013, $190 million and $272 million, respectively, were included in margin deposits and other prepaid expense and $11 million and $17 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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
Income Tax Expense

The table below shows our consolidated income tax expense from continuing operations (excluding noncontrolling interest) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$9	$110	$5	$12
Effective tax rate	1%	26%	1%	10%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the impact of our NOLs, changes in unrecognized tax benefits and valuation allowances. We will use existing federal and state NOLs to almost entirely offset the projected taxable gains from the sale of six power plants in July 2014. For the three and nine months ended September 30, 2014 and 2013, our income tax expense is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs. See Note 10 in our 2013 Form 10-K for further information regarding our NOLs.
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
Canadian Tax Audits — In January 2013, we received an adjusted reassessment on one of two transfer pricing issues that we were disputing with the Canadian Revenue Authority (“CRA”). We proposed a settlement of the adjusted reassessment with the CRA and the CRA accepted our proposal. The adjustment to our transfer pricing increased taxable income and was offset by existing NOLs to which a valuation allowance had been applied and did not have a material impact on our Consolidated Condensed Financial Statements.
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
Valuation Allowance — U.S. GAAP requires that we consider all available evidence, both positive and negative, and tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Due to our earnings history, we are unable to assume future profits; however, we are able to consider available tax planning strategies.
Unrecognized Tax Benefits — At September 30, 2014, we had unrecognized tax benefits of $66 million. If recognized, $16 million of our unrecognized tax benefits could impact the annual effective tax rate and $50 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact on our effective tax rate. We also had accrued interest and penalties of $13 million for income tax matters at September 30, 2014. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe it is reasonably possible that a decrease within the range of nil and $11 million in unrecognized tax benefits could occur within the next 12 months primarily related to foreign tax issues.

9.	Earnings per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. Reconciliations of the amounts used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2014 and 2013, are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	398,232	434,384	411,534	444,486
Share-based awards	4,730	4,109	4,522	4,060
Weighted average shares outstanding (diluted)	402,962	438,493	416,056	448,546
We excluded the following items from diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013, because they were anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based awards	2,854	5,063	2,855	5,062

10.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At September 30, 2014, there were 567,000 and 40,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively. At September 30, 2014, 186,816 shares and 13,014,196 shares remain available for future issuance under the Director Plan and the Equity Plan, respectively.
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
Stock-based compensation expense recognized for our equity classified share-based awards was $8 million for each of the three months ended September 30, 2014 and 2013, and $25 million and $27 million for the nine months ended September 30, 2014 and 2013, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the nine months ended September 30, 2014 and 2013. At September 30, 2014, there was unrecognized compensation cost of $1 million related to options, $34 million related to restricted stock and nil related to restricted stock units, which is expected to be recognized over a weighted average period of 0.4 years for options, 1.3 years for restricted stock and 0.6 years for restricted stock units. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.
A summary of all of our non-qualified stock option activity for the nine months ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2013	14,114,289	$18.25	3.1	$36
Granted	—	$—
Exercised	2,869,586	$16.18
Forfeited	46,117	$16.05
Expired	2,500	$17.79
Outstanding — September 30, 2014	11,196,086	$18.79	2.3	$40
Exercisable — September 30, 2014	10,423,567	$19.05	1.9	$35
Vested and expected to vest – September 30, 2014	11,175,937	$18.80	2.3	$40
The total intrinsic value of our employee stock options exercised was $21 million for each of the nine months ended September 30, 2014 and 2013. The total cash proceeds received from our employee stock options exercised was $19 million for each of the nine months ended September 30, 2014 and 2013.
There were no stock options granted during the nine months ended September 30, 2014. The fair value of options granted during the nine months ended September 30, 2013 was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table:

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

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded stock options.

(4)	We have never paid cash dividends on our common stock, and we do not anticipate any cash dividend payments on our common stock in the near future.

A summary of our restricted stock and restricted stock unit activity for the nine months ended September 30, 2014, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2013	4,431,841	$16.45
Granted	1,845,049	$19.26
Forfeited	360,956	$17.66
Vested	1,530,075	$15.25
Nonvested — September 30, 2014	4,385,859	$17.95
The total fair value of our restricted stock and restricted stock units that vested during the nine months ended September 30, 2014 and 2013, was approximately $31 million and $21 million, respectively.
Liability Classified Share-Based Awards
During the first quarter of 2014, our Board of Directors approved the award of performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s TSR over the three-year performance period of January 1, 2014 through December 31, 2016 compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was nil for each of the three months ended September 30, 2014 and 2013 and $5 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively.
A summary of our performance share unit activity for the nine months ended September 30, 2014, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2013	449,798	$21.25
Granted	461,393	$22.56
Forfeited	15,894	$21.84
Vested(1)	15,312	$21.25
Nonvested — September 30, 2014	879,985	$21.93
___________

(1)
In accordance with the applicable performance share unit agreements, performance share units granted to employees who meet the retirement eligibility requirements stipulated in the Equity Plan are fully vested upon the later of the date on which the employee becomes eligible to retire or one-year anniversary of the grant date.

11.	Shareholder Transaction
On July 8, 2014, we entered into a share repurchase agreement, at the prevailing market price, with a shareholder that beneficially owned slightly less than 10% of our outstanding common stock to purchase 13,213,372 shares of our common stock for the aggregate purchase price of $311,464,283 in a private transaction. We used cash on hand to fund the transaction which settled on July 10, 2014, and the repurchased shares have been returned to treasury stock.

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
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. During the third quarter of 2014, we altered the composition of our geographic segments to combine our former North and Southeast segments into one segment which was renamed the East segment. This change reflects the manner in which our geographic information is presented internally to our chief operating decision maker following the sale of six power plants in July 2014 from what was formerly our Southeast segment. Thus, beginning in the third quarter of 2014, our reportable segments are West (including geothermal), Texas and East (including North, Southeast and Canada). Our segment data below has been revised to present our segments on this revised basis for all periods.

Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. During the fourth quarter of 2013, we changed the methodology previously used during 2013 for allocating corporate expenses to our segments. This change had no impact on our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2014; however, segment amounts previously reported for the three and nine months ended September 30, 2013 were adjusted by immaterial amounts. Our segment data for the three and nine months ended September 30, 2013 have been recast to reflect these changes. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended September 30, 2014
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$714	$985	$488	$—	$2,187
Intersegment revenues	1	4	2	(7)	—
Total operating revenues	$715	$989	$490	$(7)	$2,187
Commodity Margin(1)	$361	$346	$237	$—	$944
Add: Mark-to-market commodity activity, net and other(2)	41	(64)	4	(6)	(25)
Less:
Plant operating expense	91	77	55	(8)	215
Depreciation and amortization expense	65	51	38	(1)	153
Sales, general and other administrative expense	11	18	8	—	37
Other operating expenses	12	1	6	4	23
Impairment losses	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
(Income) from unconsolidated investments in power plants	—	—	(5)	—	(5)
Income from operations	223	135	769	(1)	1,126
Interest expense, net of interest income					154
Debt extinguishment costs and other (income) expense, net					344
Income before income taxes					$628

	Three Months Ended September 30, 2013
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$620	$842	$588	$—	$2,050
Intersegment revenues	1	(6)	43	(38)	—
Total operating revenues	$621	$836	$631	$(38)	$2,050
Commodity Margin(1)	$337	$328	$320	$—	$985
Add: Mark-to-market commodity activity, net and other(2)	16	(5)	3	(8)	6
Less:
Plant operating expense	84	56	67	(7)	200
Depreciation and amortization expense	58	41	51	—	150
Sales, general and other administrative expense	9	13	10	1	33
Other operating expenses	12	2	9	(3)	20
(Income) from unconsolidated investments in power plants	—	—	(9)	—	(9)
Income from operations	190	211	195	1	597
Interest expense, net of interest income					174
Other (income) expense, net					7
Income before income taxes					$416

	Nine Months Ended September 30, 2014
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,692	$2,592	$1,807	$—	$6,091
Intersegment revenues	4	19	46	(69)	—
Total operating revenues	$1,696	$2,611	$1,853	$(69)	$6,091
Commodity Margin(3)	$791	$644	$786	$—	$2,221
Add: Mark-to-market commodity activity, net and other(4)	91	74	(31)	(23)	111
Less:
Plant operating expense	291	250	237	(24)	754
Depreciation and amortization expense	183	141	129	—	453
Sales, general and other administrative expense	28	48	32	—	108
Other operating expenses	39	4	22	1	66
Impairment losses	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
(Income) from unconsolidated investments in power plants	—	—	(18)	—	(18)
Income from operations	341	275	983	—	1,599
Interest expense, net of interest income					486
Debt extinguishment costs and other (income) expense, net					361
Income before income taxes					$752

	Nine Months Ended September 30, 2013
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,482	$1,820	$1,561	$—	$4,863
Intersegment revenues	2	(24)	101	(79)	—
Total operating revenues	$1,484	$1,796	$1,662	$(79)	$4,863
Commodity Margin(3)	$737	$537	$705	$—	$1,979
Add: Mark-to-market commodity activity, net and other(4)	(2)	18	12	(24)	4
Less:
Plant operating expense	271	214	221	(22)	684
Depreciation and amortization expense	164	125	153	(1)	441
Sales, general and other administrative expense	24	43	34	1	102
Other operating expenses	33	4	25	(4)	58
(Income) from unconsolidated investments in power plants	—	—	(25)	—	(25)
Income from operations	243	169	309	2	723
Interest expense, net of interest income					517
Debt extinguishment costs and other (income) expense, net					83
Income before income taxes					$123
_________

(1)
Commodity Margin related to the six power plants sold in our East segment on July 3, 2014, was not significant for the three months ended September 30, 2014. Commodity Margin related to these plants was $65 million for the three months ended September 30, 2013.

(2)	Includes $49 million and $44 million of lease levelization and $4 million and $4 million of amortization expense for the three months ended September 30, 2014 and 2013, respectively.

(3)
Our East segment includes Commodity Margin of $81 million and $122 million for the nine months ended September 30, 2014 and 2013, respectively, related to the six power plants in our East segment that were sold in July 2014.

(4)	Includes $(7) million and $17 million of lease levelization and $11 million and $11 million of amortization expense for the nine months ended September 30, 2014 and 2013, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our goal is to be recognized as the premier power generation company in the U.S. as viewed by our employees, customers, regulators, shareholders and the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership, and by pursuing opportunities to improve our fleet performance and reduce operating costs. We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation, and to set the foundation for future growth and success with the following achievements during 2014:

•
Our entire fleet achieved a low forced outage factor of 2.1% and an impressive starting reliability of 98.5% during the nine months ended September 30, 2014 despite extreme weather conditions experienced in some of our markets during the first quarter of 2014.

•
During 2014, we repurchased a total of 42,754,300 shares of our common stock for approximately $949 million at an average price of $22.19 per share. Included in the total 2014 activity is the repurchase of 13,213,372 shares of our common stock from a shareholder for approximately $311 million in a private transaction completed in July 2014 that was approved by our Board of Directors.

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

•	During the first quarter of 2014, we amended our CDHI letter of credit facility to lower our fees and extend the maturity to January 2, 2018.

•	In June 2014, we completed construction to expand the baseload capacity of our Deer Park and Channel Energy Centers by approximately 260 MW each.

•
On July 3, 2014, we completed the sale of six of our power plants in our East segment for a purchase price of approximately $1.57 billion in cash, excluding working capital and other adjustments. The divestiture of these power plants has better aligned our asset base with our strategic focus on competitive wholesale markets.

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

•
On August 22, 2014, we entered into an agreement to purchase Fore River Energy Center, a power plant with a nameplate capacity of 809 MW, for approximately $530 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant located in North Weymouth, Massachusetts will increase capacity in our East segment, specifically the constrained New England market.

•
In November 2014, we issued notice to the holders of our 2023 First Lien Notes of our intent to redeem 10% of the original aggregate principal amount, plus accrued and unpaid interest. We intend to use cash on hand to fund the redemption.

•
We successfully originated several new contracts with customers in our West, Texas and East segments, including those related to our Geysers Assets, our RockGen, Pastoria, Delta and Osprey power plants and our Texas power plant fleet.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas and East (including North, Southeast and Canada). See Note 13 of the Notes to the Consolidated Condensed Financial Statements for a further description of our change in reportable segments.
Following the sale of six of our East power plants, our portfolio, including partnership interests but excluding acquisitions pending close, consists of 87 power plants, including one under construction, located throughout 17 states in the U.S. and in Canada, with an aggregate current generation capacity of 25,851 MW and 309 MW under construction. Our fleet, including projects under construction, consists of 70 combustion turbine-based plants, one fossil steam-based plant, 15 geothermal turbine-based plants and one photovoltaic solar plant. As of the filing of this Report, our segments have an aggregate generation capacity of 7,524 MW in the West, 9,427 MW in Texas and 8,900 MW with an additional 309 MW under construction in the East.
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
ERCOT
The PUCT is considering changes regarding its approach to resource adequacy, including price formation. ERCOT successfully launched the Operating Reserve Demand Curve (“ORDC”) functionality on June 1, 2014. This application produces a price “adder” to the clearing price of energy that increases as reserve capacity declines. At the direction of the PUCT, ERCOT stakeholders are implementing changes to avoid potential price suppression associated with the ORDC and the real time energy clearing prices. The PUCT continues to consider the appropriate reliability standard that should be used to set ERCOT’s planning reserve margin. As these proceedings are ongoing and the timing of these changes is uncertain, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows.
PJM
PJM experienced several unusual cold weather events during January 2014. PJM maintained system reliability, but the system was challenged. In order to address some of these challenges, PJM is in the process of developing market rule changes that, if ultimately filed by PJM and approved by the FERC, would significantly change PJM’s Reliability Pricing Model. PJM’s proposed changes include stronger performance incentives and more significant penalties for failure to perform during peak power system conditions. We generally support PJM’s proposed changes and believe that, overall, they enhance the competitiveness of the PJM power market; however, we cannot predict whether the FERC will approve all of PJM’s changes, what their ultimate impact may be, nor the impact on our financial condition, results of operations or cash flows.

Demand Response Resources
FERC’s Order No. 745 regarding compensation of demand response in the energy market was appealed to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”). In May 2014, the D.C. Circuit issued an order vacating and remanding Order No. 745 on the basis that the FERC does not have jurisdiction to regulate demand response in the energy market. The FERC and several other parties sought rehearing en banc of the D.C. Circuit’s decision. Rehearing was denied by the D.C. Circuit in September 2014. On October 20, 2014, the D.C. Circuit granted the FERC’s request for a stay of the decision pending a possible petition for certiorari to be filed by the FERC in December. If the FERC files for certiorari, the stay will remain in place until final disposition by the U.S. Supreme Court.
Cross-State Air Pollution Rule (“CSAPR”) and Mercury and Air Toxics Standards (“MATS”)
On April 29, 2014, the U.S. Supreme Court in EME Homer City Generation v. EPA ruled in favor of the EPA by reversing and remanding the decision of the D.C. Circuit invalidating CSAPR. On October 23, 2014, the D.C. Circuit lifted the stay so that CSAPR can be fully implemented. The EPA has not yet indicated how it will implement CSAPR. Remaining legal issues are scheduled for oral argument before the D.C. Circuit on March 11, 2015.
On April 15, 2014, the D.C. Circuit rejected all legal challenges to the EPA’s MATS regulation in the case White Stallion Energy Center, LLC, et al v. EPA., which included challenges by over 20 states, industry groups and companies. On July 14, 2014, three petitions for a writ of certiorari were filed with the U.S. Supreme Court in conjunction with the D.C. Circuit’s action. The U.S. Supreme Court has not yet ruled on these petitions.
CSAPR and MATS primarily impact coal-fired power plants, and therefore judicial decisions related to these rules do not directly affect our business. However, we believe that well-founded regulations protecting health and the environment could benefit our competitive position by better recognizing the value of our investments in clean power generation technology.
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
California: GHG — Cap-and-Trade Regulation
California’s AB 32 requires the state to reduce statewide GHG emissions to 1990 levels by 2020. To meet this benchmark, the CARB has promulgated a number of regulations, including the Cap-and-Trade Regulation and Mandatory Reporting Rule, which took effect on January 1, 2012. These regulations have been amended by the CARB several times since then. The most recent amendments were proposed by the CARB on July 29, 2014 and adopted by the CARB Board on September 18, 2014, although they will not become effective until further administrative procedures are complete.
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
On January 1, 2014, the California Cap-and-Trade market was officially linked to the GHG Cap-and-Trade market in Quebec. The first joint GHG allowance auction is scheduled for November 19, 2014.
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
Cooling Water Intake Structures
On August 15, 2014, the EPA published the final Cooling Water Intake Structure Rule, which regulates the design and operation of such structures at power plants and other sources in order to minimize adverse environmental impacts. We are only subject to the provisions of this rule at one of our power plants, and we do not expect the rule to have a material direct impact on our operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Set forth below are our results of operations for the three months ended September 30, 2014 as compared to the same period in 2013 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2014	2013	Change	% Change
Operating revenues:
Commodity revenue	$2,186	$2,020	$166	8
Mark-to-market gain (loss)	(2)	26	(28)	#
Other revenue	3	4	(1)	(25)
Operating revenues	2,187	2,050	137	7
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,281	1,076	(205)	(19)
Mark-to-market gain	(13)	(17)	(4)	(24)
Fuel and purchased energy expense	1,268	1,059	(209)	(20)
Plant operating expense	215	200	(15)	(8)
Depreciation and amortization expense	153	150	(3)	(2)
Sales, general and other administrative expense	37	33	(4)	(12)
Other operating expenses	23	20	(3)	(15)
Total operating expenses	1,696	1,462	(234)	(16)
Impairment losses	123	—	(123)	—
(Gain) on sale of assets, net	(753)	—	753	—
(Income) from unconsolidated investments in power plants	(5)	(9)	(4)	(44)
Income from operations	1,126	597	529	89
Interest expense	156	176	20	11
Interest (income)	(2)	(2)	—	—
Debt extinguishment costs	340	—	(340)	—
Other (income) expense, net	4	7	3	43
Income before income taxes	628	416	212	51
Income tax expense	9	110	101	92
Net income	619	306	313	#
Net income attributable to the noncontrolling interest	(5)	—	(5)	—
Net income attributable to Calpine	$614	$306	$308	#

	2014	2013	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	28,449	29,688	(1,239)	(4)
Average availability	96.6%	97.6%	(1.0)%	(1)
Average total MW in operation(1)	25,071	27,005	(1,934)	(7)
Average capacity factor, excluding peakers	57.7%	55.7%	2.0%	4
Steam Adjusted Heat Rate	7,402	7,414	12	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $39 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to:

•	the sale of six power plants with a total capacity of 3,498 MW in our East segment on July 3, 2014;

•	lower regulatory capacity revenue in PJM; and

•	the expiration of a tolling contract associated with our Delta Energy Center in December 2013 and a PPA associated with our Osprey Energy Center in May 2014; partially offset by

•
our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013, the acquisition of Guadalupe Energy Center in February 2014 and the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014; and

•	stronger market conditions resulting in higher market Spark Spreads in the West and East segments during the third quarter of 2014 compared to the third quarter of 2013.

Generation decreased 4% primarily due to the sale of six power plants with a total capacity of 3,498 MW in our East segment on July 3, 2014 partially offset by the acquisition of Guadalupe Energy Center in February 2014 and the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014. Our average total MW in operation decreased by 1,934 MW, or 7%, primarily due to the aforementioned changes in our power plant portfolio in addition to our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013.

Mark-to-market gain/loss from hedging our future generation and fuel needs had a unfavorable variance of $32 million, primarily driven by the settlement of higher mark-to-market gains related to hedges during the three months ended September 30, 2014 as compared to the same period in 2013.

Our plant operating expense increased by $19 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, after excluding a decrease of $4 million attributable to power plant portfolio changes. Outside of portfolio changes and major maintenance, our plant operating expense increased $15 million during the three months ended September 30, 2014 compared to the same period in 2013, primarily resulting from a $5 million increase in equipment failure costs related to outages and a $10 million increase in other expenses including an increase in the accrual for performance-based compensation. We also experienced a $3 million increase in major maintenance expense resulting from our plant outage schedule during the three months ended September 30, 2014 compared to the same period in 2013.

In line with our strategy to sell or contract power plants located in wholesale power markets dominated by regulated utilities and focus on competitive wholesale markets, we completed the sale of six of our power plants in our East segment on July 3, 2014, resulting in a gain on sale of assets, net of $753 million, which was recorded during the third quarter of 2014. In addition, we executed a term sheet with a third party related to our Osprey Energy Center in August 2014 for a new PPA with a term of up to 27 months, after which the third party would purchase our Osprey Energy Center. Although a definitive contract for the sale of Osprey Energy Center has not yet been finalized, the offer implied by the term sheet resulted in an impairment loss of approximately $123 million, which was recorded during the third quarter of 2014. See Notes 1 and 2 of the Notes to the Consolidated Condensed Financial Statements for further information regarding the impairment and the sale of six power plants, respectively.

Income from unconsolidated investments in power plants decreased $4 million primarily resulting from a scheduled outage in 2014 at Greenfield LP and a decrease in the Canadian-U.S. dollar exchange rate during the three months ended September 30, 2014 compared to the same period in 2013.

Interest expense decreased by $20 million for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, to 5.7% for the three months ended September 30, 2014, from 6.4% for the three months ended September 30, 2013. The issuance of our Senior Unsecured Notes in 2014 and 2022

First Lien Notes, 2024 First Lien Notes and 2020 First Lien Term Loan in 2013 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes with debt carrying lower interest rates. The decrease in interest expense was partially offset by a decrease in capitalized interest of $6 million during the three months ended September 30, 2014 compared to the same period in 2013.

Debt extinguishment costs for the three months ended September 30, 2014, consisted of $340 million in connection with the issuance of our Senior Unsecured Notes, which is comprised of $306 million of prepayment penalties and $34 million associated with the write-off of unamortized debt discount and deferred financing costs. There were no debt extinguishment costs recorded during the three months ended September 30, 2013.

During the three months ended September 30, 2014, we recorded an income tax expense of $9 million compared to $110 million for the three months ended September 30, 2013. The favorable period-over-period change was primarily due to the application of the intraperiod tax allocation methodology in 2013 when the higher effective tax rate resulted in the offset of an income tax benefit associated with higher pre-tax losses recognized during the first half of 2013.

Net income attributable to the noncontrolling interest increased $5 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013 as our Russell City Energy Center commenced operations in August 2013.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Set forth below are our results of operations for the nine months ended September 30, 2014 as compared to the same period in 2013 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2014	2013	Change	% Change
Operating revenues:
Commodity revenue	$6,000	$4,867	$1,133	23
Mark-to-market gain (loss)	81	(14)	95	#
Other revenue	10	10	—	—
Operating revenues	6,091	4,863	1,228	25
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,757	2,909	(848)	(29)
Mark-to-market (gain) loss	2	(29)	(31)	#
Fuel and purchased energy expense	3,759	2,880	(879)	(31)
Plant operating expense	754	684	(70)	(10)
Depreciation and amortization expense	453	441	(12)	(3)
Sales, general and other administrative expense	108	102	(6)	(6)
Other operating expenses	66	58	(8)	(14)
Total operating expenses	5,140	4,165	(975)	(23)
Impairment losses	123	—	(123)	—
(Gain) on sale of assets, net	(753)	—	753	—
(Income) from unconsolidated investments in power plants	(18)	(25)	(7)	(28)
Income from operations	1,599	723	876	#
Interest expense	491	522	31	6
Interest (income)	(5)	(5)	—	—
Debt extinguishment costs	341	68	(273)	#
Other (income) expense, net	20	15	(5)	(33)
Income before income taxes	752	123	629	#
Income tax expense	5	12	7	58
Net income	747	111	636	#
Net income attributable to the noncontrolling interest	(11)	—	(11)	—
Net income attributable to Calpine	$736	$111	$625	#

	2014	2013	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	74,511	76,025	(1,514)	(2)
Average availability	90.9%	92.0%	(1.1)%	(1)
Average total MW in operation(1)	27,045	26,696	349	1
Average capacity factor, excluding peakers	47.1%	49.0%	(1.9)%	(4)
Steam Adjusted Heat Rate	7,396	7,402	6	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $285 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to:

•
our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013, the acquisition of Guadalupe Energy Center in February 2014 and the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014;

•	running some of our dual-fueled power plants in the East on fuel oil during the first quarter of 2014 rather than natural gas when fuel oil prices were lower than natural gas prices;

•	higher regulatory capacity revenue in PJM during the first half of 2014; and

•	stronger market conditions resulting in higher market Spark Spreads in the West during the nine months ended September 30, 2014 compared to the same period in 2013; partially offset by

•	the sale of six power plants with a total capacity of 3,498 MW in our East segment on July 3, 2014;

•	lower contribution from hedges; and

•	the expiration of a tolling contract associated with our Delta Energy Center in December 2013 and a PPA associated with our Osprey Energy Center in May 2014.

Generation decreased 2% primarily due to the sale of six power plants with a total capacity of 3,498 MW in our East segment on July 3, 2014 and outages at several of our power plants during the nine months ended September 30, 2014 compared to the same period in 2013 partially offset by our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013, the acquisition of Guadalupe Energy Center in February 2014 and the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014. Our average total MW in operation increased by 349 MW, or 1%, primarily due to the aforementioned changes in our power plant portfolio.

Mark-to-market gain/loss from hedging our future generation and fuel needs had a favorable variance of $64 million, primarily driven by the settlement of higher mark-to-market losses related to hedges during the nine months ended September 30, 2014 as compared to the same period in 2013.

Our plant operating expense increased by $52 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, after excluding an increase of $18 million attributable to power plant portfolio changes. Outside of portfolio changes and major maintenance, our plant operating expense increased $44 million during the nine months ended September 30, 2014 compared to the same period in 2013, primarily resulting from an $18 million increase in equipment failure costs related to outages, an $11 million reversal of Section 185 fees for which we determined we have no current or retroactive fee obligations during 2013 and a $15 million increase in other expenses including an increase in the accrual for performance-based compensation. We also experienced an $8 million increase in major maintenance expense resulting from our plant outage schedule during the nine months ended September 30, 2014 compared to the same period in 2013.

Other operating expenses increased by $8 million during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in development costs related to projects in the initial stages of development.

In line with our strategy to sell or contract power plants located in wholesale power markets dominated by regulated utilities and focus on competitive wholesale markets, we completed the sale of six of our power plants in our East segment on July 3, 2014, resulting in a gain on sale of assets, net of $753 million, which was recorded during the third quarter of 2014. In addition, we executed a term sheet with a third party related to our Osprey Energy Center in August 2014 for a new PPA with a term of up to 27 months, after which the third party would purchase our Osprey Energy Center. Although a definitive contract for the sale of Osprey Energy Center has not yet been finalized, the offer implied by the term sheet resulted in an impairment loss of approximately $123 million, which was recorded during the third quarter of 2014. See Notes 1 and 2 of the Notes to the Consolidated Condensed Financial Statements for further information regarding the impairment and the sale of six power plants, respectively.

Income from unconsolidated investments in power plants decreased $7 million primarily resulting from a scheduled outage in 2014 at Greenfield LP and a decrease in the Canadian-U.S. dollar exchange rate during the nine months ended September 30, 2014 compared to the same period in 2013.

Interest expense decreased by $31 million for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, to 6.0% for the nine months ended September 30, 2014, from 6.7% for the nine months ended September 30, 2013. The issuance of our Senior Unsecured Notes in 2014 and CCFC Term Loans, 2022 First Lien Notes, 2024 First Lien Notes and 2020 First Lien Term Loan in 2013 allowed us to reduce our overall cost of debt by replacing our CCFC Notes and a portion of our First Lien Notes with debt carrying lower interest rates. The decrease in interest expense was partially offset by a decrease in capitalized interest of $18 million during the nine months ended September 30, 2014 compared to the same period in 2013.

Debt extinguishment costs for the nine months ended September 30, 2014, primarily consisted of $340 million in connection with the issuance of our Senior Unsecured Notes, which is comprised of $306 million of prepayment penalties and $34 million associated with the write-off of unamortized debt discount and deferred financing costs. Debt extinguishment costs for the nine months ended September 30, 2013, consisted of $68 million in connection with the redemption of the CCFC Notes, which is comprised of $40 million of prepayment penalties and $28 million associated with the write-off of unamortized debt discount and deferred financing costs.

Other (income) expense, net increased by $5 million for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase related to a change in estimate for a legal reserve.

During the nine months ended September 30, 2014, we recorded an income tax expense of $5 million compared to $12 million for the nine months ended September 30, 2013. The favorable period-over-period change primarily resulted from a decrease in various state and foreign jurisdiction income taxes.

Net income attributable to the noncontrolling interest increased $11 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 as our Russell City Energy Center commenced operations in August 2013.
COMMODITY MARGIN AND ADJUSTED EBITDA
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with U.S. GAAP, as well as such non-GAAP financial measures as Commodity Margin and Adjusted EBITDA, discussed below, which we use as measures of our performance. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.
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

Commodity Margin by Segment for the Three Months Ended September 30, 2014 and 2013
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended September 30, 2014 and 2013 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2014	2013	Change	% Change
Commodity Margin (in millions)	$361	$337	$24	7
Commodity Margin per MWh generated	$37.47	$33.09	$4.38	13

MWh generated (in thousands)	9,634	10,185	(551)	(5)
Average availability	98.6%	97.9%	0.7%	1
Average total MW in operation	7,524	7,205	319	4
Average capacity factor, excluding peakers	61.9%	68.5%	(6.6)%	(10)
Steam Adjusted Heat Rate	7,325	7,317	(8)	—

West — Commodity Margin in our West segment increased by $24 million, or 7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to our contracted 464 MW Russell City and 309 MW Los Esteros power plants, which commenced commercial operations in August 2013 and were also the drivers of a 319 MW, or 4%, increase in our average total MW in operation. The positive impact of these power plants was partially offset by the expiration of a tolling contract associated with our Delta Energy Center in December 2013. Commodity Margin was also positively impacted by higher market Spark Spreads resulting from stronger market conditions due to warmer weather and lower hydroelectric generation during the third quarter of 2014 compared to the third quarter of 2013. The impact of these positive factors was partially offset by lower contribution from hedges during the three months ended September 30, 2014 compared to the same period in 2013.

Texas:	2014	2013	Change	% Change
Commodity Margin (in millions)	$346	$328	$18	5
Commodity Margin per MWh generated	$29.02	$33.05	$(4.03)	(12)

MWh generated (in thousands)	11,924	9,924	2,000	20
Average availability	96.3%	97.8%	(1.5)%	(2)
Average total MW in operation	9,191	7,788	1,403	18
Average capacity factor, excluding peakers	58.8%	57.7%	1.1%	2
Steam Adjusted Heat Rate	7,215	7,226	11	—

Texas — Commodity Margin in our Texas segment increased by $18 million, or 5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the acquisition of our 1,000 MW Guadalupe Energy Center on February 26, 2014 and the expansions of our Deer Park and Channel Energy Centers which were completed in June 2014, all of which were also the primary drivers of the 1,403 MW, or 18%, increase in our average total MW in operation and 20% increase in generation during the third quarter of 2014 compared to the third quarter of 2013. The increase was partially offset by lower market Spark Spreads during the third quarter of 2014 compared to the same period in 2013.

East:	2014	2013	Change	% Change
Commodity Margin (in millions)	$237	$320	$(83)	(26)
Commodity Margin per MWh generated	$34.39	$33.41	$0.98	3

MWh generated (in thousands)	6,891	9,579	(2,688)	(28)
Average availability	95.1%	97.3%	(2.2)%	(2)
Average total MW in operation	8,356	12,012	(3,656)	(30)
Average capacity factor, excluding peakers	50.8%	44.8%	6.0%	13
Steam Adjusted Heat Rate	7,848	7,713	(135)	(2)

East — Commodity Margin in our East segment decreased by $18 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, after excluding a decrease of $65 million resulting from the sale of six power plants with a total capacity of 3,498 MW on July 3, 2014 which was also the primary driver of the 3,656 MW decrease in average total MW in operation. The decrease in Commodity Margin resulted from lower regulatory capacity revenue in PJM during the third quarter of 2014 compared to the third quarter of 2013 and the expiration of a previously existing PPA associated with our Osprey Energy Center in May 2014. The decrease in Commodity Margin was partially offset by higher contribution from hedges and higher market Spark Spreads realized by our Mid-Atlantic power plants. During the third quarter of 2014, our Mid-Atlantic combined-cycle power plants benefited from low natural gas prices due to the locational advantage that allows these power plants access to discounted Marcellus natural gas. Generation decreased 28% during the three months ended September 30, 2014 compared to the same period in 2013 due to the sale of six power plants and the expiration of a PPA partially offset by higher generation from our Mid-Atlantic power plants.
Commodity Margin by Segment for the Nine Months Ended September 30, 2014 and 2013
The following tables show our Commodity Margin and related operating performance metrics by segment for the nine months ended September 30, 2014 and 2013 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2014	2013	Change	% Change
Commodity Margin (in millions)	$791	$737	$54	7
Commodity Margin per MWh generated	$31.35	$28.62	$2.73	10

MWh generated (in thousands)	25,235	25,751	(516)	(2)
Average availability	93.1%	91.9%	1.2%	1
Average total MW in operation	7,524	6,902	622	9
Average capacity factor, excluding peakers	54.7%	61.1%	(6.4)%	(10)
Steam Adjusted Heat Rate	7,310	7,335	25	—

West — Commodity Margin in our West segment increased by $54 million, or 7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to our contracted 464 MW Russell City and 309 MW Los Esteros power plants, which commenced commercial operations in August 2013 and were also the drivers of a 622 MW, or 9%, increase in our average total MW in operation. The positive impact of these power plants was partially offset by the expiration of a tolling contract associated with our Delta Energy Center in December 2013. Commodity Margin was also positively impacted by higher market Spark Spreads resulting from stronger market conditions due to warmer weather and lower hydroelectric generation during the nine months ended September 30, 2014 compared to the same period in 2013. The impact on Commodity Margin of these positive factors was partially offset by lower contribution from hedges during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Texas:	2014	2013	Change	% Change
Commodity Margin (in millions)	$644	$537	$107	20
Commodity Margin per MWh generated	$22.76	$21.29	$1.47	7

MWh generated (in thousands)	28,290	25,224	3,066	12
Average availability	90.2%	89.5%	0.7%	1
Average total MW in operation	8,745	7,782	963	12
Average capacity factor, excluding peakers	49.4%	49.5%	(0.1)%	—
Steam Adjusted Heat Rate	7,222	7,193	(29)	—

Texas — Commodity Margin in our Texas segment increased by $107 million, or 20%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to the acquisition of our 1,000 MW Guadalupe Energy Center on February 26, 2014 and the expansions of our Deer Park and Channel Energy Centers which were completed in June 2014, all of which were also the primary drivers of the 963 MW, or 12%, increase in our average total MW in operation and 12% increase in generation. Commodity Margin also increased due to stronger market conditions during the first quarter of 2014 compared to the same period in 2013 resulting in higher realized market Spark Spreads and higher contribution from hedges during the nine months ended September 30, 2014 compared to the same period in 2013.

East:	2014	2013	Change	% Change
Commodity Margin (in millions)	$786	$705	$81	11
Commodity Margin per MWh generated	$37.45	$28.14	$9.31	33

MWh generated (in thousands)	20,986	25,050	(4,064)	(16)
Average availability	89.8%	93.9%	(4.1)%	(4)
Average total MW in operation	10,776	12,012	(1,236)	(10)
Average capacity factor, excluding peakers	38.0%	40.2%	(2.2)%	(5)
Steam Adjusted Heat Rate	7,733	7,679	(54)	(1)

East — Commodity Margin in our East segment increased by $122 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, after excluding a decrease of $41 million resulting from the sale of six power plants with a total capacity of 3,498 MW on July 3, 2014 which was also the primary driver of the 1,236 MW decrease in average total MW in operation. The increase in Commodity Margin was primarily due to colder than normal weather during the first quarter of 2014 resulting in higher margins. Given the flexible, dual-fuel capability of some of our power plants in the East, we were able to realize higher Commodity Margin by running some of our power plants on fuel oil during the first quarter of 2014 rather than natural gas when fuel oil prices were lower than natural gas prices. Also contributing to the period-over-period increase was higher regulatory capacity revenues in PJM during the first half of 2014 compared to the same period in 2013 and higher market Spark Spreads realized by our Mid-Atlantic power plants. During the third quarter of 2014, our Mid-Atlantic combined-cycle power plants benefited from low natural gas prices due to the locational advantage that allows these power plants access to discounted Marcellus natural gas. The increase in Commodity Margin was partially offset by lower contribution from hedges and the expiration of a previously existing PPA associated with our Osprey Energy Center in May 2014. Generation decreased 16% due to the sale of six power plants, the expiration of a PPA and outages at several of our power plants during the nine months ended September 30, 2014 compared to the same period in 2013.
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
Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. As we define it, Adjusted EBITDA represents EBITDA adjusted for the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, any mark-to-market gains or losses from accounting for derivatives, adjustments to exclude the Adjusted EBITDA related to the noncontrolling interest, stock-based compensation expense, operating lease expense, non-cash gains and losses from foreign currency translations, major maintenance expense, gains or losses on the repurchase or extinguishment of debt, non-cash GAAP-related adjustments to levelize revenues from tolling agreements and any extraordinary, unusual or non-recurring items plus adjustments to reflect the Adjusted EBITDA from our unconsolidated investments. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.
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

During the third quarter of 2014, we altered the composition of our geographic segments to combine our former North and Southeast segments into one segment which was renamed the East segment. This change reflects the manner in which our geographic information is presented internally to our chief operating decision maker following the sale of six power plants in July 2014 from what was formerly our Southeast segment. Thus, beginning in the third quarter of 2014, our reportable segments are West (including geothermal), Texas and East (including North, Southeast and Canada). The tables below have been revised to present our segments on this revised basis for all periods.
During the fourth quarter of 2013, we changed the methodology previously used during 2013 for allocating corporate expenses to our segments. This change had no impact on our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2013; however, segment amounts previously reported for the three and nine months ended September 30, 2013 were adjusted by immaterial amounts. Our segment data for the three and nine months ended September 30, 2013 has been recast to reflect this change. The tables below provide a reconciliation of Adjusted EBITDA to our income (loss) from operations on a segment basis and to net income attributable to Calpine on a consolidated basis for the periods indicated (in millions).

	Three Months Ended September 30, 2014
	West	Texas	East(1)	Consolidation and Elimination	Total
Net income attributable to Calpine					$614
Net income attributable to the noncontrolling interest					5
Income tax expense					9
Debt extinguishment costs and other (income) expense, net					344
Interest expense, net of interest income					154
Income from operations	$223	$135	$769	$(1)	$1,126
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(2)	63	51	38	—	152
Major maintenance expense	7	20	9	—	36
Operating lease expense	3	—	6	—	9
Mark-to-market (gain) loss on commodity derivative activity	(68)	71	(14)	—	(11)
Impairment losses	—	—	123	—	123
(Gain) on sale of assets	—	—	(753)	—	(753)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(3)	(11)	—	8	—	(3)
Stock-based compensation expense	3	3	2	—	8
Acquired contract amortization	—	—	4	—	4
Other	43	2	8	1	54
Total Adjusted EBITDA	$263	$282	$200	$—	$745

	Three Months Ended September 30, 2013
	West	Texas	East(1)	Consolidation and Elimination	Total
Net income attributable to Calpine					$306
Income tax expense					110
Other (income) expense, net					7
Interest expense, net of interest income					174
Income from operations	$190	$211	$195	$1	$597
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(2)	57	41	51	—	149
Major maintenance expense	10	13	10	—	33
Operating lease expense	3	—	6	—	9
Mark-to-market (gain) loss on commodity derivative activity	(34)	13	(22)	—	(43)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude noncontrolling interest(3)	(6)	—	6	—	—
Stock-based compensation expense	3	3	2	—	8
Loss on dispositions of assets	—	—	1	—	1
Acquired contract amortization	—	—	4	—	4
Other	28	—	17	(1)	44
Total Adjusted EBITDA	$251	$281	$270	$—	$802

	Nine Months Ended September 30, 2014
	West	Texas	East(4)	Consolidation and Elimination	Total
Net income attributable to Calpine					$736
Net income attributable to the noncontrolling interest					11
Income tax expense					5
Debt extinguishment costs and other (income) expense, net					361
Interest expense, net of interest income					486
Income from operations	$341	$275	$983	$—	$1,599
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(2)	179	141	129	—	449
Major maintenance expense	53	77	59	—	189
Operating lease expense	7	—	19	—	26
Mark-to-market (gain) loss on commodity derivative activity	(54)	(53)	28	—	(79)
Impairment losses	—	—	123	—	123
(Gain) on sale of assets	—	—	(753)	—	(753)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(3)	(17)	—	23	—	6
Stock-based compensation expense	9	12	9	—	30
Loss on dispositions of assets	1	—	—	—	1
Acquired contract amortization	—	—	11	—	11
Other	(3)	3	2	—	2
Total Adjusted EBITDA	$516	$455	$633	$—	$1,604

	Nine Months Ended September 30, 2013
	West	Texas	East(4)	Consolidation and Elimination	Total
Net income attributable to Calpine					$111
Income tax expense					12
Debt extinguishment costs and other (income) expense, net					83
Interest expense, net of interest income					517
Income from operations	$243	$169	$309	$2	$723
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(2)	163	125	154	(1)	441
Major maintenance expense	55	83	44	—	182
Operating lease expense	7	—	19	—	26
Mark-to-market (gain) loss on commodity derivative activity	4	3	(22)	—	(15)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(3)	(6)	—	19	—	13
Stock-based compensation expense	9	11	8	—	28
Loss on dispositions of assets	1	3	1	—	5
Acquired contract amortization	—	—	11	—	11
Other	10	—	8	(1)	17
Total Adjusted EBITDA	$486	$394	$551	$—	$1,431
____________

(1)
Adjusted EBITDA related to the six power plants sold in our East segment on July 3, 2014, was not significant for the three months ended September 30, 2014. Adjusted EBITDA related to these plants was $54 million for the three months ended September 30, 2013.

(2)	Depreciation and amortization expense in the income from operations calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(3)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include (gain) loss on mark-to-market activity of nil for each of the three and nine months ended September 30, 2014 and 2013.

(4)
Our East segment includes Adjusted EBITDA of $43 million and $75 million for the nine months ended September 30, 2014 and 2013, respectively, related to the six power plants in our East segment that were sold in July 2014.

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
Liquidity
The following table provides a summary of our liquidity position at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents, corporate(1)	$1,300	$649
Cash and cash equivalents, non-corporate	229	292
Total cash and cash equivalents(2)	1,529	941
Restricted cash	286	272
Corporate Revolving Facility availability(3)	1,294	758
CDHI letter of credit facility availability	101	7
Total current liquidity availability	$3,210	$1,978
____________

(1)	Includes $67 million and $5 million of margin deposits posted with us by our counterparties at September 30, 2014 and December 31, 2013, respectively.

(2)
Cash and cash equivalents increased during the nine months ended September 30, 2014 primarily resulting from the proceeds from the sale of six power plants in our East segment in July 2014 as well as other seasonal variations in working capital, which cause fluctuations in our cash and cash equivalents. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further description of the sale of these six power plants. We intend to use our excess cash to fund development and growth opportunities, debt retirements and/or share repurchases.

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
We have never paid cash dividends on our common stock. Future cash dividends, if any, may be authorized at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.

Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of October 17, 2014, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $233 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $232 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at October 17, 2014, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $30 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $30 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Corporate Revolving Facility	$206	$242
CDHI	199	218
Various project financing facilities	241	170
Total	$646	$630

Capital Management and Significant Transactions
In connection with our goals of enhancing long-term shareholder value and leveraging our three scale regions, we have completed, made progress toward completing or initiated certain key capital management and significant transactions during 2014, as further described below.
Share Repurchase Program
During 2014, we repurchased a total of 42,754,300 shares of our common stock for approximately $949 million at an average price of $22.19 per share. Included in the total 2014 activity is the repurchase of 13,213,372 shares of our common stock from a shareholder for approximately $311 million in a private transaction completed in July 2014 that was approved by our Board of Directors. See Note 11 of the Notes to Consolidated Condensed Financial Statements for a further description of the shareholder transaction.
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
2023 First Lien Notes
In November 2014, we issued notice to the holders of our 2023 First Lien Notes of our intent to redeem 10% of the original aggregate principal amount, plus accrued and unpaid interest. We intend to use cash on hand to fund the redemption.
Construction, Modernizations, Growth Initiatives and Asset Sales
Our goal is to continue to grow our presence in core markets with an emphasis on acquisitions, expansions or modernizations of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we actively seek divestiture opportunities on our non-core assets if those opportunities meet our financial expectations. In addition, we believe that modernizations and expansions to our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. Our significant projects under construction, growth initiatives, modernizations and strategic asset sales are discussed below.
Texas:
Channel and Deer Park Expansions — In June 2014, we completed construction to expand the baseload capacity of our Deer Park and Channel Energy Centers by approximately 260 MW each. Each power plant featured an oversized steam turbine that, along with existing plant infrastructure, allowed us to add capacity and improve the power plant’s overall efficiency at a meaningful discount to the market cost of building new capacity.

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
East:
Fore River Energy Center — On August 22, 2014, we entered into an agreement to purchase Fore River Energy Center, a power plant with a nameplate capacity of 809 MW, for approximately $530 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant located in North Weymouth, Massachusetts will increase capacity in our East segment, specifically the constrained New England market. See Note 2 of the Notes to the Consolidated Condensed Financial Statements for a further description of our acquisition of the Fore River Energy Center.
Garrison Energy Center — Garrison Energy Center is a 309 MW combined-cycle project located in Delaware on a site secured by a long-term lease with the City of Dover. Once complete, the power plant will feature one combustion turbine, one heat recovery steam generator and one steam turbine. Construction commenced in April 2013, and we expect COD during the second quarter of 2015. The project’s capacity has cleared each of PJM’s three most recent base residual auctions. We are in the early stages of development of a second phase (309 MW) of this project. PJM has completed the feasibility and system impact studies for this phase and the facilities study is currently underway.
Mankato Power Plant Expansion — We are proposing a 345 MW expansion of the Mankato Power Plant in response to a competitive resource acquisition process established by the Minnesota Public Utilities Commission (“MPUC”) to acquire up to approximately 500 MW of new capacity. The initial stage of the proceeding was managed via a contested case hearing. On March 27, 2014, the MPUC directed Xcel Energy (Northern States Power) to negotiate PPAs with Calpine and certain other entities. Xcel Energy filed the negotiated PPAs on September 23, 2014, but recommended that the MPUC delay approval.  The MPUC is expected to decide whether to approve one or more PPAs or to delay the pending resource acquisition process during deliberations later this year.
York 2 Energy Center — York 2 Energy Center is a 760 MW dual fuel combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. PJM has completed the project’s feasibility and system impact studies and the facilities study is underway. The project’s capacity cleared PJM’s 2017/2018 base residual auction and we expect COD during the second quarter of 2017. The project’s key permits and approvals are being actively pursued and major equipment purchase commitments were executed during the third quarter of 2014.
PJM Development Opportunities — We are currently evaluating opportunities to develop additional projects in the PJM market area that feature cost advantages such as existing infrastructure and favorable transmission queue positions. These projects are continuing to advance entitlements (such as permits, zoning and transmission) for their potential future development.
Sale of Six Power Plants — On July 3, 2014, we completed the sale of six of our power plants in our East segment for a purchase price of approximately $1.57 billion in cash, excluding working capital and other adjustments. The divestiture of these power plants has better aligned our asset base with our strategic focus on competitive wholesale markets. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further description of the sale of these six power plants.
Osprey Energy Center — In August 2014, we executed a term sheet with Duke Energy Florida, Inc. related to our Osprey Energy Center for a new PPA with a term of up to 27 months, after which Duke Energy Florida, Inc. would purchase our Osprey Energy Center. Although a definitive asset sale agreement is still being negotiated, and any such agreement would be subject to regulatory approval, the potential sale of our Osprey Energy Center represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities.
All Segments:
Turbine Modernization — We continue to move forward with our turbine modernization program. Through September 30, 2014, we have completed the upgrade of thirteen Siemens and eight GE turbines totaling approximately 210 MW and have committed to upgrade approximately three additional turbines. Similarly, we have the opportunity at several of our power plants in Texas to implement further turbine modernizations to add as much as 500 MW of incremental capacity across the region at attractive prices. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our

East segment. Our decision to invest in these turbine modernizations depends upon, among other things, further clarity on market design reforms currently being considered.
Customer-Oriented Origination Business
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant contracts entered into in 2014 is as follows:

•
We entered into a new ten-year PPA, subject to approval by the CPUC, with Southern California Edison (“SCE”) to provide 225 MW of capacity and renewable energy from our Geysers Assets commencing in June 2017.

•
We entered into a new five-year PPA with Dairyland Power Cooperative to provide capacity and energy from our RockGen Energy Center commencing in June 2018. The capacity under contract will initially be 135 MW, then will increase to 235 MW for the final four years of the contract.

•	We entered into a new six-year PPA with the City of San Marcos to provide power from our Texas power plant fleet commencing in July 2015.

•	We entered into a new two-year PPA with Pedernales Electric Cooperative to provide approximately 70 MW of power from our Texas power plant fleet commencing in August 2016.

•	We entered into a new one-year PPA with Guadalupe Valley Electric Cooperative to provide approximately 270 MW of power from our Texas power plant fleet commencing in June 2016.

•
We entered into a new ten-year PPA with the Sonoma Clean Power Authority to provide 15 MW of renewable power from our Geysers Assets commencing in January 2017.  The capacity under contract will vary by year, increasing up to a maximum of 50 MW for years 2024 through 2026.

•
We entered into a new three-year resource adequacy contract with SCE for our Pastoria Energy Facility commencing in January 2016. The capacity under contract will initially be 238 MW, and will increase to 476 MW during the final year of the contract.

•	We entered into a new two-year resource adequacy contract with SCE for our Delta Energy Center for 500 MW of capacity commencing in January 2017.

•
We entered into a new PPA with a term of up to 27 months with Duke Energy Florida, Inc., subject to certain approvals, to provide 515 MW of power and capacity from our Osprey Energy Center, which commenced in October 2014.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2013, our consolidated federal NOLs totaled approximately $7.5 billion. We will use existing federal and state NOL’s to almost entirely offset the projected taxable gains from the sale of the six power plants in July 2014.
Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2014 and 2013 (in millions):

	2014	2013
Beginning cash and cash equivalents	$941	$1,284
Net cash provided by (used in):
Operating activities	504	415
Investing activities	550	(468)
Financing activities	(466)	(207)
Net increase (decrease) in cash and cash equivalents	588	(260)
Ending cash and cash equivalents	$1,529	$1,024
Net Cash Provided By Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2014, was $504 million compared to $415 million for the nine months ended September 30, 2013. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items and debt extinguishment costs, increased by $203 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants, impairment losses, gain on sale of assets, net and mark-to-market activity. The increase in income from operations was primarily driven by a $285 million increase in Commodity revenue, net of Commodity expense partially offset by a $70 million increase in plant operating expense for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. See “Results of Operations for the Nine Months Ended September 30, 2014 and 2013” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by approximately $147 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, after adjusting for changes in debt and mark-to-market related balances which did not impact cash provided by operating activities. The decrease was primarily due to a decrease in net margin requirements partially offset by an increase in net accounts receivable/accounts payable balances as a result of higher Commodity Margins when compared to the same period in 2013.

•
Interest paid — Cash paid for interest decreased by $13 million to $534 million for the nine months ended September 30, 2014, compared to $547 million for the nine months ended September 30, 2013. The decrease was primarily due to the timing of interest payments.

•
Debt extinguishment payments — During the nine months ended September 30, 2014, we made cash payments of $306 million related to the repayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes, as compared to $40 million during the nine months ended September 30, 2013, which were associated with the redemption of the CCFC Notes.

Net Cash Provided By (Used In) Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2014 was $550 million compared to cash flows used in investing activities of $468 million for the nine months ended September 30, 2013. The increase was primarily due to:

•
Higher proceeds from the sale of power plants, interests and other — During the nine months ended September 30, 2014, we received proceeds of approximately $1.57 billion related to the completion of the sale of six power plants in our East segment, with no similar activity occurring during the nine months ended September 30, 2013.

•
Capital expenditures — Capital expenditures for the nine months ended September 30, 2014, were $354 million, a decrease of $118 million, compared to $472 million for the nine months ended September 30, 2013. The decrease was primarily due to our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013.

•
Purchase of Guadalupe Energy Center — In 2014, we purchased a natural gas-fired, combined-cycle power plant located in Guadalupe County, Texas for $656 million. There were no acquisitions during the nine months ended September 30, 2013.

•
Restricted cash — Restricted cash increased by $15 million for the nine months ended September 30, 2014, compared to a decrease of $5 million for the nine months ended September 30, 2013. The increase in restricted cash in 2014 as compared to 2013, was primarily due to an increase in construction/major maintenance largely due to the settlement of construction costs for Russell City; partially offset by a decrease in debt service primarily related to the timing of funding and debt payments.

Net Cash Used In Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2014 was $466 million compared to $207 million for the nine months ended September 30, 2013. The increase was primarily due to:

•
CCFC refinancing — During the nine months ended September 30, 2013, we received proceeds of approximately $1.2 billion under the CCFC Term Loans and made payments of $1.0 billion to repay the CCFC Notes, for net proceeds of $197 million. During the nine months ended September 30, 2014, we received proceeds of approximately $420 million under the CCFC Term Loans which were used to fund a portion of the purchase price paid in connection with the acquisition of the Guadalupe Energy Center.

•
Stock repurchases — During the nine months ended September 30, 2014, we made payments of approximately $767 million to repurchase our common stock as compared to $462 million during the nine months ended September 30, 2013.

•
Proceeds from project debt — During the nine months ended September 30, 2014, we received proceeds of approximately $79 million from project debt as compared to $139 million during the nine months ended September 30, 2013. The decrease was related to lower draws on our Russell City and Los Esteros project debt as the power plants commenced commercial operations during the third quarter of 2013.

•
Repayments of project debt, notes payable and other — During the nine months ended September 30, 2014, we made repayments of $116 million as compared to $51 million for the nine months ended September 30, 2013. The increase in repayments was related to the conversion of Russell City and Los Esteros project debt to term loans in December 2013 and September 2014, respectively.

•
Financing costs — During the nine months ended September 30, 2014, we incurred finance costs of approximately $55 million as compared to $27 million for the nine months ended September 30, 2013. The increase is primarily due to higher financing costs associated with the issuance of our Senior Unsecured Notes during the nine months ended September 30, 2014, compared to the issuance of the CCFC Term Loans and the re-pricing of the First Lien Term Loans during the nine months ended September 30, 2013.

•
Distribution to noncontrolling interest holder — During the nine months ended September 30, 2014, we made a distribution to a noncontrolling interest holder in Russell City Energy Company, LLC of approximately $12 million, with no similar activity during the nine months ended September 30, 2013.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $0.8 billion at September 30, 2014, when compared to approximately $0.6 billion at December 31, 2013, and our derivative liabilities have increased to approximately $0.8 billion at September 30, 2014, compared to approximately $0.7 billion at December 31, 2013. At September 30, 2014, the fair value of our level 3 derivative assets and liabilities represent only a small portion of our total assets and liabilities measured at fair value (approximately 2% and 5%, respectively). See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.
The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2014, through September 30, 2014, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2014	$(24)	$(120)	$(144)
Items recognized or otherwise settled during the period(1)(2)	(34)	36	2
Fair value attributable to new contracts	171	—	171
Changes in fair value attributable to price movements	11	(23)	(12)
Changes in fair value attributable to nonperformance risk	(1)	(1)	(2)
Fair value of contracts outstanding at September 30, 2014(3)	$123	$(108)	$15
__________

(1)
Commodity contract settlements consist of roll-off of previously recognized gains on contracts not designated as hedging instruments of $46 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $12 million related to current period changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $25 million related to roll-off of losses from settlements of designated cash flow hedges and $11 million related to roll-off of losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gain (loss)(1)
Commodity derivative instruments	$59	$27	$38	$60
Total realized gain (loss)	$59	$27	$38	$60

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$11	$43	$79	$15
Interest rate swaps	7	(5)	9	(1)
Total mark-to-market gain (loss)	$18	$38	$88	$14
Total activity, net	$77	$65	$126	$74
____________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$53	$18	$(26)	$(41)
Derivatives contracts included in fuel and purchased energy expense	17	52	143	116
Interest rate swaps included in interest expense	7	(5)	9	(1)
Total activity, net	$77	$65	$126	$74
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

The net fair value of outstanding derivative commodity instruments at September 30, 2014, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2014	2015-2016	2017-2018	After 2018	Total
Prices actively quoted	$(7)	$74	$7	$—	$74
Prices provided by other external sources	11	33	—	—	44
Prices based on models and other valuation methods	3	(10)	3	9	5
Total fair value	$7	$97	$10	$9	$123
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
The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2014 and 2013 (in millions):

	2014	2013
Three months ended September 30:
High	$44	$67
Low	$28	$37
Average	$38	$46
Nine months ended September 30:
High	$52	$80
Low	$28	$33
Average	$40	$50
As of September 30	$28	$67
Due to the inherent limitations of statistical measures such as VAR, the VAR calculation may not capture the full extent of our commodity price exposure. As a result, actual changes in the value of our energy commodity portfolio could be different from the calculated VAR, and could have a material impact on our financial results. In order to evaluate the risks of our portfolio on a comprehensive basis and augment our VAR analysis, we also measure the risk of the energy commodity portfolio using several analytical methods including sensitivity analysis, non-statistical scenario analysis, including stress testing, and daily position report analysis.
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
We have concentrations of credit risk with a few of our commercial customers, primarily independent electric system operators, relating to our sales of power, steam and hedging and optimization activities. We believe that our credit policies and practices adequately monitor our credit risk, and currently our counterparties are performing according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at September 30, 2014, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of September 30, 2014)	2014	2015-2016	2017-2018	After 2018	Total
Investment grade	$7	$99	$8	$9	$123
Non-investment grade	(1)	(6)	—	—	(7)
No external ratings	1	4	2	—	7
Total fair value	$7	$97	$10	$9	$123
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(10) million at September 30, 2014.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors

There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July	14,622,056	$23.53	1,404,655	$566
August	1,147,880	$22.49	1,146,800	$540
September	4,379,968	$23.05	4,378,093	$439
Total	20,149,904	$23.37	6,929,548	$439
___________

(1)
Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding obligations in cash. During the third quarter of 2014, we withheld a total of 6,984 shares that are included in total number of shares purchased. In addition, our Board of Directors approved the repurchase of 13,213,372 shares of our common stock from a shareholder for approximately $311 million in a private transaction that was completed in July 2014.

(2)
In November 2013, our Board of Directors authorized a new $1.0 billion multi-year share repurchase program. In 2014, we repurchased a total of 29,540,928 shares of our common stock, excluding shares repurchased in (1) above, for approximately $638 million at an average price of $21.57 per share under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description
1.1
Underwriting Agreement, dated July 8, 2014, among the Company and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.1
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2020 Notes, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.2
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2021 Notes, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.3
Indenture, dated July 8, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), incorporated by reference to Exhibit 4.1 to the Company’s Form S-3ASR filed with the SEC on July 8, 2014.

4.4
First Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2023 Notes, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.5
Second Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2025 Notes, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.6	Form of 2023 Note, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.7	Form of 2025 Note, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

10.1
Share Repurchase Agreement, dated July 8, 2014, by and between Calpine Corporation and LSP Cal Holdings I, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2014.

10.2
Amendment No. 2 to the Credit Agreement, dated as of July 30, 2014, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014.

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

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 5, 2014

EXHIBIT INDEX

Exhibit Number	Description
1.1
Underwriting Agreement, dated July 8, 2014, among the Company and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.1
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2020 Notes, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.2
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2021 Notes, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.3
Indenture, dated July 8, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), incorporated by reference to Exhibit 4.1 to the Company’s Form S-3ASR filed with the SEC on July 8, 2014.

4.4
First Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2023 Notes, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.5
Second Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2025 Notes, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.6	Form of 2023 Note, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.7	Form of 2025 Note, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

10.1
Share Repurchase Agreement, dated July 8, 2014, by and between Calpine Corporation and LSP Cal Holdings I, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2014.

10.2
Amendment No. 2 to the Credit Agreement, dated as of July 30, 2014, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014.

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