Form 10-K
period 2014-12-31
CALPINE CORP
filed 2015-02-13
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Name of each exchange on which registered:
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [    ]     No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $9,891 million.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Calpine Corporation: 376,193,256 shares of common stock, par value $0.001, were outstanding as of February 11, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent described therein.

CALPINE CORPORATION AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2014

i

DEFINITIONS
As used in this annual report for the year ended December 31, 2014, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

2021 First Lien Notes	The $2.0 billion aggregate principal amount of 7.5% senior secured notes due 2021, issued October 22, 2010

2022 First Lien Notes	The $750 million aggregate principal amount of 6.0% senior secured notes due 2022, issued October 31, 2013

2023 First Lien Notes	The $1.2 billion aggregate principal amount of 7.875% senior secured notes due 2023, issued January 14, 2011

2023 Senior Unsecured Notes	The $1.25 billion aggregate principal amount of 5.375% senior unsecured notes due 2023, issued July 22, 2014

2024 First Lien Notes	The $490 million aggregate principal amount of 5.875% senior secured notes due 2024, issued October 31, 2013

2024 Senior Unsecured Notes	The $650 million aggregate principal amount of 5.5% senior unsecured notes due 2024, issued February 3, 2015

2025 Senior Unsecured Notes	The $1.55 billion aggregate principal amount of 5.75% senior unsecured notes due 2025, issued July 22, 2014

AB 32	California Assembly Bill 32

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

ABBREVIATION	DEFINITION
AOCI	Accumulated Other Comprehensive Income

Average availability	Represents the total hours during the period that our plants were in-service or available for service as a percentage of the total hours in the period

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

CDHI	Calpine Development Holdings, Inc., an indirect, wholly-owned subsidiary of Calpine

CFTC	U.S. Commodities Futures Trading Commission

Chapter 11	Chapter 11 of the U.S. Bankruptcy Code

CO2	Carbon dioxide

COD	Commercial operations date

ABBREVIATION	DEFINITION
Cogeneration	Using a portion or all of the steam generated in the power generating process to supply a customer with steam for use in the customer's operations

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

CPUC	California Public Utilities Commission

CSAPR	Cross-State Air Pollution Rule

D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit

Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

EBITDA	Net income (loss) attributable to Calpine before net (income) loss attributable to the noncontrolling interest, interest, taxes, depreciation and amortization

EIA	Energy Information Administration of the U.S. Department of Energy

EPA	U.S. Environmental Protection Agency

Equity Plan	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan

ERCOT	Electric Reliability Council of Texas

EWG(s)	Exempt wholesale generator(s)

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

ABBREVIATION	DEFINITION
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

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

LTSA(s)	Long-Term Service Agreement(s)

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MATS	Mercury and Air Toxics Standard

MISO	Midwest ISO

MMBtu	Million Btu

MRO	Midwest Reliability Organization

v

ABBREVIATION	DEFINITION
MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NAAQS	National Ambient Air Quality Standards

NERC	North American Electric Reliability Council

NOL(s)	Net operating loss(es)

NOx	Nitrogen oxides

NPCC	Northeast Power Coordinating Council

NYISO	New York ISO

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

OCI	Other Comprehensive Income

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

PSD	Prevention of Significant Deterioration

PUCT	Public Utility Commission of Texas

PUHCA 2005	U.S. Public Utility Holding Company Act of 2005

PURPA	U.S. Public Utility Regulatory Policies Act of 1978

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

REC(s)	Renewable energy credit(s)

Report	This Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015

ABBREVIATION	DEFINITION

Reserve margin(s)	The measure of how much the total generating capacity installed in a region exceeds the peak demand for power in that region

RFC	Reliability First Corporation

RGGI	Regional Greenhouse Gas Initiative

Risk Management Policy
Calpine's policy applicable to all employees, contractors, representatives and agents which defines the risk management framework and corporate governance structure for commodity risk, interest rate risk, currency risk and other risks

RMR Contract(s)	Reliability Must Run contract(s)

RPS	Renewable Portfolio Standards

RTO(s)	Regional Transmission Organization(s)

SEC	U.S. Securities and Exchange Commission

Securities Act	U.S. Securities Act of 1933, as amended

Senior Unsecured Notes	Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes and the 2025 Senior Unsecured Notes

SERC	Southeastern Electric Reliability Council

SO2	Sulfur dioxide

Spark Spread(s)	The difference between the sales price of power per MWh and the cost of natural gas to produce it

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

Forward-Looking Statements

In addition to historical information, this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Report, including without limitation, the “Management’s Discussion and Analysis” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

•
Financial results that may be volatile and may not reflect historical trends due to, among other things, seasonality of demand, fluctuations in prices for commodities such as natural gas and power, changes in U.S. macroeconomic conditions, fluctuations in liquidity and volatility in the energy commodities markets and our ability and extent to which we hedge risks;

•
Laws, regulations and market rules in the markets in which we participate and our ability to effectively respond to changes in laws, regulations or market rules or the interpretation thereof including those related to the environment, derivative transactions and market design in the regions in which we operate;

•
Our ability to manage our liquidity needs, access the capital markets when necessary and to comply with covenants under our First Lien Notes, Senior Unsecured Notes, Corporate Revolving Facility, First Lien Term Loans, CCFC Term Loans and other existing financing obligations;

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

•
Structural changes in the supply and demand of power, resulting from the development of new fuels or technologies and demand-side management tools (such as distributed generation, power storage and other technologies);

•	The expiration or early termination of our PPAs and the related results on revenues;

•	Future capacity revenues may not occur at expected levels;

•	Natural disasters, such as hurricanes, earthquakes and floods, acts of terrorism or cyber attacks that may impact our power plants or the markets our power plants serve and our corporate headquarters;

•	Disruptions in or limitations on the transportation of natural gas, fuel oil and transmission of power;

•	Our ability to manage our customer and counterparty exposure and credit risk, including our commodity positions;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions that may arise from noncompliance with market rules promulgated by the SEC, CFTC, FERC and other regulatory bodies; and

•	Other risks identified in this Report.

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
BUSINESS AND STRATEGY
Business
We are a premier wholesale power producer with 88 power plants, including one under construction, located in competitive wholesale power markets primarily in the U.S. We measure our success by delivering long-term shareholder value. We accomplish this through our focus on operational excellence at our power plants and in our commercial activity and on a disciplined approach to capital allocation that includes investing in growth, returning money to shareholders through share repurchases, while prudently managing our balance sheet.
Our capital allocation philosophy seeks to maximize levered cash returns to equity on a per share basis. We currently consider the repurchases of our own shares of common stock as an attractive investment opportunity, and we utilize the expected returns from this investment as the benchmark against which we evaluate all other capital allocation decisions. We believe this philosophy closely aligns our objectives with those of our shareholders.
We are one of the largest power generators in the U.S. measured by power produced. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast region(included in our East segment) of the U.S. Since our inception in 1984, we have been a leader in environmental stewardship. We have invested in clean power generation to become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of power plants. Our portfolio is primarily comprised of two types of power generation technologies: natural gas-fired combustion turbines, which are primarily efficient combined-cycle plants, and renewable geothermal conventional steam turbines. We are among the world’s largest owners and operators of industrial gas turbines as well as cogeneration power plants. Our Geysers Assets located in northern California represent the largest geothermal power generation portfolio in the U.S. and produced approximately 15% of all renewable energy in the state of California during 2013.
We sell wholesale power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities, power marketers and others. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power and other physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants.
Our portfolio, including partnership interests, consists of 88 power plants, including one under construction, located throughout 18 states in the U.S. and in Canada, with an aggregate generation capacity of 26,548 MW and 309 MW under construction. Our fleet, including projects under construction, consists of 71 natural gas-fired combustion turbine-based plants, one fuel oil-fired steam-based plant, 15 geothermal steam turbine-based plants and one photovoltaic solar plant. In 2014, our fleet of power plants produced approximately 103 billion KWh of electric power for our customers. In addition, we are one of the largest consumers of natural gas in North America. In 2014, we consumed 793 Bcf or approximately 10% of the total estimated natural gas consumed for power generation in the U.S.
We believe our unique fleet compares favorably with those of our major competition on a cost basis, an environmental basis, and a scale and geographical diversity basis. The discovery and exploitation of natural gas from shale combined with our modern and efficient combined-cycle plants has created short-term and long-term advantages. In the short-term, we are often the lowest cost resource to dispatch compared to other fuel types as demonstrated in 2012 and in 2013 when we realized meaningfully higher capacity factors than we have historically given our ability to displace other fuel types and older technologies. In the long-term, when compared on a full life-cycle cost, we believe our power plants will be even more competitive when considering the greater non-fuel operating costs and potential environmental liabilities associated with other technologies.
The environmental profile of our power plants reflects our commitment to environmental leadership and stewardship. We have invested the capital necessary to develop a power generation portfolio that has substantially lower air emissions compared to our major competitors’ power plants that use other fossil fuels, such as coal. In addition, we strive to preserve our nation’s valuable water and land resources. To condense steam, our combined-cycle power plants use cooling towers with a closed water cooling system or air cooled condensers and do not employ “once-through” water cooling, which uses large quantities of water from adjacent waterways, negatively impacting aquatic life. Since our plants are modern and efficient and utilize cleaner burning natural gas, we do not require large areas of land for our power plants nor do we require large specialized landfills for the disposal of coal ash or nuclear plant waste. We believe that we will be less adversely impacted by Cap-and-Trade limits, carbon taxes or required environmental upgrades as a result of existing and potential legislation or regulation addressing GHG or other emissions, water use or waste disposal, compared to our competitors who use other fossil fuels or older, less efficient technologies.
Our scale provides the opportunity to have meaningful regulatory input, to leverage our procurement efforts for better pricing, terms and conditions on our goods and services, and to develop and offer a wide array of products and services to our customers. Finally, geographic diversity helps us manage and mitigate the impact of weather, regulatory and regional economic differences across our markets to provide more consistent financial performance.
Our principal offices are located in Houston, Texas with regional offices in Dublin, California and Wilmington, Delaware, an engineering, construction and maintenance services office in Pasadena, Texas and government affairs offices in Washington D.C., Sacramento, California and Austin, Texas. We operate our business through a variety of divisions, subsidiaries and affiliates.
Strategy
Our goal is to be recognized as the premier power generation company in the U.S. as measured by our employees, shareholders, customers and policy-makers as well as the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership. Our strategy to achieve this is reflected in the following five major initiatives listed below and subsequently described in further detail:
•Focus on remaining a premier operating company;
•Focus on managing and growing our portfolio;
•Focus on our customer-oriented origination business;
•Focus on advocacy and corporate responsibility; all of which culminate in
•Focus on enhancing shareholder value.

1.
Focus on Remaining a Premier Operating Company — Our objective is to be the “best-in-class” in regards to certain operational performance metrics, such as safety, availability, reliability, efficiency and cost management.

•
During 2014, our employees achieved a lost time incident rate of 0.08 lost time injuries per 100 employees which places us in the first quartile performance for power generation companies with 1,000 or more employees.

•	Our entire fleet achieved a forced outage factor of 1.9% and a starting reliability of 98.6% during the year ended December 31, 2014.

•	During 2014, our outage services subsidiary completed 14 major inspections and nine hot gas path inspections.

•	For the past 14 consecutive years, our Geysers Assets have reliably generated approximately six million MWh of renewable power per year.

2.
Focus on Managing and Growing our Portfolio — Our goal is to continue to grow our presence in core markets with an emphasis on acquisitions, expansions or modernizations of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we actively seek to divest non-core assets where we can find opportunities to do so accretively. In addition, we believe that modernizations and expansions of our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. During 2014, we strategically repositioned our portfolio by divesting positions in non-core markets and adding capacity in our core regions through the following transactions:

•
On February 26, 2014, we completed the purchase of a modern, natural gas-fired, combined-cycle power plant with a nameplate capacity of 1,050 MW located in Guadalupe County, Texas for approximately $625 million, excluding working capital adjustments, which increased capacity in our Texas segment. We also paid $15 million to acquire rights to an advanced development opportunity for an approximately 400 MW quick-start, natural gas-fired peaker plant. Development efforts are ongoing and we are continuing to advance entitlements (such as permits, zoning and transmission).

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

•
On November 7, 2014, we completed the purchase of Fore River Energy Center, a power plant with a nameplate capacity of 809 MW, for approximately $530 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant located in North Weymouth, Massachusetts, increased capacity in our East segment, specifically in the constrained New England market.

•
During the third quarter of 2014, we executed a PPA with Duke Energy Florida, Inc. related to our Osprey Energy Center with a term of 27 months which commenced in October 2014. Subsequently, we executed an asset sale agreement during the fourth quarter of 2014 for the sale of our Osprey Energy Center to Duke Energy Florida, Inc. upon the conclusion of the PPA for approximately $166 million, excluding working capital and other adjustments. The asset sale agreement is subject to federal and state regulatory approval and represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities.

In addition, our significant ongoing projects under construction, growth initiatives and modernizations are discussed below:

•
Garrison Energy Center — Garrison Energy Center is a 309 MW combined-cycle project located in Delaware on a site secured by a long-term lease with the City of Dover. Once complete, the power plant will feature one combustion turbine, one heat recovery steam generator and one steam turbine. Construction commenced in April 2013, and we expect COD during the second quarter of 2015. The project’s capacity has cleared each of PJM’s three most recent base residual auctions. We are in the early stages of development of a second phase (309 MW) of this project. PJM has completed the feasibility, system impact and facilities studies for this phase. The facilities study results are being internally evaluated.

•
York 2 Energy Center — York 2 Energy Center is a 760 MW dual fuel combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. The project’s capacity cleared PJM’s 2017/2018 base residual auction and we expect COD during the second quarter of 2017. We executed a preliminary notice to proceed for the engineering, procurement and construction agreement during the fourth quarter of 2014 and are currently pursuing key permits and approvals for the project. PJM is completing a feasibility study for increasing York 2 Energy Center’s capacity by 120 MW.

•
Mankato Power Plant Expansion — By order dated February 5, 2015, the Minnesota Public Utilities Commission concluded a competitive resource acquisition proceeding and selected a 345 MW expansion of our Mankato Power Plant, authorizing execution of a 20-year PPA between Calpine and Xcel Energy. Commercial operation of the expanded capacity may commence as early as June 2018, subject to applicable regulatory approvals and other contract conditions.

•
PJM Development Opportunities — We are currently evaluating opportunities to develop additional projects in the PJM market area that feature cost advantages such as existing infrastructure and favorable transmission queue positions. These projects are continuing to advance entitlements (such as permits, zoning and transmission) for their potential future development.

•
Turbine Modernization — We continue to move forward with our turbine modernization program. Through December 31, 2014, we have completed the upgrade of thirteen Siemens and eight GE turbines totaling approximately 210 MW and have committed to upgrade three additional turbines. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our East segment.

3.
Focus on our Customer-Oriented Origination Business — We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant contracts entered into in 2014 is as follows:

West

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
Texas

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
East

•
We entered into a new five-year PPA with Dairyland Power Cooperative to provide capacity and energy from our RockGen Energy Center commencing in June 2018. The capacity under contract will initially be 135 MW, and then will increase to 235 MW for the final four years of the contract.

•
We entered into a new PPA with a term of 27 months with Duke Energy Florida, Inc. to provide 515 MW of power and capacity from our Osprey Energy Center, which commenced in October 2014. The capacity under contract increased to 580 MW beginning in January 2015.

4.
Focus on Advocacy and Corporate Responsibility — We recognize that our business is heavily influenced by laws, regulations and rules at federal, state and local levels as well as by ISOs and RTOs that oversee the competitive markets in which we operate. We believe that being active participants in the legislative, regulatory and rulemaking processes may yield better outcomes for all stakeholders, including Calpine. Our two basic areas of focus are environmental stewardship in power generation and competitive wholesale power markets. Below are some recent examples of our advocacy efforts:

Ensuring Competitive Market Structure/Rules

•
Provided leadership in stakeholder processes at PJM on a new “Capacity Performance” product and at ISO-NE on its Pay-For-Performance initiatives, resulting in pending FERC approval of the PJM Capacity Performance product and implementation of the FERC approved ISO-NE Pay-For-Performance capacity structure.

•	Our employees participated as invited panelists at FERC technical conferences regarding price formation and “out-of-market payments” in organized markets.
Stopping Non-Competitive/Subsidized Generation

•
Successfully advocated for a competitive generation supply bidding process in Florida, resulting in a contract for the acquisition of our Osprey Energy Center rather than a utility self-build as the most cost effective alternative for Florida ratepayers.

•
Successfully advocated for a competitive generation supply bidding process in Minnesota, resulting in an order requiring the local utility to enter into a long-term PPA for new additional capacity at our Mankato Power Plant rather than a utility self-build as the most cost effective alternative for Minnesota ratepayers.

•
Provided leadership in the successful legal challenges against New Jersey and Maryland for discriminatory behavior affecting FERC jurisdictional capacity auctions, resulting in decisions by the U.S. Circuit Court of Appeals for the Third and Fourth Circuits striking those state actions as violative of U.S. law.

•
Successfully advocated against proposed legislation in California requiring investor owned utilities to contract for 500 MW of new geothermal resources that would have discriminated against our existing geothermal fleet.

Environmental

•	Filed a brief with the D.C. Circuit supporting the EPA’s MATS rules which were upheld by the Court.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s CSAPR rules which were upheld by the Court citing our brief in its opinion.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s GHG air permit rules which were upheld in part by the Court citing our brief in its opinion.

5.
Focus on Enhancing Shareholder Value — We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation including the return of capital to shareholders and to manage the balance sheet for future growth and success. Given our strong cash flow from operations, we are committed to remaining financially disciplined in our capital allocation decisions. The year ended December 31, 2014 was marked by the following accomplishments:

•	We delivered annual TSR of 13.4%, in line with the S&P 500 Index.

•
We continued to return capital to our shareholders in the form of share repurchases, having cumulatively repurchased approximately $2.4 billion or 25% of our previously outstanding shares as of the filing of this Report.

•	Specifically during 2014, we repurchased a total of 49.7 million shares of our outstanding common stock for approximately $1.1 billion at an average price of $22.14 per share.

•	In 2015, through the filing of this Report, we have repurchased a total of 5.8 million shares of our outstanding common stock for approximately $125 million at an average price of $21.68 per share.
We further optimized our capital structure by refinancing or redeeming several of our debt instruments during the year ended December 31, 2014, including the following transactions:

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

•	On July 30, 2014, we amended our Corporate Revolving Facility to increase the capacity by an additional $500 million to $1.5 billion.

•	In December 2014, we used cash on hand to redeem 10% of the original aggregate principal amount of our 2023 First Lien Notes, plus accrued and unpaid interest.
THE MARKET FOR POWER
Our Power Markets and Market Fundamentals
The power industry represents one of the largest industries in the U.S. and impacts nearly every aspect of our economy, with an estimated end-user market of approximately $388 billion in power sales in 2014 according to the EIA. Historically, vertically integrated power utilities with monopolies over franchised territories dominated the power generation industry in the U.S. Over the last 25 years, industry trends and legislative and regulatory initiatives, culminating with the deregulation trend of the late 1990’s and early 2000’s, provided opportunities for wholesale power producers to compete to provide power. Although different regions of the country have very different models and rules for competition, the markets in which we operate have some form of wholesale market competition. California (included in our West segment), Texas (included in our Texas segment) and the Northeast region (included in our East segment), which are the markets in which we have our largest presence, have emerged as among the most competitive wholesale power markets in the U.S. We also operate, to a lesser extent, in the competitive wholesale power markets in the Southeast and the Midwest. In addition to our sales of electrical power and steam, we produce several ancillary products for sale to our customers.

•
First, we are a wholesale provider of power to utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and power marketers. Our power sales occur in several different product categories including baseload (around the clock generation), intermediate (generation typically more expensive than baseload and utilized during higher demand periods to meet shifting demand needs), and peaking energy (most expensive variable cost and utilized during the highest demand periods), for which the latter is provided by some of our stand-alone peaking power plants/units and from our combined-cycle power plants by using technologies such as steam injection or duct firing additional burners in the heat recovery steam generators. Many of our units have operated more frequently as baseload units at times when low natural gas prices have driven their production costs below those of some competing coal-fired units.

•
Second, we provide capacity for sale to utilities, independent electric system operators and retail power providers. In various markets, retail power providers (or independent electric system operators on their behalf) are required to demonstrate adequate resources to meet their power sales commitments. To meet this obligation, they procure a market product known as capacity from power plant owners or resellers. Most electricity market administrators have acknowledged that an energy only market does not provide sufficient revenues to enable existing merchant generators to recover all of their costs or to encourage the construction of new power plants. Capacity auctions have been implemented in the Northeast and certain Midwest regional markets to address this issue. California has a bilateral capacity program. Texas does not presently have a capacity market or a requirement for retailers to ensure adequate resources.

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

•
Fourth, our cogeneration power plants produce steam, in addition to electricity, for sale to industrial customers for use in their manufacturing processes or heating, ventilation and air conditioning operations.

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

In addition to the five products above, we are buyers and sellers of emission allowances and credits, including those under California’s AB 32 GHG reduction program, RGGI, the federal Acid Rain and CSAPR programs and emission reduction credits under the federal Nonattainment New Source Review program.
Although all of the products mentioned above contribute to our financial performance and are the primary components of our Commodity Margin, the most important are our sales of wholesale power and capacity. We utilize long-term customer contracts for our power and steam sales where possible. For power and capacity that are not sold under customer contracts or longer-dated capacity auctions, we use our hedging program and sell power into shorter term wholesale markets throughout the regions in which we participate.
When selling power from our natural gas-fired fleet into the short-term or spot markets, we attempt to maximize our operations when the market Spark Spread is positive. Assuming rational economic behavior by market participants, generating units generally are dispatched in order of their variable costs, with lower cost units being dispatched first and units with higher costs dispatched as demand, or “load,” grows beyond the capacity of the lower cost units. For this reason, in a competitive market, the price of power typically is related to the variable operating costs of the marginal generator, which is the last unit to be dispatched in order to meet demand. The factors that most significantly impact our operations are reserve margins in each of our markets, the price and supply of natural gas and competing fuels such as coal and oil, weather patterns and natural events, our operating Heat Rate, availability factors, and regulatory and environmental pressures as further discussed below.
Reserve Margins
Reserve margin, a measure of excess generation capacity in a market, is a key indicator of the competitive conditions in the markets in which we operate. For example, a reserve margin of 15% indicates that supply is 115% of expected peak power demand under normal weather and power plant operating conditions. Holding other factors constant, lower reserve margins typically lead to higher power prices because the less efficient capacity in the region is needed more often to satisfy power demand or voluntary or involuntary load shedding measures are taken. Markets with tight demand and supply conditions often display price spikes, higher capacity prices and improved bilateral contracting opportunities. Typically, the market price impact of reserve margins, as well as other supply/demand factors, is reflected in the Market Heat Rate, calculated as the local market power price divided by the local natural gas price.
During the last decade, the supply and demand fundamentals in some regional markets have been negatively impacted by the combination of new generation coming on line and a general decline in weather normalized load growth rates due to the economic recession, energy efficiency measures and the installation of small generating facilities (such as rooftop solar) at some customer sites. Although uncertainty exists and there are key regional differences, at a macro level, continued economic recovery and thus, corresponding net load recovery, with the lack of broad new power plant investments and the retirement of older, uneconomic units in our key markets should lead to lower reserve margins and higher Market Heat Rates. Reserve margins by NERC regional assessment area for each of our segments are listed below:

2014(1)
West:
WECC	29.9%
Texas:
TRE	15.0%
East:
NPCC	23.6%
MISO	15.0%
PJM	25.3%
SERC	29.3%
FRCC	29.0%
___________

(1)	Data source is NERC weather-normalized estimates for 2014 published in May 2014.
In recent years and in some regional markets such as PJM, the ability of customers to curtail load or temporarily utilize onsite backup generation instead of grid-provided electricity, known as “demand response,” has become a meaningful portion of “supply” and thus contributes to reserve margin estimates. While demand response reduces demand for centralized generation during peak times, it typically does so at a very high variable cost. To the extent demand response resources are treated like other sources of supply (e.g., their variable cost-based bids are allowed to affect the market clearing price for power), high resulting prices benefit lower-cost units like Calpine’s. Further, in many cases demand response has acted to discourage new investment in competing centralized generation plants (for example, by winning capacity auctions instead of new units). This may contribute to higher energy price volatility during peak energy demand periods.
The Price and Supply of Natural Gas
Approximately 95% of our generating capability’s fuel requirements are met with natural gas. We have approximately 725 MW of baseload capacity from our Geysers Assets and our expectation is that the steam reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future as our steam flow decline rates have become very small over the past several years. We also have approximately 562 MW of capacity from power plants where we purchase fuel oil to meet generation requirements, but generally do not expect fuel oil requirements to be material to our portfolio of power plants. In our East segment, where the supply of natural gas can be constrained under some weather circumstances, we have approximately 6,200 MW of dual-fueled capable power plants. Additionally, we have 4 MW of capacity from solar power generation technology with no fuel requirement.
We procure natural gas from multiple suppliers and transportation and storage sources. Although availability is generally not an issue, localized shortages (especially in extreme weather conditions in and around population centers), transportation availability and supplier financial stability issues can and do occur. When natural gas supply interruptions do occur, some of our power plants benefit from the ability to operate on fuel oil instead of natural gas.
Lower natural gas prices over the past five years have had a significant impact on power markets. Beginning in 2009, there was a significant decrease in NYMEX Henry Hub natural gas prices from a range of $6/MMBtu — $13/MMBtu during 2008 to an average natural gas price of $2.83/MMBtu, $3.73/MMBtu, and $4.26/MMBtu during 2012, 2013 and 2014, respectively. Natural gas prices in some parts of the country for parts of 2012 and 2013 were low enough that modern, combined-cycle, natural gas-fired generation became less expensive on a marginal basis than coal-fired generation. The result was that natural gas displaced coal as a less expensive generation resource resulting in what the industry describes as coal-to-gas switching, the effects of which can be seen in our increased generation volumes, particularly in 2012. When coal-fired electricity production costs exceed natural gas-fired production costs, coal-fired units tend to set power prices. In these hours, lower natural gas prices tend to increase our Commodity Margin, since our production costs fall while power prices remain constant (depending on our hedge levels and holding other factors constant). Recent forward market natural gas prices suggest that coal-to-gas-switching could increase again during 2015 (although future market conditions are uncertain and settled prices remain to be seen).
The availability of non-conventional natural gas supplies, in particular shale natural gas, has been the primary driver of reduced natural gas prices in the last few years. Access to significant deposits of shale natural gas has altered the natural gas supply landscape in the U.S. and could have a longer-term and profound impact on both the outright price of natural gas and the historical regional natural gas price relationships (basis differentials). The U.S. Department of Energy estimates that shale natural gas production has the potential of 3 trillion to 4 trillion cubic feet per year and may be sustainable for decades with enough natural gas to supply the U.S. for the next 90 years. Despite moderate increases in natural gas prices and some significant, weather induced regional price spikes last winter, there is an emerging view that lower priced natural gas will be available for the medium to long-term future. Further, high levels of natural gas production relative to available pipeline export capacity in some locations such as the Marcellus shale production region have put additional, seasonal downward pressure on local natural gas prices. Overall, low natural gas prices and corresponding low power prices have challenged the economics of nuclear and coal-fired plants, leading to numerous announced and potential unit retirements.
The price of natural gas, economic growth and environmental regulations affect our Commodity Margin and liquidity. The impact of changes in natural gas prices differs according to the time horizon and regional market conditions and depends on our hedge levels and other factors discussed below.
Much of our generating capacity is located in California (included in our West segment), Texas (included in our Texas segment) and the Northeast (included in our East segment) where natural gas-fired units set power prices during many hours. When natural gas is the price-setting fuel (i.e. natural gas prices are above coal prices in our Texas or East segments), increases in natural gas prices may increase our unhedged Commodity Margin because our combined-cycle power plants in those markets are more fuel-efficient than conventional natural gas-fired technologies and peaking power plants. Conversely, decreases in natural gas prices may decrease our unhedged Commodity Margin. In these instances, our cost of production advantage relative to less efficient natural gas-fired generation is diminished on an absolute basis. Additionally, in the Northeast region, we have generating units capable of burning either natural gas or fuel oil. For these units, on the rare occasions when the cost of consuming natural gas is excessively high relative to fuel oil, our unhedged Commodity Margin may increase as a result of our ability to use the lower cost fuel.
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
Despite these short-term dynamics, over the long-term, we expect lower natural gas prices to enhance the competitiveness of our modern, natural gas-fired fleet by making investment in other technologies such as coal, nuclear or renewables less economic and, in fact, making it more challenging for existing generation resources that utilize such technology to continue operating economically.
During the second half of 2014, global oil prices declined significantly. Brent crude oil (a commonly cited global oil index) spot prices fell from a 2014 high of $115 per barrel on June 19th to a price of $55 per barrel by the end of the year (per the EIA). Since U.S. power and natural gas prices are generally not linked to oil prices, the oil market shift has not been material to our financial performance. The impact going forward will also likely not be material to our financial performance. While lower oil prices may lead to lower oil extraction and lower power demand in some parts of the U.S., such as North Dakota and Texas, lower oil prices are generally considered a boon to economic growth more broadly, which typically contributes to higher electricity demand.
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

Regulatory and Environmental Trends
We believe that, on balance, we will be favorably impacted by current regulatory and environmental trends, including those described below, given the characteristics of our power plant portfolio:

•
Economic pressures continue to increase for coal-fired power generation as state and federal agencies enact environmental regulations to reduce air emissions of certain pollutants such as SO2, NOX, GHG, Hg and acid gases, restrict the use of once-through cooling, and provide for stricter standards for managing coal combustion residuals. We anticipate that older, less efficient fossil-fuel power plants that emit much higher amounts of GHG, SO2, NOX, Hg and acid gases, which operate nationwide, but more prominently in the eastern U.S., will be negatively impacted by current and future air emissions, water and waste regulations and legislation both at the state and federal levels which will require many coal-fired power plants to install expensive air pollution controls or reduce or discontinue operations. As a result, any retirements or curtailments could enhance our growth opportunities through greater utilization of our existing power plants and development of new power plants. The estimated capacity for fossil-fueled plants older than 50 years and the total estimated capacity for fossil-fueled plants by NERC region are as follows:

	Generating Capacity Older Than 50 years		Total Generating Capacity
West:
WECC	9,164	MW	132,408	MW
Texas:
TRE	3,045	MW	85,277	MW
East:
NPCC	7,582	MW	56,770	MW
MRO	5,041	MW	46,226	MW
RFC	25,082	MW	192,534	MW
SERC	26,714	MW	232,364	MW
FRCC	288	MW	60,032	MW
Total	76,916	MW	805,611	MW

•
An increase in power generated from renewable sources could lead to an increased need for flexible power that many of our power plants provide to protect the reliability of the grid and premium compensation for that flexibility; however, risks also exist that renewables have the ability to lower overall wholesale prices which could negatively impact us. Significant economic and reliability concerns for renewable generation have been raised, but we expect that renewable market penetration will continue, assisted by state-level renewable portfolio standards and federal tax incentives. Should wind and solar generation continue to expand, our energy margin may decrease. To the extent market structures evolve to appropriately compensate units for providing flexible capacity to ensure reliability, our capacity revenues are likely to increase, providing an offset to reduced energy margin.

•
One small but growing source of competing renewable generation in some of our regional markets (primarily California) is customer-sited (primarily rooftop) solar generation. Levelized costs for solar installation have fallen significantly over the past several years, aided by federal tax subsidies and other local incentives, and are now in some regions lower than customer retail electric rates. To the extent on-site solar generation is compensated at the full retail rate (an increasingly controversial policy known as “net energy metering”), rooftop solar installations may continue to grow. Should net energy metered solar installations remain capped at relatively low levels of penetration or net energy metering policies be weakened (by rate structure reforms that charge customers fixed amounts regardless of the level of electricity consumed, thus lowering the variable portion of the rates), rooftop solar growth might diminish. Absent incentives and supportive policies, rooftop solar is currently generally not competitive with wholesale power.

•
The regulators in our core markets remain committed to the competitive wholesale power model, particularly in Texas and PJM where they continue to focus on market design and rules to assure the long-term viability of competition and the benefits to customers that justify competition.

•
Utilities are increasingly focused on demand side management – managing the level and timing of power usage through load curtailment, dispatching generators located at commercial or industrial sites, and “smart grid” technologies that may improve the efficiencies, dispatch usage and reliability of electric grids. Scrutiny of demand side resources has increased recently as system operators evaluate their reliability (especially at high levels of penetration) and environmental authorities deal with the implications of relying on smaller, less environmentally efficient generation sources during periods of peak demand when air quality is already challenged. Further, the way in which demand side resources might participate in the electricity markets going forward has become less clear due to the recent FERC Order No. 745 reversal (see further discussion in “— Governmental and Regulatory Matters.”)

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
It is very difficult to predict the continued evolution of our markets due to the uncertainty of the following:

•	number of market participants, both in terms of physical presence as well as contribution toward financial market liquidity;

•	amount of generation capacity available in the market;

•	fluctuations in power supply due to planned and unplanned outages of generators;

•	fluctuations in power demand due to weather and other factors;

•	cost of fuel, which could be impacted by the efficiency of generation technology and fluctuations in fuel supply or interruptions in natural gas transportation;

•	relative ease or difficulty of developing, permitting and constructing new power plants;

•	availability and cost of power transmission;

•	potential growth of demand side management, customer-sited solar generation and electricity storage devices;

•	creditworthiness and other risks associated with counterparties;

•	bidding behavior of market participants;

•	regulatory and ISO guidelines and rules;

•	structure of commercial products; and

•	ability to optimize the market’s mix of alternative sources of power such as renewable and hydroelectric power.
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
In markets with centralized ISOs, such as California, Texas and the Northeast, our natural gas-fired power plants compete directly with all other sources of power. The EIA estimates that in 2014, 27% of the power generated in the U.S. was fueled by natural gas, 39% by coal, 19% by nuclear facilities and the remaining 15% of power generated by hydroelectric, fuel oil, geothermal and other energy sources. We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our power plants. Federal and state legislative and regulatory actions continue to change. The federal government is continuing to take further action on many air pollutant emissions such as NOX, SO2, Hg and acid gases as well as on once-through cooling and coal ash disposal. Although we cannot predict the ultimate effect any future environmental legislation or regulations will have on our business, as a clean energy provider, we believe that we are well positioned for almost any increase in environmental rule stringency. We are actively participating in these debates at the federal, regional and state levels. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters.”
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

Competition from other sources of power, such as nuclear energy and renewables, could increase in the future, but likely at a lower rate than had been previously expected. The nuclear incident in March 2011 at the Fukushima Daiichi nuclear power plant introduced substantial uncertainties around new nuclear power plant development in the U.S. The nuclear projects that are currently under construction in the U.S. are experiencing cost overruns and delays. Low power prices are even challenging the economics of existing nuclear facilities, resulting in the retirement or potential retirement of certain existing nuclear generating units.
Federal and state financial incentives and RPS requirements continue to foster renewables development. However, the production tax credit for wind expired at the end of 2014 (although power plants that were “under construction” by the end of 2014 and reach commercial operations by the end of 2016 can still secure the credits), and for solar, the investment tax credit declines significantly at the end of 2016. Unless the tax credits are extended, renewables development costs decline, and/or natural gas prices increase substantially from today’s levels, competition from new renewables will likely diminish. Beyond economic issues, there are concerns over the reliability and adequacy of transmission infrastructure to transmit certain renewable generation from its source to where it is needed. Consequently, long-term, natural gas units are likely still needed as baseload and “back-up” generation.
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
The majority of our risk exposures arise from our ownership and operation of power plants. Our primary risk exposures are Spark Spread, power prices, natural gas prices, capacity prices, locational price differences in power and in natural gas, natural gas transportation, electric transmission, REC prices, carbon allowance prices in California and other emissions credit prices. In addition to the direct risk exposure to commodity prices, we also have general market risks such as risk related to performance of our counterparties and customers and plant operating performance risk. We also have a small exposure to Canadian exchange rates due to our partial ownership of Greenfield LP and Whitby located in Canada, which are under long term contracts, and minimal fuel oil exposure which are not currently material to our operations. As such, we have currently elected not to hedge our Canadian exchange rate and have only hedged our fuel oil exposure through anticipatory purchases of fuel oil inventory.
We produced approximately 103 billion KWh of electricity in 2014 across North America (primarily in the U.S.). We are one of the largest consumers of natural gas in North America having consumed approximately 793 Bcf during 2014. The three primary power markets in which we conduct our operations are California (included in our West segment), Texas (included in our Texas segment) and the Northeast (included in our East segment) which have centralized markets for which power demand and prices are determined on a spot basis (day ahead and real time). Most of the power generated by our power plants is sold to entities such as independent electric system operators, utilities, municipalities and cooperatives, as well as to retail power providers, commercial and industrial end users, financial institutions, power trading and marketing companies and other third parties.
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
We conduct our hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk estimates and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions that lock in a margin. We also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Our future hedged status and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, senior management and Board of Directors. For control purposes, we have VAR limits that govern the overall risk of our portfolio of power plants, energy contracts, financial hedging transactions and other contracts. Our VAR limits, transaction approval limits and other risk related controls are dictated by our Risk Management Policy which is approved by our Board of Directors and by a committee comprised of members of our senior management and administered by our Chief Risk Officer’s organization. The Chief Risk Officer’s organization is segregated from the commercial operations unit and reports directly to our Audit Committee and Chief Financial Officer. Our Risk Management Policy is primarily designed to provide us with a degree of protection from significant downside commodity price risk exposure to our cash flows.
We have historically used interest rate swaps to adjust the mix between our fixed and variable rate debt. To the extent eligible, our interest rate swaps have been designated as cash flow hedges, and changes in fair value are recorded in OCI to the extent they are effective with gains and losses reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The reclassification of mark-to-market losses from AOCI into earnings and the changes in fair value and settlements subsequent to the reclassification date of the interest rate swaps formerly hedging our First Lien Credit Facility is presented separately from interest expense as loss on interest rate derivatives on our Consolidated Statements of Operations. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of our derivative instruments.
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

DESCRIPTION OF OUR POWER PLANTS

Geographic Diversity	Dispatch Technology

Power Plants in Operation at December 31, 2014
We own 88 power plants, including one under construction, with an aggregate generation capacity of 26,548 MW and 309 MW under construction.
Natural Gas-Fired Fleet
Our natural gas-fired power plants primarily utilize two types of designs: 2,431 MW of simple-cycle combustion turbines and 22,663 MW of combined-cycle combustion turbines and a small portion from conventional natural gas/oil-fired boilers with steam turbines. Simple-cycle combustion turbines burn natural gas or oil to spin an electric generator to produce power. A combined-cycle unit combusts fuel like a simple-cycle combustion turbine and the exhaust heat is captured by a heat recovery boiler to create steam which can then spin a steam turbine. Simple-cycle turbines are easier to maintain, but combined-cycle turbines operate with much higher efficiency. Each of our power plants currently in operation is capable of producing power for sale to a utility, another third-party end user or an intermediary such as a marketing company. At 17 of our power plants we also produce thermal energy (primarily steam and chilled water), which can be sold to industrial and governmental users. These plants are called combined heat and power facilities.
Our Steam Adjusted Heat Rate for 2014 for the power plants we operate was 7,384 Btu/KWh which results in a power conversion efficiency of approximately 46%. The power conversion efficiency is a measure of how efficiently a fossil fuel power plant converts thermal energy to electrical energy. Our Steam Adjusted Heat Rate includes all fuel required to dispatch our power plants including “start-up” and “shut-down” fuel, as well as all non-steady state operations. Once our power plants achieve steady state operations, our combined-cycle power plants achieve an average power conversion efficiency of approximately 50%. Additionally, we also sell steam from our combined heat and power plants, which improves our power conversion efficiency in steady state operations from these power plants to an average of approximately 53%. Due to our modern combustion turbine fleet, our power conversion efficiency is significantly better than that of older technology natural gas-fired power plants and coal-fired power plants, which typically have power conversion efficiencies that range from 28% to 36%.
Our natural gas fleet is relatively young with a weighted average age, based upon MW capacities in operation, of approximately 15 years. Taken as a portfolio, our natural gas power plants are among the most efficient in converting natural gas to power and emit far fewer pollutants per MWh produced than most typical utility fleets. The age, scale, efficiency and cleanliness of our power plants is a unique profile in the wholesale power sector.
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
Geothermal Fleet
Our Geysers Assets are a 725 MW fleet of 15 operating power plants in northern California. Geothermal power is considered renewable energy because the steam harnessed to power our turbines is produced inside the Earth and does not require burning fuel. The steam is produced below the Earth’s surface from reservoirs of hot water, both naturally occurring and injected. The steam is piped directly from the underground production wells to the power plants and used to spin turbines to generate power. For the past 14 consecutive years, our Geysers Assets have continued to generate approximately six million MWh of renewable power per year. Unlike other renewable resources such as wind or sunlight, which depend on intermittent sources to generate power, making them less reliable, geothermal power provides a consistent source of energy as evidenced by our Geysers Assets’ availability record of approximately 94% in 2014.
We inject water back into the steam reservoir, which extends the useful life of the resource and helps to maintain the output of our Geysers Assets. The water we inject comes from the condensate associated with the steam extracted to generate power, wells and creeks, as well as water purchase agreements for reclaimed water. We receive and inject an average of approximately 13 million gallons of reclaimed water per day into the geothermal steam reservoir at The Geysers where the water is naturally heated by the Earth, creating additional steam to fuel our Geysers Assets. Approximately 11 million gallons per day are received from the Santa Rosa Geysers Recharge Project, which we developed jointly with the City of Santa Rosa, and we receive, on average, approximately two million gallons a day from The Lake County Recharge Project from Lake County. As a result of these recharge projects, MWh production has been relatively constant. We expect that, as a result of the water injection program, the reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future.

We periodically review our geothermal studies to help us assess the economic life of our geothermal reserves. Our most recent geothermal reserve study was conducted in 2011. Our evaluation of our geothermal reserves, including our review of any applicable independent studies conducted, indicated that our Geysers Assets should continue to supply sufficient steam to generate positive cash flows at least through 2068. In reaching this conclusion, our evaluation, consistent with the due diligence study of 2011, assumes that defined “proved reserves” are those quantities of geothermal energy which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods and government regulations.
We lease the geothermal steam fields from which we extract steam for our Geysers Assets. We have leasehold mineral interests in 107 leases comprising approximately 29,000 acres of federal, state and private geothermal resource lands in The Geysers region of northern California. Our leases cover one contiguous area of property that comprises approximately 45 square miles in the northwest corner of Sonoma County and southeast corner of Lake County. The approximate breakout by volume of steam removed under the above leases for the year ended 2014 is:

•	28% related to leases with the federal government via the Office of Natural Resources Revenue (formerly, the Minerals Management Service),

•	27% related to leases with the California State Lands Commission, and

•	45% related to leases with private landowners/leaseholders.
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
Our geothermal leases are generally for initial terms varying from five to 20 years and for so long as geothermal resources are produced and sold. A few of our geothermal leases were signed in excess of 30 years ago. Our federal leases are, in general, for an initial 10-year period with renewal clauses for an additional 40 years for a maximum of 50 years. The 50-year term expires in 2024 for the majority of our federal leases. However, our federal leases allow for a preferential right to renewal for a second 40-year term on such terms and conditions as the lessor deems appropriate if, at the end of the initial 40-year term, geothermal steam is being produced or utilized in commercial quantities. The majority of our other leases run through the economic life of our Geysers Assets and provide for renewals so long as geothermal resources are being produced or utilized, or are capable of being produced or utilized, in commercial quantities from the leased land or from land unitized with the leased land. Although we believe that we will be able to renew our leases through the economic life of our Geysers Assets on terms that are acceptable to us, it is possible that certain of our leases may not be renewed, or may be renewable only on less favorable terms.
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
Other Power Generation Technologies
Across the fleet, we also have a variety of older, less efficient technologies including approximately 725 MW of capacity from a power plant which has conventional steam turbine technology. We also have approximately 4 MW of capacity from solar power generation technology at our Vineland Solar Energy Center in New Jersey.

Table of Operating Power Plants and Projects Under Construction and Advanced Development
Set forth below is certain information regarding our operating power plants and projects under construction and advanced development at December 31, 2014.

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2014 Total MWh Generated(4)
WEST
Geothermal
McCabe #5 & #6	WECC	CA	Renewable	100%	78	78	510,172
Ridge Line #7 & #8	WECC	CA	Renewable	100%	69	69	657,705
Calistoga	WECC	CA	Renewable	100%	66	66	490,052
Eagle Rock	WECC	CA	Renewable	100%	66	66	576,597
Quicksilver	WECC	CA	Renewable	100%	53	53	337,155
Cobb Creek	WECC	CA	Renewable	100%	52	52	447,020
Lake View	WECC	CA	Renewable	100%	52	52	518,660
Sulphur Springs	WECC	CA	Renewable	100%	51	51	451,161
Socrates	WECC	CA	Renewable	100%	50	50	392,465
Big Geysers	WECC	CA	Renewable	100%	48	48	405,556
Grant	WECC	CA	Renewable	100%	43	43	295,217
Sonoma	WECC	CA	Renewable	100%	42	42	318,273
West Ford Flat	WECC	CA	Renewable	100%	24	24	207,226
Aidlin	WECC	CA	Renewable	100%	17	17	139,692
Bear Canyon (5)	WECC	CA	Renewable	100%	14	14	89,366
Natural Gas-Fired
Delta Energy Center	WECC	CA	Combined Cycle	100%	835	857	5,186,552
Pastoria Energy Center	WECC	CA	Combined Cycle	100%	770	749	5,096,711
Hermiston Power Project	WECC	OR	Combined Cycle	100%	566	635	3,100,556
Otay Mesa Energy Center	WECC	CA	Combined Cycle	100%	513	608	3,664,180
Metcalf Energy Center	WECC	CA	Combined Cycle	100%	564	605	2,511,944
Sutter Energy Center	WECC	CA	Combined Cycle	100%	542	578	1,226,069
Los Medanos Energy Center	WECC	CA	Cogen	100%	518	572	3,538,271
South Point Energy Center	WECC	AZ	Combined Cycle	100%	520	530	1,103,622
Russell City Energy Center	WECC	CA	Combined Cycle	75%	429	464	1,668,096
Los Esteros Critical Energy Facility	WECC	CA	Combined Cycle	100%	243	309	252,220
Gilroy Energy Center	WECC	CA	Simple Cycle	100%	—	141	29,497
Gilroy Cogeneration Plant	WECC	CA	Cogen	100%	109	130	61,370
King City Cogeneration Plant	WECC	CA	Cogen	100%	120	120	514,957
Greenleaf 1 Power Plant (6)	WECC	CA	Combined Cycle	100%	50	50	17,303
Greenleaf 2 Power Plant (6)	WECC	CA	Cogen	100%	49	49	246,357
Wolfskill Energy Center	WECC	CA	Simple Cycle	100%	—	48	18,102
Yuba City Energy Center	WECC	CA	Simple Cycle	100%	—	47	26,100
Feather River Energy Center	WECC	CA	Simple Cycle	100%	—	47	23,857
Creed Energy Center	WECC	CA	Simple Cycle	100%	—	47	10,810
Lambie Energy Center	WECC	CA	Simple Cycle	100%	—	47	10,827
Goose Haven Energy Center	WECC	CA	Simple Cycle	100%	—	47	11,225
Riverview Energy Center	WECC	CA	Simple Cycle	100%	—	47	18,939
King City Peaking Energy Center	WECC	CA	Simple Cycle	100%	—	44	4,914
Agnews Power Plant	WECC	CA	Combined Cycle	100%	28	28	15,794
Subtotal					6,581	7,524	34,194,590

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2014 Total MWh Generated(4)
TEXAS
Deer Park Energy Center	TRE	TX	Cogen	100%	1,103	1,204	6,160,473
Guadalupe Energy Center	TRE	TX	Combined Cycle	100%	1,009	1,000	4,145,500
Baytown Energy Center	TRE	TX	Cogen	100%	782	842	3,286,980
Channel Energy Center	TRE	TX	Cogen	100%	723	808	3,319,798
Pasadena Power Plant(7)	TRE	TX	Cogen/Combined Cycle	100%	763	781	4,069,518
Bosque Energy Center	TRE	TX	Combined Cycle	100%	740	762	3,732,612
Freestone Energy Center	TRE	TX	Combined Cycle	75%	779	746	3,065,393
Magic Valley Generating Station	TRE	TX	Combined Cycle	100%	682	712	3,737,596
Brazos Valley Power Plant	TRE	TX	Combined Cycle	100%	523	609	2,417,800
Corpus Christi Energy Center	TRE	TX	Cogen	100%	426	500	2,056,507
Texas City Power Plant	TRE	TX	Cogen	100%	400	453	1,039,057
Clear Lake Power Plant	TRE	TX	Cogen	100%	344	400	411,473
Hidalgo Energy Center	TRE	TX	Combined Cycle	78.5%	392	374	1,235,508
Freeport Energy Center(8)	TRE	TX	Cogen	100%	210	236	1,736,482
Subtotal					8,876	9,427	40,414,697
EAST
Bethlehem Energy Center	RFC	PA	Combined Cycle	100%	1,037	1,130	4,703,870
Hay Road Energy Center	RFC	DE	Combined Cycle	100%	1,036	1,130	4,583,913
Morgan Energy Center	SERC	AL	Cogen	100%	720	807	3,869,576
Fore River Energy Center	NPCC	MA	Combined Cycle	100%	750	731	554,549
Edge Moor Energy Center	RFC	DE	Steam Cycle	100%	—	725	854,248
Osprey Energy Center	FRCC	FL	Combined Cycle	100%	537	599	1,389,851
York Energy Center	RFC	PA	Combined Cycle	100%	519	565	2,537,059
Westbrook Energy Center	NPCC	ME	Combined Cycle	100%	552	552	1,838,910
Greenfield Energy Centre(9)	NPCC	ON	Combined Cycle	50%	422	519	759,689
RockGen Energy Center	MRO	WI	Simple Cycle	100%	—	503	65,620
Zion Energy Center	RFC	IL	Simple Cycle	100%	—	503	63,658
Mankato Power Plant	MRO	MN	Combined Cycle	100%	280	375	355,759
Pine Bluff Energy Center	SERC	AR	Cogen	100%	184	215	1,051,672
Cumberland Energy Center	RFC	NJ	Simple Cycle	100%	—	191	116,354
Kennedy International Airport Power Plant	NPCC	NY	Cogen	100%	110	121	734,258
Auburndale Peaking Energy Center	FRCC	FL	Simple Cycle	100%	—	117	12,363
Sherman Avenue Energy Center	RFC	NJ	Simple Cycle	100%	—	92	28,716
Bethpage Energy Center 3	NPCC	NY	Combined Cycle	100%	60	80	140,717
Middle Energy Center(10)	RFC	NJ	Simple Cycle	100%	—	77	2,365
Carll's Corner Energy Center	RFC	NJ	Simple Cycle	100%	—	73	26,325
Mickleton Energy Center	RFC	NJ	Simple Cycle	100%	—	67	13,737
Missouri Avenue Energy Center(10)	RFC	NJ	Simple Cycle	100%	—	60	2,099
Bethpage Power Plant	NPCC	NY	Combined Cycle	100%	55	56	295,157
Christiana Energy Center	RFC	DE	Simple Cycle	100%	—	53	1,326
Bethpage Peaker	NPCC	NY	Simple Cycle	100%	—	48	123,639
Stony Brook Power Plant	NPCC	NY	Cogen	100%	45	47	283,328
Cedar Energy Center (10)	RFC	NJ	Simple Cycle	100%	—	34	2,553
Tasley Energy Center	RFC	VA	Simple Cycle	100%	—	33	2,707
Whitby Cogeneration(11)	NPCC	ON	Cogen	50%	25	25	193,329
Delaware City Energy Center	RFC	DE	Simple Cycle	100%	—	23	993
West Energy Center	RFC	DE	Simple Cycle	100%	—	20	133

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2014 Total MWh Generated(4)
Bayview Energy Center	RFC	VA	Simple Cycle	100%	—	12	3,712
Crisfield Energy Center	RFC	MD	Simple Cycle	100%	—	10	2,242
Vineland Solar Energy Center	RFC	NJ	Renewable	100%	—	4	5,513
Subtotal					6,332	9,597	24,619,940
Total operating power plants	87				21,789	26,548	99,229,227

Power plants sold or retired during 2014
Carville Energy Center	SERC	LA	Cogen	100%	n/a	n/a	1,117,532
Columbia Energy Center	SERC	SC	Cogen	100%	n/a	n/a	224,367
Decatur Energy Center	SERC	AL	Combined Cycle	100%	n/a	n/a	653,780
Deepwater Energy Center	RFC	NJ	Steam Cycle	100%	n/a	n/a	662
Hog Bayou Energy Center	SERC	AL	Combined Cycle	100%	n/a	n/a	300,466
Oneta Energy Center	SPP	OK	Combined Cycle	100%	n/a	n/a	1,524,648
Santa Rosa Energy Center	SERC	FL	Combined Cycle	100%	n/a	n/a	256,046
Subtotal							4,077,501
Total operating, sold and retired power plants							103,306,728

Projects Under Construction and Advanced Development
Projects Under Construction
Garrison Energy Center	RFC	DE	Combined Cycle	100%	273	309	n/a
Projects Under Advanced Development
York 2 Energy Center	RFC	PA	Combined Cycle	100%	668	760	n/a
Total operating power plants and projects					22,730	27,617
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

(5)
Bear Canyon will be retired in February 2015; however, the steam used to run its turbine will be redirected to a different Geysers power plant resulting in no diminution of overall generating capacity at our Geysers fleet.

(6)	The operating lease related to these power plants will expire in July 2015.

(7)	Pasadena is comprised of 260 MW of cogen technology and 521 MW of combined cycle (non-cogen) technology.

(8)	Freeport Energy Center is owned by Calpine; however, it is contracted and operated by The Dow Chemical Company.

(9)	Calpine holds a 50% partnership interest in Greenfield LP through its subsidiaries; however, it is operated by a third party.

(10)	We have provided notice to PJM that we plan to retire these units before commencement of the PJM Reliability Pricing Model 2015/2016 delivery year.

(11)	Calpine holds a 50% partnership interest in Whitby Cogeneration through its subsidiaries; however, it is operated by Atlantic Packaging Products Ltd.

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

EMISSIONS AND OUR ENVIRONMENTAL PROFILE
Our environmental record has been widely recognized. We were an EPA Climate Leaders Partner with a stated goal to reduce GHG emissions, and we became the first power producer to earn the distinction of Climate Action LeaderTM. In 2013, our emissions of GHG amounted to approximately 45 million tons.
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

Geothermal Generation
Our 725 MW fleet of geothermal turbine-based power plants utilizes a natural, renewable energy source, steam from the Earth’s interior, to generate power. Since these power plants do not burn fossil fuel, they are able to produce power with negligible CO2 (the principal GHG), NOX and SO2 emissions. Compared to the average U.S. coal-, oil- and natural gas-fired power plant, our Geysers Assets emit 99.9% less NOX, 100% less SO2 and 96.9% less CO2. There are 18 active geothermal power plants located in The Geysers region of northern California. We own and operate 15 of them. We recognize the importance of our Geysers Assets and we are committed to extending this renewable geothermal resource through the addition of new steam wells and wastewater recharge projects where clean, reclaimed water from local municipalities is recycled into the geothermal resource where it is converted by the Earth’s heat into steam for power production.
Water Conservation and Reclamation
We have also invested substantially in technologies and systems that reduce the impact of our operations on water as a natural resource:

•
We receive and inject an average of approximately 13 million gallons of reclaimed water per day into the geothermal steam reservoir at The Geysers where the water is naturally heated by the Earth, creating additional steam to fuel our Geysers Assets. Approximately 11 million gallons per day are received from the Santa Rosa Geysers Recharge Project, which we developed jointly with the City of Santa Rosa, and we receive, on average, approximately two million gallons a day from The Lake County Recharge Project from Lake County.

•	In our combined-cycle power plants, we use mechanical draft cooling towers, which use up to 90% less water than conventional once-through cooling systems.

•	Three of our power plants (Sutter Energy Center, Otay Mesa Energy Center and Fore River Energy Center) employ air cooled condensers for cooling, consuming virtually no water for cooling.

•
In 12 of our operating natural gas-fired power plants equipped with cooling towers, we reuse treated water from municipal treatment systems for cooling. By reusing water in these cooling towers, we avoid the usage of as much as 36 million gallons per day of valuable surface and/or groundwater for cooling.

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
The CAA requires the EPA to regulate emissions of pollutants considered harmful to public health and the environment. The EPA has set NAAQS for six “criteria” pollutants: carbon monoxide, lead, NO2, particulate matter, ozone and SO2. In addition, the CAA regulates a large number of air pollutants that are known to cause or may reasonably be anticipated to cause adverse effects to human health or adverse environmental effects, known as hazardous air pollutants (“HAPs”). The EPA is required to issue technology-based national emissions standards for hazardous air pollutants (“NESHAPs”) to limit the release of specified

HAPs from specific industrial sectors. The Clean Air Act also requires the EPA to regulate emissions of certain pollutants that affect visibility in national parks and wilderness areas (“Regional Haze”).
Ozone NAAQS
On November 25, 2014, the EPA proposed to revise the ozone NAAQS downward, to a range of 0.065-0.070 ppm. The EPA is under court order to finalize this standard by no later than October 1, 2015. Ozone is formed in the atmosphere by the reaction of NOx with volatile organic compounds (“VOC”) in the presence of sunlight, with the implication that a reduction in the ozone NAAQS generally leads to requirements to reduce emissions of NOx and VOC. Depending on the final level of the standard, additional reductions in NOx emissions from the power industry may be required in areas in which this standard is not attained or more generally in the Eastern U.S. However, given the timelines noted above, we cannot yet estimate what the impact will be on our business.
Mercury and Air Toxics Standards
On February 16, 2012, the EPA promulgated the NESHAP from Coal- and Oil-fired Electric Utility Steam Generating Units and Standards of Performance for Fossil-Fuel-Fired Electric Utility, Industrial-Commercial-Institutional, and Small Industrial-Commercial-Institutional Steam Generating Units, otherwise known as MATS. MATS will reduce emissions of all hazardous air pollutants emitted by coal- and oil-fired electric generating units, including mercury (Hg), arsenic (As), chromium (Cr), nickel (Ni) and acid gases.
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
On April 15, 2014, the D.C. Circuit rejected all legal challenges to the EPA’s MATS regulation in the White Stallion Energy Center, LLC, et al v. EPA. case, which included challenges by over 20 states, industry groups and companies. On July 14, 2014, three petitions for a writ of certiorari were filed with the U.S. Supreme Court in conjunction with the D.C. Circuit’s action. On November 25, 2014, the U.S. Supreme Court granted the petitions on the limited issue of the consideration of costs in the determination of the regulation of HAPs. Oral arguments will be heard in the spring of 2015.
Multi-Pollutant Programs — CAIR and CSAPR
Pursuant to authority granted under the CAA, the EPA promulgated CAIR regulations in March 2005, applicable to 28 eastern states and the District of Columbia, to facilitate attainment of its ozone and fine particulates NAAQS issued in 1997. CAIR’s goal was to reduce SO2 emissions in these states by over 70%, and NOX emissions by over 60% from 2003 levels by 2015. CAIR established annual Cap-and-Trade programs for SO2 and NOX as well as a seasonal program for NOX. On July 11, 2008, the D.C. Circuit invalidated CAIR, but ultimately allowed CAIR to take effect and continue to apply while the EPA designed a replacement rule. CAIR was in effect from January 1, 2009 through December 31, 2014.
On July 6, 2011, the EPA finalized CSAPR as the replacement program for CAIR. CSAPR requires a total of 28 primarily eastern states, to reduce annual SO2 emissions, annual NOx emissions and/or ozone seasonal NOx emissions to assist in attaining three NAAQS: the 1997 annual PM2.5 NAAQS, the 1997 8-hour ozone NAAQS, and the 2006 24-hour PM2.5 NAAQS. The reduction requirements in CSAPR are similar in magnitude to those in CAIR. CSAPR has been in litigation since before its original implementation, with the rule being declared invalid by the D.C. Circuit and stayed while appeals to the U.S. Supreme Court were heard.
On April 29, 2014, the U.S. Supreme Court in EME Homer City Generation v. EPA ruled in favor of the EPA by reversing and remanding the decision of the D.C. Circuit invalidating CSAPR. On October 23, 2014, the D.C. Circuit lifted the stay so that CSAPR can be fully implemented. On December 3, 2014, the EPA issued ministerial rules and a Notice of Data Availability that clearly defined how CSAPR is to be implemented. As a result of the U.S. Supreme Court ruling and the EPA’s subsequent rulemaking, CSAPR took effect on January 1, 2015. All of the original provisions of CSAPR were included, with a three year delay of the original rule timelines. Remaining legal issues are scheduled for oral argument before the D.C. Circuit on February 25, 2015.

CSAPR and MATS primarily impact coal-fired power plants, and therefore judicial decisions related to these rules do not directly affect our business. However, we believe that well-founded regulations protecting health and the environment could benefit our competitive position by better recognizing the value of our investments in clean power generation technology.
Regional Haze
The EPA first issued the Regional Haze Rule in 1999, with a focus on emissions of SO2, NOx, and particulate matter, particularly PM2.5. Such emissions can affect visibility regionally, with the result that in the eastern U.S., regional NOx and SO2 programs like CSAPR and CAIR are considered to achieve much of the required emission reductions that would be required to reduce regional haze. However, individual facilities may still be required to install Best Available Retrofit Technology (“BART”) if they are found to have a significant individual effect on visibility in areas of interest. On November 24, 2014, the EPA proposed to partially approve and partially disapprove Texas’ Regional Haze program. This proposal includes a federal implementation plan that would impose SO2 emission controls on 15 units at eight coal-fired power plants in Texas as part of a long-term strategy for making reasonable progress at three Class I areas in Texas and Oklahoma, set new reasonable progress goals for the Big Bend, the Guadalupe Mountains, and Wichita Mountains Class I areas, and substitute CSAPR for CAIR to satisfy BART requirements. The federal implementation plan would be effective until Texas replaces it with an approvable state implementation plan. While this will not directly affect our fleet, it does have the potential to affect the power market in Texas because the affected facilities will either have to further reduce emissions or retire.
GHG Emissions
In response to the 2007 decision of the U.S. Supreme Court in Massachusetts v. EPA and the Tailpipe Rule, which set GHG emission standards for cars and light trucks, the EPA issued two rules phasing in GHG regulation of stationary sources under the PSD and Title V programs of the CAA. First, pursuant to the Timing Rule, the EPA delayed when major stationary sources of GHGs would otherwise be subject to PSD and Title V, limiting their application to the effective date of the Tailpipe Rule. Second, pursuant to the Tailoring Rule, the EPA limited the initial applicability of the GHG regulations to sources exceeding a specified carbon threshold.
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
In January 2014, the EPA proposed New Source Performance Standards (“NSPS”) for GHG emissions from new power plants, which are to be finalized within a reasonable period. In June 2014, the EPA proposed the Clean Power Plan which requires a reduction in GHG emissions from existing power plants of 30% from 2005 levels by 2030. According to the EPA, the Clean Power Plan is to be finalized by June 2015 with state plans to implement these guidelines to be finalized by June 2016 with a possible extension to 2017. The Clean Power Plan provides states flexibility in meeting the requirements including increasing energy efficiency measures, adding renewable generation and increasing dispatch of natural gas-fired generation. In June 2014, the EPA also proposed GHG NSPS provisions for modified and reconstructed sources (the “Modification/Reconstruction Rule”). In January 2015, the EPA announced that the GHG NSPS, the Modification/Reconstruction Rule and the Clean Power Plan would be finalized by summer 2015. We believe that our competitive position is enhanced by regulations that ensure all power plants take the necessary steps to reduce their pollutant emissions.
Demand Response Resources under NESHAPs
FERC’s Order No. 745 regarding compensation of demand response in the energy market was appealed to the D.C. Circuit. In May 2014, the D.C. Circuit issued an order vacating and remanding Order No. 745 on the basis that the FERC does not have jurisdiction to regulate demand response in the energy market. On January 15, 2015, the FERC and several other entities filed petitions for certiorari with the U.S. Supreme Court, asking for review of the D.C. Circuit’s decision. Also, on October 20, 2014, the D.C. Circuit granted the FERC’s request for a stay of the decision. The stay will remain in place until final disposition by the U.S. Supreme Court.
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
Fees on Permissible Emissions
Section 185 of the CAA requires major stationary sources of NOX and VOC, such as power plants and refineries, in areas that fail to attain the NAAQS for ozone by the attainment date to pay a fee to the state or, if the state fails to collect the fee, the EPA. The fee is set in the CAA at $5,000 per ton of NOX or VOC (adjusted for inflation or approximately $9,000 per ton in 2011) and is payable on emissions that exceed 80% of each individual power plant’s baseline emissions, which are established in the year before the attainment date; however, the EPA has provided guidance for the calculation of alternative baselines. The fee will remain in effect until the designated area achieves attainment.
We operate seven power plants in Texas and one in California that are located within designated nonattainment area subject to Section 185. The relevant agencies in both states issued regulations in 2012 and 2013 to address Section 185 fee collection. The EPA approval of the TCEQ regulation is pending. Our analysis of the final regulations indicates that we will have no fee obligation in either state.
Regional and State Air Emissions Activities
Several states and regional organizations have developed state-specific or regional initiatives to reduce GHG emissions through mandatory programs. The most advanced programs include the RGGI in the Northeast and California’s suite of GHG policies promulgated pursuant to AB 32, including its Cap-and-Trade program. The evolution of these programs could have a material impact on our business.
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
Under the Cap-and-Trade Regulation, the first compliance period for covered entities like Calpine began on January 1, 2013 and ended on December 31, 2014. The second and third compliance periods, wherein the program applies to a broader scope of entities, including transportation fuels and natural gas distribution, run through the end of 2017 and 2020, respectively.
On January 1, 2014, the California Cap-and-Trade market was officially linked to the GHG Cap-and-Trade market in Quebec. The first joint GHG allowance auction occurred on November 25, 2014. Joint auctions of allowances issued by both jurisdictions will be held quarterly.
On May 22, 2014, the CARB approved its “First Update to the Climate Change Scoping Plan: Building on the Framework” pursuant to AB 32. The updated scoping plan states that California is on track to meet its 2020 emissions target and makes recommendations for how to achieve the goal of reducing statewide GHG emissions to 80% below 1990 levels by 2050, including recommending the establishment of a mid-term emissions target for 2030. Legislation has been introduced for consideration in 2015 concerning the development of such goals. The CARB has also begun considering how the Cap-and-Trade Regulation might be relied upon as a component of any state plan that would be required pursuant to the EPA-proposed Clean Power Plan.
Overall, we support AB 32 and expect the net impact of the Cap-and-Trade Regulation to be beneficial to Calpine. We also believe we are well positioned to comply with the Cap-and-Trade Regulation.

Northeast: CO2 – RGGI
On January 1, 2009, ten states in the Northeast implemented a Cap-and-Trade program, RGGI, which affects our power plants in Maine, Massachusetts, New York and Delaware (together emitting about 3.9 million tons of CO2 annually). In 2011, New Jersey announced its withdrawal from the RGGI program effective as of the 2012 compliance year.
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
Texas: NOX
Pursuant to authority granted under the CAA, regulations adopted by the TCEQ to attain the one-hour and eight-hour NAAQS for ozone included the establishment of a Cap-and-Trade program for NOX emitted by power plants in the Houston-Galveston-Brazoria ozone nonattainment area. We own and operate seven power plants that participate in this program, all of which received free NOX allowances based on historical operating profiles. At this time, our Houston-area power plants have sufficient NOX allowances to meet forecasted obligations under the program. Depending on the final level of the revised ozone NAAQS, allowable NOx emissions under this program could be reduced at some point in the future, which could cause us to incur additional compliance costs. However, we cannot estimate such costs until such time as the standard is finalized, nonattainment levels are determined and compliance programs are put in place.
New Jersey: NOX
New Jersey’s High Electric Demand Day (“HEDD”) Rule limits NOx emissions from turbines and boilers. Beginning in 2015, Phase 2 of the HEDD Rule will require investments in emissions controls on some of our peaking power plants. We retired our 158 MW Deepwater Energy Center in 2014. We provided notice to PJM that we plan to retire our 34 MW Cedar Energy Center, 60 MW Missouri Avenue Energy Center and 77 MW Middle Energy Center before the commencement of the PJM 2015/2016 delivery year. Due to current generator capacity concerns in the PJM service area for the winter of 2015/2016, PJM may require one or more of the plants to continue to operate for a period of time, but we would be entitled to full cost recovery. In addition, PJM has proposed a new Capacity Performance Program intended to improve electric reliability within PJM during extreme weather conditions, and this program could potentially affect the retirement date of a number of sources within PJM, including ours, subject to regulatory approvals.
We are installing emissions controls equipment at our 73 MW Carll’s Corner Energy Center and 67 MW Mickleton Energy Center to comply with the emission limits in the HEDD Rule, as these power plants cleared PJM’s 2015/2016 base residual auction. We expect that the implementation of the HEDD rule, and our method of compliance, whether retirement of, or installation of emissions controls at these facilities will not have a material impact on our financial condition, results of operations or cash flows.
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

California RPS
On April 12, 2011, California’s Governor signed into law legislation establishing a new and higher RPS. The new law requires implementation of a 33% RPS by 2020, with intermediate targets between 2010 and 2020. The previous RPS legislation required certain retail power providers to generate or procure 20% of the power they sell to retail customers from renewable resources beginning in 2010. The new standard applies to all load-serving entities, including entities such as large municipal utilities that are not subject to CPUC jurisdiction. Under the new law, there are limits on different “buckets” of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy at least a fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour. Similarly, the legislation places limits on the use of certain transactions and unbundled RECs - claims to the renewable aspect of the power produced by a renewable resource that can be traded separately from the underlying power. In general, the ability to use “firmed and shaped” transactions and unbundled RECs becomes more limited over the course of the implementation period. In our role as an energy service provider, we are subject to the RPS requirements and continue to meet our compliance obligations. The increase in solar and wind generation on the state’s electrical grid has increased the need for flexible thermal generation which may be beneficial to Calpine but may also have adverse effects on wholesale electricity prices. In his recent inaugural address, the Governor articulated the goal of producing half of California’s electricity from renewables by 2030. It is unclear whether the primary vehicle to achieve this goal will be a higher RPS.
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
On June 21, 2010, the EPA proposed a rule to regulate coal combustion residuals (“CCRs”) under RCRA. The EPA announced the finalization of this rule on December 19, 2014 which determined that storage and disposal of CCRs will be regulated as nonhazardous waste under Subtitle D of RCRA. The rule establishes technical requirements for CCR landfills and surface impoundments (ponds) intended to ensure impoundment integrity and protection of surface, groundwater and air quality. We do not use coal, so the final CCR rule, will have no direct impact on our financial condition, results of operations or cash flows.
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
The FPA grants the federal government broad authority over electric utilities and independent power producers, and vests its authority in the FERC. Unless otherwise exempt, any person that owns or operates facilities used for the wholesale sale or transmission of power in interstate commerce is a public utility subject to FERC’s jurisdiction. The FERC governs, among other things, the disposition of certain utility property, the issuance of securities by public utilities, the rates, the terms and conditions for the transmission or wholesale sale of power in interstate commerce, the interlocking directorates, and the uniform system of accounts and reporting requirements for public utilities.
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
Pursuant to EPAct 2005, NERC has been certified by the FERC as the Electric Reliability Organization to develop and oversee the enforcement of electric system reliability standards applicable throughout the U.S., which are subject to FERC review and approval. FERC-approved reliability standards may be enforced by FERC independently, or, alternatively, by NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to FERC oversight. Monetary penalties of up to $1 million per day per violation may be assessed for violations of the reliability standards.
FERC’s policies and rules will continue to evolve, and the FERC may amend or revise them, or may introduce new policies or rules in the future. The impact of such policies and rules on our business is uncertain and cannot be predicted at this time.
Power Regions
The following is a brief overview of the most significant regulatory issues affecting our business in our core power regions — CAISO, ERCOT, PJM and ISO-NE. The CAISO market is in our West segment. The ERCOT market is in our Texas segment. The PJM and ISO-NE markets are in our East segment.
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
ERCOT
ERCOT is the ISO that manages approximately 85% of Texas’ load and an electric grid covering about 75% of the state, overseeing transactions associated with Texas’ competitive wholesale and retail power markets. FERC does not regulate wholesale sales of power in ERCOT. The PUCT exercises regulatory jurisdiction over the rates and services of any electric utility conducting business within Texas. Our subsidiaries that own power plants in Texas have power generation company status at the PUCT, and are either EWGs or QFs and are exempt from PUCT rate regulation. ERCOT ensures resource adequacy through an energy-only model. In ERCOT, there is a market offer price cap for energy and capacity services purchased by ERCOT. Under certain market conditions, the offer cap could be lower. Our subsidiaries are subject to the offer cap rules, but only for sales of power and capacity services to ERCOT.
The PUCT is considering changes regarding its approach to resource adequacy, including price formation. ERCOT successfully launched the Operating Reserve Demand Curve (“ORDC”) functionality on June 1, 2014. This application produces a price “adder” to the clearing price of energy that increases as reserve capacity declines. As follow up to the ORDC, stakeholders have approved a rule change that will create a reliability deployment adder and will reflect the value of ISO out of merit actions and correct real time price reversals which is scheduled to be implemented prior to the 2015 peak summer season. The PUCT continues to consider the appropriate reliability standard that should be used to set ERCOT’s planning reserve margin. As these proceedings are ongoing and the timing of these changes is uncertain, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows.
PJM
PJM operates wholesale power markets, a locationally based capacity market, a forward capacity market and ancillary service markets. PJM also performs transmission planning for the region. The rules and regulations affecting PJM power markets and transmission are subject to change at any time.
PJM experienced several unusual cold weather events during January 2014. PJM maintained system reliability, but the system was challenged. In order to address some of these challenges, PJM has filed proposed capacity market rule changes that, if approved by the FERC, would significantly change PJM’s Reliability Pricing Model. PJM’s proposed changes include stronger performance incentives and more significant penalties for failure to perform during peak power system conditions. We support PJM’s proposed changes and believe that, overall, they enhance the competitiveness of the PJM power market; however, we cannot predict whether the FERC will approve all of PJM’s changes, what their ultimate impact may be, nor the impact on our financial condition, results of operations or cash flows.
ISO-NE
We have two power plants in our East segment located in Massachusetts and Maine for which ISO-NE is the RTO. ISO-NE has broad authority over the day-to-day operation of the transmission system and operates a day-ahead and real-time wholesale energy market, a forward capacity market and an ancillary services markets.
ISO-NE continues to express concern related to the adequacy of natural gas transmission infrastructure and, for the past two years, has taken various out-of-market actions to ensure winter reliability over the near term. Over the longer term, the FERC has approved significant changes to the operation of the region’s capacity market beginning with the 2015 Forward Capacity Auction (“FCA”). The ISO’s new “Pay for Performance” construct will result in significantly higher penalties for assets that fail to perform during shortage events beginning with the 2018-2019 commitment period. The FERC also approved a two-year extension of the “lock-in” period for new generation, allowing new generating assets that clear an FCA to lock in their cleared price for a total of seven years.
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
Regulation of Transportation and Sale of Natural Gas
Since the majority of our power generating capacity is derived from natural gas-fired power plants, we are broadly impacted by federal regulation of natural gas transportation and sales. Furthermore, one of our natural gas transportation pipelines in Texas is subject to dual jurisdiction by the FERC and the Texas Railroad Commission. This pipeline is an intrastate pipeline within the meaning of Section 2(16) of the Natural Gas Policy Act (“NGPA”). FERC regulates the rates charged by this pipeline for transportation services performed under Section 311 of the NGPA, and the Texas Railroad Commission regulates the rates and services provided by this pipeline as a gas utility in Texas. We also own a pipeline in Texas that is subject to the Texas Railroad Commission regulation as a Texas gas utility.
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
EMPLOYEES
At December 31, 2014, we employed 2,052 full-time employees, of whom 162 were represented by collective bargaining agreements. Four collective bargaining agreements, representing a total of 100 employees, will expire within one year. We have never experienced a work stoppage or strike.

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

•	changes in power transmission or fuel transportation capacity constraints or inefficiencies;

•	power supply disruptions, including power plant outages and transmission disruptions;

•	weather conditions, particularly unusually mild summers or warm winters in our market areas;

•	quarterly and seasonal fluctuations;

•	an economic downturn which could negatively impact demand for power;

•	changes in commodity prices and the supply of commodities, including but not limited to coal, natural gas and fuel oil;

•	changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices;

•	development of new fuels or new technologies for the production or storage of power;

•	federal and state regulations and actions of the ISOs;

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
We typically enter into hedging agreements, including contracts to purchase or sell commodities at future dates and at fixed prices, in order to manage our commodity price risks. These activities, although intended to mitigate price volatility, expose us to risks related to commodity price movements, deviations in weather and other risks. When we sell power forward, we may be required to post significant amounts of cash collateral or other credit support to our counterparties, and we give up the opportunity to sell power at higher prices if spot prices are higher in the future. Further, if the values of the financial contracts change in a manner that we do not anticipate, or if a counterparty fails to perform under a contract, it could harm our financial condition, results of operations and cash flows.
We do not typically hedge the entire exposure of our operations against commodity price volatility. To the extent we do not hedge against commodity price volatility, our financial condition, results of operations and cash flows may be diminished based upon adverse movement in commodity prices.

In addition, we have various internal policies and procedures designed to monitor hedging activities and positions. These policies and procedures are designed, in part, to prevent unauthorized purchases or sales of products by our employees. We cannot assure, however, that these steps will detect and prevent all violations of our Risk Management Policy, particularly if deception or other intentional misconduct is involved. A significant policy violation that is not detected could result in a material financial loss for us.
Our ability to enter into hedging agreements and manage our counterparty credit risk could adversely affect us.
Our customer and supplier counterparties may experience deteriorating credit. These conditions could cause counterparties in the natural gas and power markets, particularly in the energy commodity derivative markets that we rely on for our hedging activities, to withdraw from participation in those markets. If multiple parties withdraw from those markets, market liquidity may be threatened, which in turn could adversely impact our business and create more volatility in our earnings. Additionally, these conditions may cause our counterparties to seek bankruptcy protection under Chapter 11 or liquidation under Chapter 7 of the U.S. Bankruptcy Code. Our credit risk may be exacerbated to the extent collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due to us. There can be no assurance that any such losses or impairments to the carrying value of our financial assets would not materially and adversely affect our financial condition, results of operations and cash flows.
Competition in the power generation industry could adversely affect our performance.
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
Other companies we compete with may have greater liquidity, greater access to credit and other financial resources, lower cost structures, greater ability to incur losses, longer-standing relationships with customers, greater potential for profitability from ancillary services or greater flexibility in the timing of their sale of generation capacity and ancillary services than we do.
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
Some of the capacity from our existing portfolio is sold under long-term PPAs that expire at various times. We seek to sell any capacity not sold under long-term PPAs, on a short-term basis as market opportunities arise. Our non-contracted capacity is generally sold on the spot market at current market prices as merchant energy. When the terms of each of our various PPAs expire, it is possible that the price paid to us for the generation of power under subsequent arrangements or in short-term markets may be significantly less than the price that had been paid to us under the PPA. Power plants without long-term PPAs involve risk and uncertainty in forecasting future demand load for merchant sales because they are exposed to market fluctuations for some or all of their generating capacity and output. A significant under- or over-estimation of load requirements may increase our operating costs. Without the benefit of long-term PPAs, we may not be able to sell any or all of the capacity from these power plants at commercially attractive rates and these power plants may not be able to operate profitably. Certain of our PPAs have values in excess of current market prices. We are at risk of loss of margins to the extent that these contracts expire or are terminated and we are unable to replace them on comparable terms. Additionally, our PPAs contain termination provisions standard to contracts in our industry such as negligence, performance default or prolonged events of force majeure.
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
Our business, financial condition and results of operations could be adversely impacted by strikes or work stoppages by unionized employees or by our inability to replace key employees.
Approximately 8% of our employees are subject to collective bargaining agreements. In the event that our union employees participate in a strike, work stoppage or engage in other forms of labor disruption, we would be responsible for procuring replacement labor and could experience reduced power generation or outages.

In addition, our success is largely dependent on the skills, experience and efforts of our people. The loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a negative effect on our business, financial condition and results of operations and future growth if we were unable to replace them.
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
As of December 31, 2014, our consolidated debt outstanding was $11.3 billion, of which approximately $7.7 billion was outstanding under our First Lien Notes, Senior Unsecured Notes and First Lien Term Loans. In addition, we had $644 million issued in letters of credit and our pro rata share of unconsolidated subsidiary debt was approximately $171 million. Although we significantly extended our maturities during the last five years, we could face liquidity challenges as we continue to have substantial debt and substantial liquidity needs in the operation of our business. Our ability to make payments on our indebtedness, to meet margin requirements and to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future from our operations and our ability to access the capital markets. This, to a certain extent, is dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, as discussed further in “— Commercial Operations” above. Although we are permitted to enter into new project financing credit facilities to fund our development and construction activities, there can be no assurance that we will not face liquidity pressure in the future.
We also have exposure to many different financial institutions and counterparties including those under our First Lien Notes, Senior Unsecured Notes, First Lien Term Loans, Corporate Revolving Facility and other credit and financing arrangements as we routinely execute transactions in connection with our hedging and optimization activities, including brokers and dealers, commercial banks, investment banks and other institutions and industry participants. Many of these transactions expose us to credit risk in the event that any of our lenders or counterparties are unable to honor their commitments or otherwise default under a financing agreement. See additional discussion regarding our capital resources and liquidity in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Our First Lien Notes, Senior Unsecured Notes, First Lien Term Loans, Corporate Revolving Facility, CCFC Term Loans and our other debt instruments impose restrictions on us and any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations.
The restrictions under our First Lien Notes, Senior Unsecured Notes, First Lien Term Loans, Corporate Revolving Facility, CCFC Term Loans and other debt instruments could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and, if we were unable to comply with these restrictions, could result in an event of default under these debt instruments. These restrictions require us to meet certain financial performance tests on a quarterly basis and limit or prohibit our ability, subject to certain exceptions to, among other things:

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
Our First Lien Notes, Senior Unsecured Notes, First Lien Term Loans, Corporate Revolving Facility, CCFC Term Loans and our other debt instruments contain events of default customary for financings of their type, including a cross default to debt other than non-recourse project financing debt, a cross-acceleration to non-recourse project financing debt and certain change of control events. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, or a default exists and is continuing under such debt, the lenders or the holders or trustee of the First Lien Notes, as applicable, could give notice and declare outstanding borrowings and other obligations under such debt immediately due and payable.
Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We may not be able to obtain such waivers, amendments or alternative financing, or if obtainable, it could be on terms that are not acceptable to us. If we are unable to comply with the terms of our First Lien Notes, Senior Unsecured Notes, First Lien Term Loans, Corporate Revolving Facility, CCFC Term Loans and our other debt instruments, or if we fail to generate sufficient cash flows from operations, or if it becomes necessary to obtain such waivers, amendments or alternative financing, it could adversely impact our financial condition, results of operations and cash flows.
Our credit status is below investment grade, which may restrict our operations, increase our liquidity requirements and restrict financing opportunities.
There are a number of factors that rating agencies evaluate to arrive at credit ratings for us and our subsidiaries, including regulatory framework, ability to recover costs and earn returns, diversification, financial strength and liquidity. If one or more rating agencies downgrade us, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or letter of credit collateral demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.
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
These letter of credit and cash collateral requirements increase our cost of doing business and could have an adverse impact on our overall liquidity, particularly if there was a call for a large amount of additional cash or letter of credit collateral due to an unexpectedly large movement in the market price of a commodity. As of December 31, 2014, we had $644 million issued in letters of credit under our Corporate Revolving Facility and other facilities, with $1.3 billion remaining available for borrowing or for letter of credit support under our Corporate Revolving Facility. In addition, we have ratably secured our obligations under certain of our power and natural gas agreements that qualify as eligible commodity hedge agreements with the assets subject to liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility.
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
Our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility are effectively subordinated to certain project indebtedness.
Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 31, 2014, our subsidiaries had approximately $1.6 billion in debt from our CCFC subsidiary and approximately $1.8 billion in secured project financing from other subsidiaries, which are effectively senior to our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. We may incur additional project financing indebtedness in the future, which will be effectively senior to our other secured and unsecured debt.

Governmental Regulation
Existing and proposed federal and state RPS and energy efficiency, as well as economic support for renewable sources of power under federal or state legislation could adversely impact our operations.
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
We have a significant presence in the major competitive power markets for California, Texas and the Northeast region of the U.S. While these markets are largely deregulated, they continue to evolve. Existing regulations within the markets in which we operate may be revised or reinterpreted and new laws or regulations may be issued. We cannot predict the future development of regulation or legislation nor the ultimate effect such changes in these markets could have on our business; however, we could be negatively impacted.
Existing and future anticipated GHG/Carbon and other environmental regulations could cause us to incur significant costs and adversely affect our operations generally or in a particular quarter when such costs are incurred.
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
Further, air regulations enacted in New Jersey that further limit NOX emissions from turbines and boilers beginning in 2015 will impact six of our power plants that will either need to retire or install additional NOX controls to continue operating beyond 2015. We plan to install emissions controls equipment at two of these power plants, have retired one power plant in 2014 and expect to retire the remaining three power plants in 2015. We do not expect the retirement of these power plants or installation of emissions controls to have a material impact on our financial condition, results of operations or cash flows.

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
The construction and operation of power plants require numerous permits, approvals and certificates from the appropriate foreign, federal, state and local governmental agencies, as well as compliance with numerous environmental laws and regulations of federal, state and local authorities. We could also be required to install expensive pollution control measures or limit or cease activities, including the retirement of certain generating plants, based on these regulations. Should we fail to comply with any environmental requirements that apply to power plant construction or operations, we could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions to curtail our operations.
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
Market Information and Stockholder Matters
Calpine Corporation common stock is traded on the NYSE under the symbol “CPN”. The following table sets forth the high and low bid prices for our common stock for each quarter of the years 2014 and 2013, as reported on the NYSE.

	High	Low
2014
First Quarter	$21.06	$18.46
Second Quarter	24.24	20.48
Third Quarter	24.04	21.27
Fourth Quarter	24.37	19.60
2013
First Quarter	$20.62	$17.95
Second Quarter	22.16	19.33
Third Quarter	21.97	18.59
Fourth Quarter	21.03	18.74
As of December 31, 2014, there were 129 stockholders of record of our common stock.
We have never paid cash dividends on our common stock. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October	7,204,830	$21.31	7,204,263	$285
November	2,250,705	$23.22	2,249,735	$233
December	5,956,850	$21.55	5,894,561	$106
Total	15,412,385	$21.68	15,348,559	$106
___________

(1)
Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding obligations in cash. During the fourth quarter of 2014, we withheld a total of 63,826 shares that are included in total number of shares purchased. In addition, our Board of Directors approved the repurchase of 13,213,372 shares of our common stock from a shareholder for approximately $311 million in a private transaction that was completed in July 2014.

(2)
In November 2013, our Board of Directors authorized a $1 billion multi-year share repurchase program. During 2014, we repurchased a total of 36.5 million shares of our common stock, excluding shares repurchased in (1) above, for approximately $789 million at an average price of $21.62 per share under this program.

In 2015, through the filing of this Report, we have repurchased a total of 5.8 million shares of our outstanding common stock for approximately $125 million at an average price of $21.68 per share.

Stock Performance Graph
The performance graph below compares cumulative return on our common stock for the period December 31, 2009 through December 31, 2014, with the cumulative return of Standard & Poor’s 500 Index (S&P 500) and the S&P 500 Utilities Index.
The graph below compares each period assuming that $100 was invested on December 31, 2009 in our common stock and each of above indices and that all dividends are reinvested. The returns shown below may not be indicative of future performance.

Company / Index	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Calpine Corporation	$100.00	$121.27	$148.45	$164.82	$177.36	$201.18
S&P 500 Index	100.00	115.06	117.49	136.28	180.41	205.10
S&P Utilities Index	100.00	105.46	126.48	128.10	145.02	187.05

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share amounts)
Statement of Operations data:
Operating revenues	$8,030	$6,301	$5,478	$6,800	$6,545
Income (loss) before discontinued operations attributable to Calpine	$946	$14	$199	$(190)	$(162)
Discontinued operations, net of tax expense, attributable to Calpine	—	—	—	—	193
Net income (loss) attributable to Calpine	$946	$14	$199	$(190)	$31
Basic earnings (loss) per common share:
Income (loss) before discontinued operations attributable to Calpine	$2.34	$0.03	$0.43	$(0.39)	$(0.33)
Discontinued operations, net of tax expense, attributable to Calpine	—	—	—	—	0.39
Net income (loss) per common share attributable to Calpine	$2.34	$0.03	$0.43	$(0.39)	$0.06
Diluted earnings (loss) per common share:
Income (loss) before discontinued operations attributable to Calpine	$2.31	$0.03	$0.42	$(0.39)	$(0.33)
Discontinued operations, net of tax expense, attributable to Calpine	—	—	—	—	0.39
Net income (loss) per common share attributable to Calpine	$2.31	$0.03	$0.42	$(0.39)	$0.06
Balance Sheet data:
Total assets	$18,378	$16,559	$16,549	$17,371	$17,256
Short-term debt and capital lease obligations	$199	$204	$115	$104	$152
Long-term debt and capital lease obligations	$11,083	$10,908	$10,635	$10,321	$10,104

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
INTRODUCTION AND OVERVIEW
Our Business
We are one of the largest wholesale power generators in the U.S. measured by power produced. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast region (included in our East segment) of the U.S. We sell wholesale power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities, power marketers and others. As a result of our investment in cleaner power generation, we have become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of flexible and reliable power plants.
In order to manage our various physical assets and contractual obligations, we execute commodity and commodity transportation agreements within the guidelines of our Risk Management Policy. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We purchase electric transmission rights to deliver power to our customers. We also enter into natural gas, power and other physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants. Seasonality and weather can have a significant impact on our results of operations and are also considered in our hedging and optimization activities.
Our goal is to be recognized as the premier power generation company in the U.S. as measured by our employees, shareholders, customers and policy-makers as well as the communities in which our facilities are located.
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas and East (including Canada).
Our portfolio, including partnership interests, consists of 88 power plants, including one under construction located throughout 18 states in the U.S. and in Canada, with an aggregate current generation capacity of 26,548 MW and 309 MW under construction. Our fleet, including projects under construction, consists of 71 natural gas-fired combustion turbine-based plants, one fuel oil-fired steam-based plant, 15 geothermal steam turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,524 MW in the West, 9,427 MW in Texas and 9,597 MW with an additional 309 MW under construction in the East.
In addition to the unique profile of our fleet, we believe our business is also advantaged by our capital allocation philosophy, which seeks to maximize levered cash returns to equity on a per share basis. We currently consider the repurchases of our own shares of common stock as an attractive investment opportunity, and we utilize the expected returns from this investment as the benchmark against which we evaluate all other capital allocation decisions. We believe this philosophy closely aligns our objectives with those of our shareholders.
Premier Operating Company
Our objective is to be the “best-in-class” in regards to certain operational performance metrics, such as safety, availability, reliability, efficiency and cost management.

•
During 2014, our employees achieved a lost time incident rate of 0.08 lost time injuries per 100 employees which places us in the first quartile performance for power generation companies with 1,000 or more employees.

•	Our entire fleet achieved a forced outage factor of 1.9% and a starting reliability of 98.6% during the year ended December 31, 2014.

•	During 2014, our outage services subsidiary completed 14 major inspections and nine hot gas path inspections.

•	For the past 14 consecutive years, our Geysers Assets have reliably generated approximately six million MWh of renewable power per year.
Managing and Growing our Portfolio
Our goal is to continue to grow our presence in core markets with an emphasis on acquisitions, expansions or modernizations of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we actively seek to divest non-core assets where we can find opportunities to do so accretively. In addition, we believe that modernizations and expansions to our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. During 2014, we strategically repositioned our portfolio by divesting positions in non-core markets and adding capacity in our core regions through the following transactions:

•
On February 26, 2014, we completed the purchase of a modern, natural gas-fired, combined-cycle power plant with a nameplate capacity of 1,050 MW located in Guadalupe County, Texas for approximately $625 million, excluding working capital adjustments, which increased capacity in our Texas segment. We also paid $15 million to acquire rights to an advanced development opportunity for an approximately 400 MW quick-start, natural gas-fired peaker plant. Development efforts are ongoing and we are continuing to advance entitlements (such as permits, zoning and transmission).

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

•
On November 7, 2014, we completed the purchase of Fore River Energy Center, a power plant with a nameplate capacity of 809 MW, for approximately $530 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant located in North Weymouth, Massachusetts, increased capacity in our East segment, specifically in the constrained New England market.

•
During the third quarter of 2014, we executed a PPA with Duke Energy Florida, Inc. related to our Osprey Energy Center with a term of 27 months which commenced in October 2014. Subsequently, we executed an asset sale agreement during the fourth quarter of 2014 for the sale of our Osprey Energy Center to Duke Energy Florida, Inc. upon the conclusion of the PPA for approximately $166 million, excluding working capital and other adjustments. The asset sale agreement is subject to federal and state regulatory approval and represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities.

In addition, our significant ongoing projects under construction, growth initiatives and modernizations are discussed below:

•
Garrison Energy Center — Garrison Energy Center is a 309 MW combined-cycle project located in Delaware on a site secured by a long-term lease with the City of Dover. Once complete, the power plant will feature one combustion turbine, one heat recovery steam generator and one steam turbine. Construction commenced in April 2013, and we expect COD during the second quarter of 2015. The project’s capacity has cleared each of PJM’s three most recent base residual auctions. We are in the early stages of development of a second phase (309 MW) of this project. PJM has completed the feasibility, system impact and facilities studies for this phase. The facilities study results are being internally evaluated.

•
York 2 Energy Center — York 2 Energy Center is a 760 MW dual fuel combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. The project’s capacity cleared PJM’s 2017/2018 base residual auction and we expect COD during the second quarter of 2017. We executed a preliminary notice to proceed for the engineering, procurement and construction agreement during the fourth quarter of 2014 and are currently pursuing key permits and approvals for the project. PJM is completing a feasibility study for increasing York 2 Energy Center’s capacity by 120 MW.

•
Mankato Power Plant Expansion — By order dated February 5, 2015, the Minnesota Public Utilities Commission concluded a competitive resource acquisition proceeding and selected a 345 MW expansion of our Mankato Power Plant, authorizing execution of a 20-year PPA between Calpine and Xcel Energy. Commercial operation of the expanded capacity may commence as early as June 2018, subject to applicable regulatory approvals and other contract conditions.

•
PJM Development Opportunities — We are currently evaluating opportunities to develop additional projects in the PJM market area that feature cost advantages such as existing infrastructure and favorable transmission queue positions. These projects are continuing to advance entitlements (such as permits, zoning and transmission) for their potential future development.

•
Turbine Modernization — We continue to move forward with our turbine modernization program. Through December 31, 2014, we have completed the upgrade of thirteen Siemens and eight GE turbines totaling approximately 210 MW and have committed to upgrade three additional turbines. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our East segment.

Customer-Oriented Origination Business
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant contracts entered into in 2014 is as follows:
West

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
Texas

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
East

•
We entered into a new five-year PPA with Dairyland Power Cooperative to provide capacity and energy from our RockGen Energy Center commencing in June 2018. The capacity under contract will initially be 135 MW, and then will increase to 235 MW for the final four years of the contract.

•
We entered into a new PPA with a term of 27 months with Duke Energy Florida, Inc. to provide 515 MW of power and capacity from our Osprey Energy Center, which commenced in October 2014. The capacity under contract increased to 580 MW beginning in January 2015.

Advocacy and Corporate Responsibility
We recognize that our business is heavily influenced by laws, regulations and rules at federal, state and local levels as well as by ISOs and RTOs that oversee the competitive markets in which we operate. We believe that being active participants in the legislative, regulatory and rulemaking processes may yield better outcomes for all stakeholders, including Calpine. Our two basic areas of focus are environmental stewardship in power generation and competitive wholesale power markets. Below are some recent examples of our advocacy efforts:
Ensuring Competitive Market Structure/Rules

•
Provided leadership in stakeholder processes at PJM on a new “Capacity Performance” product and at ISO-NE on its Pay-For-Performance initiatives, resulting in pending FERC approval of the PJM Capacity Performance product and implementation of the FERC approved ISO-NE Pay-For-Performance capacity structure.

•	Our employees participated as invited panelists at FERC technical conferences regarding price formation and “out-of-market payments” in organized markets.
Stopping Non-Competitive/Subsidized Generation

•
Successfully advocated for a competitive generation supply bidding process in Florida, resulting in a contract for the acquisition of our Osprey Energy Center rather than a utility self-build as the most cost effective alternative for Florida ratepayers.

•
Successfully advocated for a competitive generation supply bidding process in Minnesota, resulting  in an order requiring the local utility to enter into a long-term PPA for new additional capacity at our Mankato Power Plant rather than a utility self-build as the most cost effective alternative for Minnesota ratepayers.

•
Provided leadership in the successful legal challenges against New Jersey and Maryland for discriminatory behavior affecting FERC jurisdictional capacity auctions, resulting in decisions by the U.S. Circuit Court of Appeals for the Third and Fourth Circuits striking those state actions as violative of U.S. law.

•
Successfully advocated against proposed legislation in California requiring investor owned utilities to contract for 500 MW of new geothermal resources that would have discriminated against our existing geothermal fleet.

Environmental

•	Filed a brief with the D.C. Circuit supporting the EPA’s MATS rules which were upheld by the Court.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s CSAPR rules which were upheld by the Court citing our brief in its opinion.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s GHG air permit rules which were upheld in part by the Court citing our brief in its opinion.
Federal and state legislative and regulatory actions continue to change how our business is regulated. The EPA is moving forward on climate change regulation, and has already promulgated regulations related to other air pollutant emissions, and some states and regions in the U.S. have implemented or are considering implementing regulations to reduce GHG emissions. We are actively participating in these debates at the federal, regional and state levels as noted by the actions above. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters” in Item 1. of this Report. Although we cannot predict the ultimate effect future climate change regulations or legislation could have on our business, we believe that we will be less adversely impacted by potential Cap-and-Trade limits, carbon taxes or required environmental upgrades as a result of existing and potential legislation or regulation addressing GHG or other emissions, water use or waste disposal, compared to our competitors who use other fossil fuels or older, less efficient technologies.
Since our inception in 1984, we have been a leader in environmental stewardship and have invested in clean power generation to become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of power plants. The combination of our Geysers Assets and our high efficiency portfolio of natural gas-fired power plants results in substantially lower emissions of these gases compared to our competitors’ power plants using other fossil fuels, such as coal. Consequently, our power generation portfolio's GHG footprint per MWh is lower than most major wholesale power producers in the U.S. In addition, we strive to preserve our nation’s valuable water and land resources. To condense steam, we primarily use cooling towers with a closed water cooling system or air cooled condensers. Since our power plants are modern and efficient and utilize clean burning natural gas, we do not require large areas of land for our power plants nor do we require large specialized landfills for the disposal of coal ash or nuclear plant waste.
Although different regions of the country have very different models and rules for competition, the markets in which we operate have some form of wholesale market competition. California (included in our West segment), Texas (included in our Texas segment) and the Northeast region (included in our East segment), which are the markets in which we have our largest presence, have emerged as among the most competitive wholesale power markets in the U.S. We also operate, to a lesser extent, in the competitive wholesale power markets in the Southeast and the Midwest. We believe that properly designed competitive wholesale markets offer the best signals for investment decisions, broader choices for customers and the least cost solutions for reliable electric system operations.
Enhancing Shareholder Value
We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation including the return of capital to shareholders and to manage the balance sheet for future growth and success. Given our strong cash flow from operations, we are committed to remaining financially disciplined in our capital allocation decisions. The year ended December 31, 2014 was marked by the following accomplishments:

•	We delivered annual TSR of 13.4%, in line with the S&P 500 Index.

•
We continued to return capital to our shareholders in the form of share repurchases, having cumulatively repurchased approximately $2.4 billion or 25% of our previously outstanding shares as of the filing of this Report.

•	Specifically during 2014, we repurchased a total of 49.7 million shares of our outstanding common stock for approximately $1.1 billion at an average price of $22.14 per share.

•	In 2015, through the filing of this Report, we have repurchased a total of 5.8 million shares of our outstanding common stock for approximately $125 million at an average price of $21.68 per share.
We further optimized our capital structure by refinancing or redeeming several of our debt instruments during the year ended December 31, 2014, including the following transactions:

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

•	On July 30, 2014, we amended our Corporate Revolving Facility to increase the capacity by an additional $500 million to $1.5 billion.

•	In December 2014, we used cash on hand to redeem 10% of the original aggregate principal amount of our 2023 First Lien Notes, plus accrued and unpaid interest.
Our Market and Our Key Financial Performance Drivers
The market Spark Spread, sales of RECs, revenues from our PPAs and steam sales and the results from our marketing, hedging and optimization activities are the primary drivers of our Commodity Margin and contribute significantly to our financial results. The market Spark Spread is primarily impacted by fuel prices, weather and reserve margins, which impact market supply and demand fundamentals. Those factors plus the relationship between our operating Heat Rate compared to the Market Heat Rate, our power plant operating performance and availability are key to our financial performance.
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
In 2012 and to a much lesser degree in 2013, given very low natural gas prices, natural gas-fired, combined-cycle units in many markets were frequently cheaper to dispatch than coal-fired power plants. When coal-fired electricity production costs exceed natural gas-fired production costs, coal-fired units tend to set power prices. In these hours, lower natural gas prices tend to increase our Commodity Margin, since our production costs fall while power prices remain constant (depending on our hedge levels and holding other factors constant). Recent forward market natural gas prices suggest that coal-to-gas-switching could increase again during 2015 (although future market conditions are uncertain and settled prices remain to be seen).
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
Below are our results of operations for the year ended December 31, 2014, as compared to the same period in 2013 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2014	2013	Change	% Change
Operating revenues:
Commodity revenue	$7,595	$6,374	$1,221	19
Mark-to-market gain (loss)	419	(86)	505	#
Other revenue	16	13	3	23
Operating revenues	8,030	6,301	1,729	27
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	4,815	3,808	(1,007)	(26)
Mark-to-market (gain) loss	77	(72)	(149)	#
Fuel and purchased energy expense	4,892	3,736	(1,156)	(31)
Plant operating expense	969	895	(74)	(8)
Depreciation and amortization expense	603	593	(10)	(2)
Sales, general and other administrative expense	144	136	(8)	(6)
Other operating expenses	88	81	(7)	(9)
Total operating expenses	6,696	5,441	(1,255)	(23)
Impairment losses	123	16	(107)	#
(Gain) on sale of assets, net	(753)	—	753	#
(Income) from unconsolidated investments in power plants	(25)	(30)	(5)	(17)
Income from operations	1,989	874	1,115	#
Interest expense	645	696	51	7
Interest (income)	(6)	(6)	—	—
Debt extinguishment costs	346	144	(202)	#
Other (income) expense, net	21	20	(1)	(5)
Income before income taxes	983	20	963	#
Income tax expense	22	2	(20)	#
Net income	961	18	943	#
Net income attributable to the noncontrolling interest	(15)	(4)	(11)	#
Net income attributable to Calpine	$946	$14	$932	#

	2014	2013	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	100,617	101,610	(993)	(1)
Average availability	90.7%	91.7%	(1.0)%	(1)
Average total MW in operation(1)	26,652	26,854	(202)	(1)
Average capacity factor, excluding peakers	48.4%	48.7%	(0.3)%	(1)
Steam Adjusted Heat Rate	7,384	7,386	2	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $214 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to:

•
generation additions from our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013, the acquisition of Guadalupe Energy Center in February 2014 and the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014;

•
running some of our dual-fueled power plants in the East on fuel oil during the first quarter of 2014 rather than natural gas when the relative cost of consuming fuel oil was lower than natural gas; and

•	stronger market conditions resulting in higher on-peak Spark Spreads in the West during 2014 compared to 2013; partially offset by

•	the sale of six power plants with a total capacity of 3,498 MW in our East segment on July 3, 2014;

•
the expiration of a tolling contract associated with our Delta Energy Center in December 2013 and a PPA associated with our Osprey Energy Center in May 2014 partially offset by a new PPA associated with our Osprey Energy Center effective in October 2014; and

•	lower regulatory capacity revenue in PJM during the second half of 2014.

Mark-to-market gain/loss from hedging our future generation and fuel needs had a favorable variance of $356 million primarily driven by a decrease in forward power prices resulting from lower natural gas prices, which favorably impacted our power hedges during the year ended December 31, 2014 as compared to 2013.

Our plant operating expense increased by $62 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, after excluding an increase of $12 million attributable to power plant portfolio changes detailed above. Outside of portfolio changes, major maintenance and cost from scrap parts related to outages, our plant operating expense increased $52 million during the year ended December 31, 2014 compared to 2013 of which $14 million related to an increase in normal, recurring plant operating expense. The remaining increase primarily resulted from a $13 million increase in equipment failure costs related to outages, an $11 million reversal of Section 185 fees for which we determined we have no current or retroactive fee obligations during 2013 and a $14 million increase resulting from the 2014 reclassification of shared expenses associated with our Freeport Energy Center and an increase in the accrual for performance-based compensation. We also experienced a $10 million increase in major maintenance expense resulting from our plant outage schedule, net of costs from scrap parts, related to outages during the year ended December 31, 2014 compared to 2013.

In line with our strategy to sell or contract power plants located in wholesale power markets dominated by regulated utilities and focus on competitive wholesale markets, we completed the sale of six of our power plants in our East segment on July 3, 2014, resulting in a gain on sale of assets, net of $753 million during the year ended December 31, 2014. In addition, we executed a term sheet with a third party related to our Osprey Energy Center in August 2014 for a new PPA with a term of 27 months, after which the third party would purchase our Osprey Energy Center. Although the asset sale agreement was executed in the fourth quarter of 2014 and remains subject to federal and state regulatory approval, the offer implied by the term sheet resulted in an impairment loss of approximately $123 million which was recorded during the third quarter of 2014. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further information regarding the impairment and the sale of six power plants, respectively.

Interest expense decreased by $51 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, to 5.9% for the year ended December 31, 2014, from 6.7% for the year ended December 31, 2013. The issuance of our Senior Unsecured Notes in 2014 and CCFC Term Loans, 2022 First Lien Notes, 2024 First Lien Notes and 2020 First Lien Term Loan in 2013 allowed us to reduce our overall cost of debt by replacing our CCFC Notes and a portion of our First Lien Notes with debt carrying lower interest rates. The decrease in interest expense was partially offset by a decrease in capitalized interest of $19 million during the year ended December 31, 2014 compared to 2013 due primarily to our Russell City and Los Esteros power plants commencing commercial operations during the third quarter of 2013.

Debt extinguishment costs for the year ended December 31, 2014, consisted primarily of $340 million related to the repayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes, which is comprised of $306 million of prepayment penalties and $34 million associated with the write-off of unamortized debt discount and deferred financing costs. Debt extinguishment costs for the year ended December 31, 2013, consisted primarily of $139 million relating to the repayment of the CCFC Notes and the 2017 First Lien Notes and redeeming a portion of our First Lien Notes during 2013, which is comprised of $96 million of prepayment penalties and $43 million associated with the write-off of unamortized debt discount and deferred financing costs.

During the year ended December 31, 2014, we recorded income tax expense of $22 million compared to income tax expense of $2 million for the year ended December 31, 2013. The unfavorable year-over-year change primarily resulted from an increase in state income tax expense of $19 million which is related to an increase in income including the sale and disposition of assets, changes in state apportionment, and state law changes for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Net income attributable to the noncontrolling interest increased $11 million during the year ended December 31, 2014, compared to the year ended December 31, 2013 as our Russell City Energy Center commenced operations in August 2013.

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

	2013	2012	Change	% Change
Operating revenues:
Commodity revenue	$6,374	$5,417	$957	18
Mark-to-market gain (loss)	(86)	48	(134)	#
Other revenue	13	13	—	—
Operating revenues	6,301	5,478	823	15
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,808	2,894	(914)	(32)
Mark-to-market (gain) loss	(72)	130	202	#
Fuel and purchased energy expense	3,736	3,024	(712)	(24)
Plant operating expense	895	922	27	3
Depreciation and amortization expense	593	562	(31)	(6)
Sales, general and other administrative expense	136	140	4	3
Other operating expenses	81	78	(3)	(4)
Total operating expenses	5,441	4,726	(715)	(15)
Impairment losses	16	—	(16)	#
(Gain) on sale of assets, net	—	(222)	(222)	#
(Income) from unconsolidated investments in power plants	(30)	(28)	2	7
Income from operations	874	1,002	(128)	(13)
Interest expense	696	736	40	5
Loss on interest rate derivatives	—	14	14	#
Interest (income)	(6)	(11)	(5)	(45)
Debt extinguishment costs	144	30	(114)	#
Other (income) expense, net	20	15	(5)	(33)
Income before income taxes	20	218	(198)	(91)
Income tax expense	2	19	17	89
Net income	18	199	(181)	(91)
Net income attributable to the noncontrolling interest	(4)	—	(4)	#
Net income attributable to Calpine	$14	$199	$(185)	(93)

	2013	2012	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	101,610	112,216	(10,606)	(9)
Average availability	91.7%	91.3%	0.4%	—
Average total MW in operation(1)	26,854	27,318	(464)	(2)
Average capacity factor, excluding peakers	48.7%	53.7%	(5.0)%	(9)
Steam Adjusted Heat Rate	7,386	7,361	(25)	—
__________

#	Variance of 100% or greater

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

•	higher regulatory capacity revenue in the East; and

•	higher revenue from contracts in our West and East segments which became effective in January 2013; partially offset by

•
weaker market conditions in 2013 compared to 2012 in our Texas and East segments partially offset by higher contribution from hedges related to these segments and stronger market conditions in our West segment partially offset by lower contribution from hedges in the West.

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

Depreciation and amortization expense increased by $31 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily resulting from a $18 million increase due to our acquisition of the Bosque Energy Center in November 2012 and a $12 million increase related to our Russell City and Los Esteros power plants commencing commercial operations in August 2013.
Gain on sale of assets, net consists of a $215 million gain related to the sale of 100% of our ownership interests in Broad River, and a $7 million gain related to the sale of our Riverside Energy Center, both of which closed in December 2012. See Note 3 of the Notes to Consolidated Financial Statements for further information.

Interest expense decreased by $40 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, to 6.7% for the year ended December 31, 2013, from 7.3% for the year ended December 31, 2012. The issuance of our CCFC Term Loans in June 2013 and 2019 First Lien Term Loan in October 2012 allowed us to reduce our overall cost of debt by replacing our CCFC Notes and a portion of our First Lien Notes and variable rate project debt with term loans carrying lower variable interest rates. Also, in February 2013, we repriced our First Lien Term Loans by lowering our interest rate, which decreased our interest expense during the year ended December 31, 2013. See Note 6 of the Notes to the Consolidated Financial Statements for further information regarding our debt.

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

During the year ended December 31, 2013, we recorded income tax expense of $2 million compared to income tax expense of $19 million for the year ended December 31, 2012. The favorable year-over-year change primarily resulted from a decrease in income tax expense of $21 million related to the expiration of applicable statutes of limitation related to uncertain tax positions and a decrease of $8 million related to the application of intraperiod tax allocation for the year ended December 31, 2013, compared to the year ended December 31, 2012. The overall favorable year-over-year change in income tax expense was partially offset by a refund of approximately $10 million received in October 2012 related to the IRS approval of our 2004 amended federal income tax return.

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
We use Commodity Margin, a non-GAAP financial measure, to assess our performance by our reportable segments. Commodity Margin includes our power and steam revenues, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, environmental compliance expense, and realized settlements from our marketing, hedging, optimization and trading activities including natural gas transactions hedging future power sales, but excludes mark-to-market activity and other revenues. We believe that Commodity Margin is a useful tool for assessing the performance of our core operations and is a key operational measure reviewed by our chief operating decision maker. Commodity Margin is not a measure calculated in accordance with U.S. GAAP and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with U.S. GAAP. Commodity Margin does not intend to represent income from operations, the most comparable U.S. GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of Commodity Margin to income from operations by segment.
Commodity Margin by Segment for the Years Ended December 31, 2014 and 2013
The following tables show our Commodity Margin and related operating performance metrics by segment for the years ended December 31, 2014 and 2013 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2014	2013	Change	% Change
Commodity Margin (in millions)	$1,050	$1,020	$30	3
Commodity Margin per MWh generated	$30.71	$28.25	$2.46	9

MWh generated (in thousands)	34,195	36,110	(1,915)	(5)
Average availability	92.9%	92.2%	0.7%	1
Average total MW in operation	7,524	7,058	466	7
Average capacity factor, excluding peakers	55.4%	62.6%	(7.2)%	(12)
Steam Adjusted Heat Rate	7,314	7,308	(6)	—
West — Commodity Margin in our West segment increased by $30 million, or 3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to our contracted 464 MW Russell City and 309 MW Los Esteros power plants, which commenced commercial operations in August 2013 and were also the drivers of a 466 MW, or 7%, increase in our average total MW in operation. The positive impact of these power plants was partially offset by the expiration of a tolling contract associated with our Delta Energy Center in December 2013. Commodity Margin was also positively impacted by higher on-peak Spark Spreads resulting from stronger market conditions due to warmer weather and lower hydroelectric generation during the year ended December 31, 2014 compared to 2013. The impact on Commodity Margin of these positive factors was partially offset by lower contribution from hedges during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Texas:	2014	2013	Change	% Change
Commodity Margin (in millions)	$760	$632	$128	20
Commodity Margin per MWh generated	$19.65	$18.95	$0.70	4

MWh generated (in thousands)	38,678	33,343	5,335	16
Average availability	90.5%	89.8%	0.7%	1
Average total MW in operation	8,856	7,784	1,072	14
Average capacity factor, excluding peakers	49.9%	48.9%	1.0%	2
Steam Adjusted Heat Rate	7,203	7,198	(5)	—
Texas — Commodity Margin in our Texas segment increased by $128 million, or 20%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to the acquisition of our 1,000 MW Guadalupe Energy Center on February 26, 2014 and the expansions of our Deer Park and Channel Energy Centers which were completed in June 2014, all of which were also the primary drivers of the 1,072 MW, or 14%, increase in our average total MW in operation and 16% increase in generation. Commodity Margin also increased due to stronger market conditions resulting from higher on-peak Spark Spreads during the first quarter of 2014 compared to the same period in 2013 and higher contribution from hedges during the year ended December 31, 2014 compared to 2013.

East:	2014	2013	Change	% Change
Commodity Margin (in millions)	$949	$916	$33	4
Commodity Margin per MWh generated	$34.21	$28.49	$5.72	20

MWh generated (in thousands)	27,744	32,157	(4,413)	(14)
Average availability	89.2%	93.0%	(3.8)%	(4)
Average total MW in operation	10,272	12,012	(1,740)	(14)
Average capacity factor, excluding peakers	40.0%	38.7%	1.3%	3
Steam Adjusted Heat Rate	7,721	7,663	(58)	(1)
East — Commodity Margin in our East segment increased by $104 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, after excluding a decrease of $71 million resulting from the sale of six power plants with a total capacity of 3,498 MW on July 3, 2014 which was also the primary driver of the 1,740 MW, or 14%, decrease in average total MW in operation. The increase in Commodity Margin was primarily due to colder than normal weather during the first quarter of 2014 resulting in higher margins. Given the flexible, dual-fuel capability of some of our power plants in the East, we were able to realize higher Commodity Margin by running some of our power plants on fuel oil during the first quarter of 2014 rather than natural gas when the relative cost of consuming fuel oil was lower than natural gas. Also contributing to the period-over-period increase was higher market Spark Spreads realized by our Mid-Atlantic power plants. During the second half of 2014, our Mid-Atlantic combined-cycle power plants benefited from low natural gas prices due to the locational advantage that allows these power plants access to discounted Marcellus natural gas. The increase in Commodity Margin was partially offset by lower contribution from hedges, lower regulatory capacity revenues in PJM during the second half of 2014 compared to the same period in 2013 and the expiration of a PPA associated with our Osprey Energy Center in May 2014 partially offset by a new PPA associated with our Osprey Energy Center effective in October 2014. Generation decreased 14% due to the sale of six power plants, the expiration of a PPA and outages at several of our power plants during the year ended December 31, 2014 compared to 2013 partially offset by the acquisition of our 731 MW Fore River Energy Center.
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

East:	2013	2012	Change	% Change
Commodity Margin (in millions)	$916	$974	$(58)	(6)
Commodity Margin per MWh generated	$28.49	$22.71	$5.78	25

MWh generated (in thousands)	32,157	42,880	(10,723)	(25)
Average availability	93.0%	91.2%	1.8%	2
Average total MW in operation	12,012	13,449	(1,437)	(11)
Average capacity factor, excluding peakers	38.7%	46.6%	(7.9)%	(17)
Steam Adjusted Heat Rate	7,663	7,611	(52)	(1)
East — Commodity Margin in our East segment increased by $67 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, after excluding a decrease of $125 million resulting from the sale of Riverside Energy Center and Broad River in December 2012 which was also the primary driver of a 1,437 MW, or 11%, decrease in our average total MW in operation. The increase in Commodity Margin was primarily due to higher regulatory capacity revenues, higher revenue from a new contract which became effective in January 2013 and higher contribution from hedges during 2013 compared to 2012. The impact of these positive factors was partially offset by weaker market conditions resulting from milder weather and higher natural gas prices which drove a reversal of coal-to-gas switching during the year ended December 31, 2013 compared to 2012. Generation decreased 25% due to weaker market conditions during 2013 and the sale of Riverside Energy Center and Broad River.

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
During the third quarter of 2014, we altered the composition of our geographic segments to combine our former North and Southeast segments into one segment which was renamed the East segment. This change reflects the manner in which our geographic information is presented internally to our chief operating decision maker following the sale of six power plants in July 2014 from what was formerly our Southeast segment. Thus, beginning in the third quarter of 2014, our reportable segments are West (including geothermal), Texas and East (including Canada). The tables below have been revised to present our segments on this revised basis for all periods.
The tables below provide a reconciliation of Adjusted EBITDA to our income from operations on a segment basis and to net income attributable to Calpine on a consolidated basis for years ended December 31, 2014, 2013 and 2012 (in millions).

	2014
	West	Texas	East(1)	Consolidation and Elimination	Total
Net income attributable to Calpine					$946
Net income attributable to the noncontrolling interest					15
Income tax expense					22
Debt extinguishment costs and other (income) expense, net					367
Interest expense, net of interest income					639
Income from operations	$549	$329	$1,111	$—	$1,989
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(2)	240	191	167	—	598
Major maintenance expense	64	91	79	—	234
Operating lease expense	8	—	26	—	34
Mark-to-market gain on commodity derivative activity	(172)	(114)	(56)	—	(342)
Impairment losses	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(3)	(24)	—	29	—	5
Stock-based compensation expense	12	14	10	—	36
Loss on dispositions of assets	1	—	—	—	1
Acquired contract amortization	—	—	14	—	14
Other	—	3	7	—	10
Total Adjusted EBITDA	$678	$514	$757	$—	$1,949

	2013
	West	Texas	East(1)	Consolidation and Elimination	Total
Net income attributable to Calpine					$14
Net income attributable to the noncontrolling interest					4
Income tax expense					2
Debt extinguishment costs and other (income) expense, net					164
Interest expense, net of interest income					690
Income from operations	$280	$190	$403	$1	$874
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(2)	225	165	204	(1)	593
Major maintenance expense	70	96	58	—	224
Operating lease expense	9	—	26	—	35
Mark-to-market (gain) loss on commodity derivative activity	62	(24)	(24)	—	14
Impairment losses	16	—	—	—	16
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(3)	(13)	—	27	—	14
Stock-based compensation expense	12	13	11	—	36
Loss on dispositions of assets	2	1	1	—	4
Acquired contract amortization	—	—	14	—	14
Other	13	—	(7)	—	6
Total Adjusted EBITDA	$676	$441	$713	$—	$1,830

	2012
	West	Texas	East(1)	Consolidation and Elimination	Total
Net income attributable to Calpine					$199
Income tax expense					19
Debt extinguishment costs and other (income) expense, net					45
Loss on interest rate derivatives					14
Interest expense, net of interest income					725
Income from operations	$252	$216	$530	$4	$1,002
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(2)	203	142	222	(3)	564
Major maintenance expense	67	64	69	—	200
Operating lease expense	9	—	25	—	34
Mark-to-market (gain) loss on commodity derivative activity	104	(66)	44	—	82
(Gain) on sale of assets, net	—	—	(222)		(222)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(3)	—	—	31	—	31
Stock-based compensation expense	8	8	9	—	25
Loss on dispositions of assets	3	6	4	(1)	12
Acquired contract amortization	—	—	14	—	14
Other	1	1	5	—	7
Total Adjusted EBITDA	$647	$371	$731	$—	$1,749
 _____________

(1)
Our East segment includes Adjusted EBITDA of $43 million, $88 million and $56 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the six power plants in our East segment that were sold in July 2014.

(2)	Depreciation and amortization expense in the income from operations calculation on our Consolidated Statements of Operations excludes amortization of other assets.

(3)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include (gain) loss on mark-to-market activity of nil for each of the years ended December 31, 2014, 2013 and 2012, respectively.

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
Liquidity
The following table provides a summary of our liquidity position at December 31, 2014 and 2013 (in millions):

	2014	2013
Cash and cash equivalents, corporate(1)(2)	$460	$649
Cash and cash equivalents, non-corporate	257	292
Total cash and cash equivalents	717	941
Restricted cash	244	272
Corporate Revolving Facility availability(3)	1,277	758
CDHI letter of credit facility availability	86	7
Total current liquidity availability	$2,324	$1,978
____________

(1)	Includes $47 million and $5 million of margin deposits posted with us by our counterparties at December 31, 2014 and 2013, respectively.

(2)
On February 3, 2015, we issued our $650 million 2024 Senior Unsecured Notes and used the proceeds to replenish cash on hand used for the acquisition of Fore River Energy Center in the fourth quarter of 2014 and to repurchase approximately $150 million of our 2023 First Lien Notes.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of January 15, 2015, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $309 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $303 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at January 15, 2015, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $22 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $22 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at December 31, 2014 and 2013 (in millions):

	2014	2013
Corporate Revolving Facility	$223	$242
CDHI	214	218
Various project financing facilities	207	170
Total	$644	$630
Major Maintenance and Capital Spending
Our major maintenance and capital spending remains an important part of our business. Our expected expenditures for 2015 are as follows (in millions):

2015
Major maintenance expense	$235
Capital expenditures, operations, net	160
Growth related capital expenditures	355
Total major maintenance expense and capital spending	$750

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2014, our consolidated federal NOLs totaled approximately $6.9 billion. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of our NOLs.
Cash Flow Activities
The following table summarizes our cash flow activities for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Beginning cash and cash equivalents	$941	$1,284	$1,252
Net cash provided by (used in):
Operating activities	854	549	653
Investing activities	(84)	(593)	(470)
Financing activities	(994)	(299)	(151)
Net increase (decrease) in cash and cash equivalents	(224)	(343)	32
Ending cash and cash equivalents	$717	$941	$1,284
2014 — 2013
Net Cash Provided By Operating Activities
Cash provided by operating activities for the year ended December 31, 2014, was $854 million compared to $549 million for the year ended December 31, 2013. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $130 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants, impairment losses, gain on sale of assets, net and mark-to-market activity. The increase in income from operations was primarily driven by a $214 million increase in Commodity revenue, net of Commodity expense partially offset by a $74 million increase in plant operating expense for the year ended December 31, 2014, compared to the year ended December 31, 2013. See “Results of Operations for the Year Ended December 31, 2014 and 2013” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by approximately $328 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, after adjusting for change in debt, restricted cash and mark-to-market related balances which did not impact cash provided by operating activities. The decrease was primarily due to a reduction in net margin requirements and accounts receivable/accounts payable balances for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•
Interest paid — Cash paid for interest decreased by $62 million to $610 million for the year ended December 31, 2014, from $672 million for the year ended December 31, 2013. The decrease was primarily due to the lower effective interest rates year over year due to our refinancing activity and the timing of interest payments.

•
Debt extinguishment payments — For the year ended December 31, 2014, we made cash payments of $310 million related to the repayment of our 2019 First Lien Notes, 2020 First Lien Notes, and 2021 First Lien Notes, as compared to $101 million for the year ended December 31, 2013, which were associated with the redemption of the CCFC Notes and a portion of our First Lien Notes.

Net Cash Used In Investing Activities
Cash used in investing activities for the year ended December 31, 2014 was $84 million compared to $593 million for the year ended December 31, 2013. The decrease was primarily due to:

•
Higher proceeds from the sale of power plants, interests and other — During the year ended December 31, 2014, we received proceeds of approximately $1.57 billion related to the completion of the sale of six power plants in our East segment, compared to $1 million during the year ended December 31, 2013 that was related to the sale of equipment.

•
Capital expenditures — Capital expenditures for the year ended December 31, 2014 were $492 million, a decrease of $83 million, compared to expenditures of $575 million for the year ended December 31, 2013. The decrease was primarily due to lower expenditures on construction projects in 2014 as compared to 2013.

•
Purchase of Fore River and Guadalupe Energy Centers — In 2014, we purchased two natural gas-fired, combined-cycle power plants located in North Weymouth, Massachusetts and Guadalupe County, Texas for $541 million and $656 million, respectively. There were no acquisitions during the year ended December 31, 2013.

•
Restricted cash — Restricted cash decreased $28 million for the year ended December 31, 2014, compared to an increase of $18 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in insurance reserve resulting from property damage claim settlements, and a decrease in debt service primarily related to the timing of funding and debt payments.

Net Cash Used In Financing Activities
Cash used in financing activities increased by $695 million to $994 million for the year ended December 31, 2014, compared to cash used in financing activities of $299 million for the year ended December 31, 2013. The increase was primarily due to:

•
CCFC Term Loans and CCFC Notes — During the year ended December 31, 2014, we received proceeds of approximately $420 million under the CCFC Term Loans, which were used to fund a portion of the purchase price paid in connection with the acquisition of the Guadalupe Energy Center compared to proceeds of approximately $1,197 million under the CCFC Term Loans which were used to repay the $1.0 billion of outstanding CCFC Notes for the year ended December 31, 2013, resulting in a net increase of approximately $223 million. In addition, during the year ended December 31, 2014, we made principal payments of approximately $16 million, compared to principal payments of $6 million during the year ended December 31, 2013.

•
First Lien Term Loans — During the year ended December 31, 2013, we received proceeds of approximately $390 million from the issuance of the 2020 First Lien Term Loan which was used together with the proceeds from the 2022 First Lien Notes to repay the 2017 First Lien Notes. There was no similar activity during the year ended December 31, 2014. In addition, during the year ended December 31, 2014, we made principal payments of $29 million, compared to principal payments of $25 million during the year ended December 31, 2013.

•
First Lien Notes and Senior Unsecured Notes — During the year ended December 31, 2014, we received proceeds of $2.8 billion from the issuance of Senior Unsecured Notes, which were used to repay our 2019 First Lien Notes, 2020 First Lien Notes, and 2021 First Lien Notes resulting in a net use of $120 million in cash. During the year ended December 31, 2013, we received proceeds of approximately $1.2 billion under the 2022 First Lien Notes and 2024 First Lien Notes, which were used to redeem the 2017 First Lien Notes along with 10% redemption of the remaining First Lien Notes for a net use of $316 million in cash.

•
Proceeds from project debt — During the year ended December 31, 2014, we received proceeds of approximately $79 million from project debt, compared to $182 million during the year ended December 31, 2013. The decrease was related to lower draws on our Russell City and Los Esteros project debt as the power plants commenced operations during the third quarter of 2013.

•
Repayments of project debt, notes payable and other — During the year ended December 31, 2014, we made repayments of $178 million compared to $66 million for the year ended December 31, 2013. The increase in repayments was related to the conversion of Russell City and Los Esteros project debt to term loans in December 2013 and September 2014, respectively.

•
Distribution to noncontrolling interest holder — During the year ended December 31, 2014, we made a distribution to a noncontrolling interest holder in Russell City Energy Company, LLC of approximately $15 million, with no similar activity during the year ended December 31, 2013.

•
Stock repurchases — During the year ended December 31, 2014, we made payments of approximately $1.1 billion to repurchase our common stock compared to $623 million during the year ended December 31, 2013. The increase is primarily due to the repurchase of $311 million of common stock from a shareholder in a private transaction.

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

•
Debt extinguishment payments — For the year ended December 31, 2013, we made cash payments of $101 million associated with the redemption of the CCFC Notes and a portion of our First Lien Notes compared to cash payments of $29 million in prepayment premiums for the year ended December 31, 2012 associated with the repayment of a portion of our First Lien Notes and variable rate project debt.

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

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $73 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants, impairment losses and mark-to-market activity.

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

Net Cash Used In Investing Activities
Cash used in investing activities for the year ended December 31, 2013 was $593 million compared to $470 million for the year ended December 31, 2012. The increase was primarily due to:

•
Proceeds from the sale of power plants, interests and other — For the year ended December 31, 2013, we had $1 million in proceeds received as compared to $825 million for the year ended December 31, 2012, which was due to the sale of Broad River and Riverside Energy Center.

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

•
Repayments of project debt, notes payable and other — During the year ended December 31, 2013, we made repayments of $66 million primarily due to the repayment of the Pasadena and Steamboat project debt. During the year ended December 31, 2012, we made repayments of $289 million primarily due to the retirement of the Calpine BRSP project debt.

Counterparties and Customers
Our counterparties primarily consist of three categories of entities who participate in the wholesale energy markets: financial institutions and trading companies; regulated utilities, municipalities, cooperatives, ISOs and other retail power suppliers; and oil, natural gas, chemical and other energy-related industrial companies. We have exposure to trends within the energy industry, including declines in the creditworthiness of our counterparties. We have concentrations of credit risk with a few of our customers relating to our sales of power, steam and hedging and optimization activities. Currently, certain of our counterparties within the energy industry have below investment grade credit ratings. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties are performing according to their respective agreements.
Credit Considerations
Our credit rating has, among other things, generally required us to post significant collateral with our hedging counterparties. Our collateral is generally in the form of cash deposits, letters of credit or first liens on our assets. See also Note 9 of the Notes to Consolidated Financial Statements for our use of collateral. Our credit rating reduces the number of hedging counterparties willing to extend credit to us and reduces our ability to negotiate more favorable terms with them. However, we believe that we will continue to be able to work with our hedging counterparties to execute beneficial hedging transactions and provide adequate collateral. At December 31, 2014, our First Lien Notes, First Lien Term Loans, Corporate Revolving Facility, Senior Unsecured Notes and our corporate rating had the following ratings and commentary from Standard and Poor’s and Moody’s Investors Service:

	Standard and Poor’s	Moody’s Investors Service
First Lien Notes, First Lien Term Loans and Corporate Revolving Facility rating	BB	Ba3
Senior Unsecured Notes	B	B3
Corporate rating	B+	B1
Commentary	Stable	Positive

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
Some of our unconsolidated equity method investments have debt that is not reflected on our Consolidated Balance Sheets. As of December 31, 2014, our equity method investees (Greenfield LP and Whitby) had aggregate debt outstanding of $342 million. Based on our pro rata share of each of the investments, our share of such debt would be approximately $171 million. All such debt is non-recourse to us. See Note 5 of the Notes to Consolidated Financial Statements for additional information on our investments.
Guarantee Commitments — As part of our normal business operations, we enter into various agreements providing, or otherwise arranging, financial or performance assurance to third parties on behalf of our subsidiaries in the ordinary course of such subsidiaries’ respective business. Such arrangements include guarantees, standby letters of credit and surety bonds for power and natural gas purchase and sale arrangements and contracts associated with the development, construction, operation and maintenance of our fleet of power plants. These arrangements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. Our primary commercial obligations as of December 31, 2014, are as follows (in millions):

	Amounts of Commitment Expiration per Period
Guarantee Commitments	2015	2016	2017	2018	2019	Thereafter	Total Amounts Committed
Guarantee of subsidiary debt(1)	$37	$36	$26	$31	$30	$148	$308
Standby letters of credit(2)(3)(5)	572	14	20	—	—	38	644
Surety bonds(4)(5)(6)	—	—	—	—	—	4	4
Guarantee of subsidiary operating lease payments(5)	4	—	—	—	—	—	4
Total	$613	$50	$46	$31	$30	$190	$960
 ___________

(1)	Represents Calpine Corporation guarantees of certain power plant capital leases and related interest. All guaranteed capital leases are recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above represent those disclosed in Note 6 of the Notes to Consolidated Financial Statements.

(3)
Letters of credit are renewed annually and as such all amounts are reflected in the year of letter of credit expiration. The related commercial obligations extend for multiple years, therefore, renewal of the letter of credit will likely follow the term of the associated commercial obligation.

(4)	The majority of surety bonds do not have expiration or cancellation dates.

(5)	These are contingent off balance sheet obligations.

(6)	As of December 31, 2014, $2 million of cash collateral is outstanding related to these bonds.

Contractual Obligations — Our contractual obligations as of December 31, 2014, are as follows (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$455	$53	$94	$99	$209
Purchase obligations:
Turbine commitments	$61	$53	$8	$—	$—
Commodity purchase obligations(2)	1,763	390	490	261	622
LTSA	189	18	39	40	92
Cost to complete construction projects	125	109	16	—	—
Parts supply agreements(3)	716	125	172	154	265
Other purchase obligations(4)	596	50	96	75	375
Total purchase obligations(5)	$3,450	$745	$821	$530	$1,354
Debt	$11,306	$199	$767	$2,947	$7,393
Other contractual obligations:
Interest payments on debt(6)	$4,143	$575	$1,167	$996	$1,405
Liability for uncertain tax positions	25	—	—	—	25
Interest rate swap agreement(6)	116	44	49	18	5
Total other contractual obligations	$4,284	$619	$1,216	$1,014	$1,435
 ___________

(1)	Included in the total are future minimum payments for power plant, office, land and other operating leases. See Note 15 of the Notes to Consolidated Financial Statements for more information.

(2)
The amounts presented here include contracts for the purchase, transportation, or storage of commodities accounted for as executory contracts and therefore not recognized as liabilities on our Consolidated Balance Sheet.

(3)	Our parts supply agreements are generally cancelable upon payment of an insubstantial termination fee.

(4)	The amounts presented here include water agreements, maintenance agreements and other purchase obligations.

(5)	The amounts included above for purchase obligations represent the minimum requirements under contract.

(6)	Amounts are projected based upon interest rates at December 31, 2014.
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
We conduct our hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk estimates and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions that lock in a margin. We also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Changes in fair value of commodity positions that do not qualify for or we do not elect either hedge accounting or the normal purchase normal sale exemption are recognized currently in earnings and are separately stated on our Consolidated Statements of Operations in mark-to-market gain/loss as a component of operating revenues (for power and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas contracts, environmental product contracts, swaps and options). Our future hedged status and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, senior management and Board of Directors.
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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $2.5 billion at December 31, 2014, when compared to approximately $0.6 billion at December 31, 2013, and our derivative liabilities have increased to approximately $2.2 billion at December 31, 2014, compared to approximately $0.7 billion at December 31, 2013. The period-over-period increase in our derivative assets and derivative liabilities was driven primarily by a decrease in forward power prices resulting from lower natural gas prices, which increased the fair value of our power hedges at December 31, 2014. The fair value of our level 3 derivative assets and liabilities at December 31, 2014 represent only a small portion of our total assets and liabilities measured at fair value (approximately 5% and 3%, respectively). See Note 7 of the Notes to Consolidated Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2014, through December 31, 2014, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2014	$(24)	$(120)	$(144)
Items recognized or otherwise settled during the period(1)(2)	(41)	48	7
Fair value attributable to new contracts	565	—	565
Changes in fair value attributable to price movements	(116)	(37)	(153)
Changes in fair value attributable to nonperformance risk	(3)	(1)	(4)
Fair value of contracts outstanding at December 31, 2014(3)	$381	$(110)	$271
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $61 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Statements of Operations) and $20 million related to current period changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $36 million related to realized losses from settlements of designated cash flow hedges and $12 million related to realized losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Statements of Operations).

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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Realized gain (loss)(1)
Commodity derivative instruments	$110	$86	$387
Interest rate swaps	—	—	(157)
Total realized gain (loss)	$110	$86	$230

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$342	$(14)	$(82)
Interest rate swaps	11	2	154
Total mark-to-market gain (loss)	$353	$(12)	$72
Total activity, net	$463	$74	$302
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	2014	2013	2012
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$384	$(119)	$187
Derivatives contracts included in fuel and purchased energy expense	68	191	118
Interest rate swaps included in interest expense	11	2	11
Loss on interest rate derivatives	—	—	(14)
Total activity, net	$463	$74	$302
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
The net fair value of outstanding derivative commodity instruments at December 31, 2014, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2015	2016-2017	2018-2019	After 2019	Total
Prices actively quoted	$258	$6	$—	$—	$264
Prices provided by other external sources	41	8	1	—	50
Prices based on models and other valuation methods	21	8	8	30	67
Total fair value	$320	$22	$9	$30	$381
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
The table below presents the high, low and average of our daily VAR for the years ended December 31, 2014 and 2013 (in millions):

	2014	2013
Year ended December 31:
High	$58	$80
Low	$22	$33
Average	$33	$52
As of December 31	$29	$46
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
We have concentrations of credit risk with a few of our commercial customers, primarily independent electric system operators, relating to our sales of power, steam and hedging and optimization activities. We believe that our credit policies and practices adequately monitor our credit risk, and currently our counterparties are performing according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at December 31, 2014, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of December 31, 2014)	2015	2016-2017	2018-2019	After 2019	Total
Investment grade	$324	$21	$7	$28	$380
Non-investment grade	(7)	(3)	—	—	(10)
No external ratings	3	4	2	2	11
Total fair value	$320	$22	$9	$30	$381
Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. The following table summarizes the contract terms as well as the fair values of our debt instruments exposed to interest rate risk as of December 31, 2014. All outstanding balances and fair market values are shown gross of applicable premium or discount, if any (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value December 31, 2014
Debt by Maturity Date:
Fixed Rate	$10	$9	$7	$7	$8	$4,926	$4,967	$5,174
Average Interest Rate	5.4%	5.7%	6.5%	6.5%	6.6%	6.1%
Variable Rate	$152	$157	$528	$1,682	$1,183	$2,307	$6,009	$5,948
Average Interest Rate(1)	3.1%	3.9%	5.2%	5.4%	5.2%	5.5%
 ____________

(1)	Projection based upon forward LIBOR rates inferred from spot rates at December 31, 2014.
Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(9) million at December 31, 2014.

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
Lease Accounting — Revenue from contracts accounted for as operating leases, such as certain tolling agreements, with minimum lease rentals (capacity payments) which vary over time must be levelized. Generally, we levelize these contract revenues on a straight-line basis over the term of the contract.
Executory and Physical Contracts Exempt from Derivative Accounting — We generally recognize revenue from the sale of power or host steam thermal energy for sale to our customers for use in industrial or other heating operations, upon transmission and delivery to the customer at the contractual price. In addition to revenues from power, host steam revenues and RECs from our Geysers Assets related to generation, our operating revenues also include:

•	power and steam revenue consisting of fixed and variable capacity payments, including capacity payments received from PJM and ISO-NE capacity auctions which are not related to generation;

•	other revenues such as RMR Contracts, resource adequacy and certain ancillary service revenues; and

•	other service revenues.
Capacity payments, RMR Contracts, RECs, resource adequacy and other ancillary revenues, unless qualified as a lease, are recognized when contractually earned and consist of revenues received from our customers either at the market price or a contract price.
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
Acquisitions of Assets and Liabilities
U.S. GAAP requires that the purchase price for an acquisition, such as the acquisition of our Guadalupe Energy Center and Fore River Energy Center, be assigned and allocated to the individual assets and liabilities based upon their fair value. Generally, the amount recorded in the financial statements for an acquisition is the purchase price (value of the consideration paid), but a purchase price that exceeds the fair value of the assets acquired can result in the recognition of goodwill. In addition to the potential for the recognition of goodwill, differing fair values will impact the allocations of the purchase price to the individual assets and liabilities and can impact the gross amount and classification of assets and liabilities recorded on our Consolidated Balance Sheet and can impact the timing and the amount of depreciation expense recorded in any given period. We utilize our best effort to make our determinations and review all information available including estimated future cash flows and prices of similar assets when making our best estimate. We also may hire independent appraisers to help us make this determination as we deem appropriate under the circumstances.
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
Derivatives Not Designated as Hedging Instruments — We enter into power, natural gas, interest rate and environmental product transactions that primarily act as economic hedges to our asset and interest rate portfolio, but either do not qualify as hedges under the hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected. Changes in fair value of commodity derivatives not designated as hedging instruments are recognized currently in earnings and are separately stated on our Consolidated Statements of Operations in mark-to-market gain/loss as a component of operating revenues (for power and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas contracts, environmental product contracts, swaps and options). Changes in fair value of interest rate derivatives not designated as hedging instruments are recognized currently in earnings as interest expense (for interest rate swaps except as discussed below).
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
Unconsolidated VIEs
We have a 50% partnership interest in Greenfield LP and in Whitby. Greenfield LP and Whitby are also VIEs; however, we do not have the power to direct the most significant activities of these entities and therefore do not consolidate them. We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Balance Sheets. Our equity interest in the net income from Greenfield LP and Whitby for the years ended December 31, 2014, 2013 and 2012, are recorded in (income) from unconsolidated investments in power plants.
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
Long-Lived Assets and Depreciation Expense
Determination of the appropriate depreciation method, proper useful lives and salvage values involves significant judgment, estimates, assumptions and historical experience. Changes in our estimates and methods can result in a significant impact in the amounts and timing of when we recognize depreciation expense and therefore significantly impact our financial condition and results of operations from period to period. Different depreciation methods can impact the timing and amount of depreciation expense affecting our results of operations and could result in different net book values of assets at a particular time during the useful life of the asset affecting our financial position. Estimates of useful lives also significantly impact the timing and amounts of depreciation expense and include significant estimates. If useful lives are too short, then the asset is depreciated too quickly and depreciation expense is overstated. Estimated useful lives can significantly decrease if routine maintenance or certain upgrades are not performed, premature mechanical failure of the asset occurs, significant increases in the planned level of usage occur, advances in technology make the asset obsolete, or if there are adverse changes in environmental regulations. Our depreciable cost basis of our assets is reduced by the assets’ estimated salvage values. Dependent upon our ability to accurately estimate salvage values and the timing of disposal, the salvage values actually realized for our assets could significantly increase or decrease resulting in additional gains or losses in the year of disposal.
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
When we believe an impairment condition on long-lived assets such as property, plant and equipment may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. If we determine that the undiscounted cash flows from an asset or group of assets to be held and used are less than the associated carrying amount, or if we have classified an asset as held for sale, we must estimate fair value to determine the amount of any impairment loss.
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
As of December 31, 2014, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.9 billion, which expire between 2023 and 2033, and NOL carryforwards in 22 states and the District of Columbia totaling approximately $4.0 billion, which expire between 2015 and 2034, substantially all of which are offset with a full valuation allowance. We also have approximately $800 million in foreign NOLs, which expire between 2026 and 2034, substantially all of which are offset with a full valuation allowance. The NOL carryforwards available are subject to limitations on their annual usage. Under federal and applicable state income tax laws, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the taxing authorities.
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions, multistate taxation of operations and segregation of foreign and domestic income and expense to avoid double taxation. We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. We reverse a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The determination and calculation of uncertain tax positions involves significant judgment in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations. As of December 31, 2014, we had $56 million of unrecognized tax benefits from uncertain tax positions.
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
The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the Consolidated Financial Statements that are a part of this Report. Other financial information and schedules are included in the Consolidated Financial Statements that are a part of this Report.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Steven D. Pruett, Executive Vice President and Chief Commercial Officer, notified Calpine that he will retire effective March 13, 2015.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Identification of Executive Officers
Set forth in the table below is a list of our executive officers, together with certain biographical information, including their ages as of the date of this Report:

Name	Age	Position
Jack A. Fusco	52	Executive Chairman
John B. Hill	47	President and Chief Executive Officer
Zamir Rauf	55	Executive Vice President and Chief Financial Officer
W. Thaddeus Miller	64	Executive Vice President, Chief Legal Officer and Secretary
Steven D. Pruett	59	Executive Vice President and Chief Commercial Officer
John Adams	56	Executive Vice President, Power Operations
Jim D. Deidiker	59	Senior Vice President and Chief Accounting Officer
Jack A. Fusco has served as Executive Chairman since May 14, 2014 and as a member of our Board of Directors since August 10, 2008. He previously served as our Chief Executive Officer from August 2008 to May 14, 2014 and President from August 2008 to December 2012. From July 2004 to February 2006, Mr. Fusco served as the Chairman and Chief Executive Officer of Texas Genco LLC. From 2002 through July 2004, Mr. Fusco was an exclusive energy investment advisor for Texas Pacific Group. From November 1998 until February 2002, he served as President and Chief Executive Officer of Orion Power Holdings, Inc. Prior to his founding of Orion Power Holdings, Inc., Mr. Fusco was a Vice President at Goldman Sachs Power, an affiliate of Goldman, Sachs & Co. Prior to joining Goldman Sachs, Mr. Fusco was employed by Pacific Gas & Electric Company or its affiliates in various engineering and management roles for approximately 13 years. Mr. Fusco obtained a Bachelor of Science degree in Mechanical Engineering from California State University, Sacramento.
John B. (Thad) Hill has served as our President and Chief Executive Officer and as a member of our Board of Directors since May 14, 2014. He previously served as our President and Chief Operating Officer from December 2012, as our Executive Vice President and Chief Operating Officer from November 2010 to December 2012 and as our Executive Vice President and Chief Commercial Officer from September 2008 to November 2010. Prior to joining the Company, Mr. Hill served as Executive Vice President of NRG Energy, Inc. from February 2006 to September 2008 and President of NRG Texas LLC from December 2006 to September 2008. Prior to joining NRG Energy, Inc., Mr. Hill was Executive Vice President of Strategy and Business Development at Texas Genco LLC from 2005 to 2006. From 1995 to 2005, Mr. Hill was with Boston Consulting Group, Inc., where he rose to Partner and Managing Director and led the North American energy practice, serving companies in the power and natural gas sectors with a focus on commercial and strategic issues. Mr. Hill received his Bachelor of Arts degree from Vanderbilt University and a Master of Business Administration degree from the Amos Tuck School of Dartmouth College.
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
W. Thaddeus Miller has served as our Executive Vice President, Chief Legal Officer and Secretary since August 12, 2008. Prior to joining the Company, Mr. Miller served as Executive Vice President and Chief Legal Officer of Texas Genco LLC from December 2004 until February 2006. From 2002 to 2004, Mr. Miller was a consultant to Texas Pacific Group, a private equity firm. From 1999 to 2002, he served as Executive Vice President and Chief Legal Officer of Orion Power Holdings, Inc., an independent power producer. From 1994 to 1999, Mr. Miller was a Vice President of Goldman Sachs & Co., where he focused on wholesale electric and other energy commodity trading. Before joining Goldman Sachs & Co., Mr. Miller was a partner in a New York law firm. Mr. Miller earned his Bachelor of Science degree from the U.S. Merchant Marine Academy and his Juris Doctor degree from St. John’s School of Law. In addition, Mr. Miller was an officer in the U.S. Coast Guard from 1973 through 1976.

Steven D. Pruett has been Chief Commercial Officer since May 2014 and Executive Vice President since January 1, 2014. He has led our Commercial Operations team since joining Calpine in June 2011 and previously served as Senior Vice President of Commercial Operations. From 1997 to 2006, Mr. Pruett was at Goldman Sachs, first as a Vice President then as a Managing Director; from 1997 to 2001 he helped launch and then run trading at Constellation Power Source, as a joint venture between Goldman Sachs and Baltimore Gas & Electric, until Goldman liquidated the joint venture; he then launched and led Goldman Sachs’ power trading unit until retiring in 2006. From 1995 to 1996, Mr. Pruett set up and managed trading operations for Cinergy (now Duke Energy). Steve began his career at PSI Energy, where he worked from 1978 to 1994 in positions of increasing responsibility, including management of wholesale power market transactions. He holds a Bachelor of Science in accounting from Indiana State University.
John Adams has served as Executive Vice President of Power Operations for Calpine since January 1, 2014. He had previously been Senior Vice President for Power Operations beginning in April 2010. Prior to joining Calpine, Mr. Adams worked at Mitsubishi Power Systems Americas, Inc., where he served as Senior Vice President of Operations from 2006 to 2010 and Vice President of Sales and Marketing from 2002 to 2006 with direct management responsibility for sales and marketing, engineering, project management, construction, commissioning and cost control. From 1980 to 2003, he worked for Foster Wheeler Energy Corporation as Vice President, Project Operations; Vice President, Commercial Operations, and Vice President, HRSG and Industrial Products. Mr. Adams holds a Bachelor of Science degree in mechanical engineering from Michigan Technological University.
Jim D. Deidiker has served as our Senior Vice President and Chief Accounting Officer since November 15, 2010. Mr. Deidiker served as the Company’s Senior Vice President and Chief Accounting Officer since joining the Company in January 2008 until May 2010, when he resigned as the Company’s Chief Accounting Officer due to health concerns, but remained an employee. Mr. Deidiker returned to his role as the Company’s Senior Vice President and Chief Accounting Officer in November 2010. Prior to joining the Company, Mr. Deidiker served as Vice President and Controller of Texas Genco LLC from 2005 to 2006 where he was responsible for financial and public reporting as well as management of the accounting function. From 1998 to 2005, Mr. Deidiker served as Managing Director & Vice President, Administration of AEP Energy Services, Inc. where he was responsible for management of the accounting function, financial reporting, contract administration and risk management for the gas pipeline and trading segment of AEP Energy Services, Inc. Mr. Deidiker obtained a Bachelor of Science degree in Accounting from Missouri State University and a Master in Business Administration degree from the University of Houston. In addition, Mr. Deidiker is a Certified Public Accountant and Certified Management Accountant.
The remaining information required by this Item is incorporated herein by reference to the sections entitled “Board Meetings and Board Committee Information — Committees and Committee Charters” and “ — Audit Committee,” “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters — Code of Conduct and Ethics” in our proxy statement for the 2015 annual meeting of stockholders to be held on May 13, 2015 (the “Proxy Statement”).

Item 11.	Executive Compensation
Information required by this Item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and “Board Meeting and Board Committee Information — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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
Information required by this Item is incorporated herein by reference to the sections entitled “Proposal 2 — To Ratify the Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2015” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

Page
(a)-1. Financial Statements and Other Information
Calpine Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm	100
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	101
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	102
Consolidated Balance Sheets at December 31, 2014 and 2013	103
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	104
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	105
Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012	107
(a)-2. Financial Statement Schedule
Calpine Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts	149
(b) Exhibits

Exhibit Number	Description
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

2.3
Purchase and Sale Agreement by and between Riverside Energy Center, LLC and Calpine Development Holdings, Inc., as Sellers and Public Service Company of Colorado, as Purchaser dated as of April 2, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).**,††

2.4
Purchase Agreement by and among Pepco Holdings, Inc., Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC dated as of April 20, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on July 8, 2010).**

2.5
Purchase and Sale Agreement, dated April 17, 2014, among Calpine Corporation, Calpine Project Holdings, Inc., Calgen Expansion Company, LLC and NatGen Southeast Power LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

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

4.30
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2020 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.31
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2021 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.32
Indenture, dated July 8, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3ASR filed with the SEC on July 8, 2014).

4.33
First Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2023 Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.34
Second Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2025 Notes (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.35	Form of 2023 Note, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.36	Form of 2025 Note, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

10.1	Financing Agreements.

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

10.1.1.13
Amendment to the Credit Agreement, dated February 20, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC (“GSLP”) as administrative agent and as collateral agent, CoBank ACB, ING Capital LLC., Royal Bank of Canada, and The Royal Bank of Scotland PLC as co-documentation agents, GSLP, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Union Bank, N.A., as joint lead arrangers, joint bookrunners and co-syndication agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014).

10.1.1.14
Incremental Term B-2 Loan Commitment Supplement to the Credit Agreement, dated February 26, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC as administrative agent and as collateral agent under the Credit Agreement, dated as of May 3, 2013 and as amended on February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014).

10.1.1.15	Calpine Guarantee, dated April 17, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.16
LS Power Equity Partners Guarantee, dated April 17, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.17
Confidentiality and Non-Disclosure Agreement, dated February 19, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.18
Amendment to Confidentiality and Non-disclosure Agreement, dated April 17, 2014 incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.19
Amendment No. 2 to the Credit Agreement, dated as of July 30, 2014, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014).

Exhibit Number	Description
10.1.1.20
Share Repurchase Agreement, dated July 8, 2014, by and between Calpine Corporation and LSP Cal Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2014).

10.2	Management Contracts or Compensatory Plans, Contracts or Arrangements.

10.2.1.1
Employment Agreement, dated August 10, 2008, between the Company and Jack A. Fusco (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Jack A. Fusco) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.3
Non-Qualified Stock Option Agreement between the Company and Jack Fusco, dated August 11, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.1.4
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.1.5
Restricted Stock Award Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.2
Letter Agreement, dated December 17, 2008, between the Company and Zamir Rauf (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 19, 2008).†

10.2.3.1
Letter Agreement, dated September 1, 2008, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (John B. (Thad) Hill) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.3
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.3.4
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated November 3, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2010).†

10.2.3.5
Amendment to the Letter Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.3.6
Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.3.7
Employment Agreement, dated November 6, 2013, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.2.3.7 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014).†

10.2.3.8
Restricted Stock Agreement Pursuant to the Amended and Restated 2008 Equity Incentive Plan, dated May 13, 2014 among John B. Hill and Calpine Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014).†

10.2.4.1
Employment Agreement, dated August 11, 2008, between the Company and W. Thaddeus Miller (incorporated by reference to Exhibit 10.2.7 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).†

Exhibit Number	Description
10.2.4.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Thaddeus Miller) (incorporated by reference to Exhibit 4.4 to Calpine’s Registration Statement on Form S-8 (Registration No. 333-153860) filed with the SEC on October 6, 2008).†

10.2.4.3
Non-Qualified Stock Option Agreement between the Company and W. Thaddeus Miller, dated August 11, 2010 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.4.4
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.5 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.4.5
Restricted Stock Award Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.6 to Calpine’s Current Report on Form 8-K filed, with the SEC on December 26, 2012).†

10.2.5
Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.2.5 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010).†

10.2.6
Calpine Corporation 2010 Calpine Incentive Plan (incorporated by reference to Exhibit 10.6 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).†

10.2.7
Calpine Corporation 2009 Calpine Incentive Plan (incorporated by reference to Exhibit 10.2 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).†

10.2.7.1
The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.7.2
Form of Non-Qualified Stock Option Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.7.3
Form of Restricted Stock Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.4 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.8
The Amended and Restated Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Annex A to Calpine’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2010).†

10.2.10
Letter Agreement, dated December 30, 2008, between the Company and Jim D. Deidiker (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K filed with the SEC on January 8, 2009).†

10.2.11
Calpine Corporation Amended and Restated Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2013).†

10.2.12
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated February 28, 2013 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.13
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.14
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.15
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker, dated February 28, 2013 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

Exhibit Number	Description
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

10.2.21
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014)(incorporated by reference to Exhibit 10.4 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.22
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.5 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.23
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.6 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.24
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.7 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

12.1	Computation of ratio of earnings to fixed charges.*

18.1
Letter of preferability regarding change in accounting principle from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010).

21.1	Subsidiaries of the Company.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this Form 10-K).*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
_______________

*	Filed herewith.

‡	Furnished herewith.

†	Management contract or compensatory plan, contract or arrangement.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Calpine will furnish supplementally a copy of any omitted schedule to the SEC upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 12, 2015

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

Signature	Title	Date

/s/ JOHN B. HILL	President, Chief Executive Officer and Director (principal executive officer)	February 12, 2015
John B. Hill

/s/ ZAMIR RAUF	Executive Vice President and Chief Financial Officer (principal financial officer)	February 12, 2015
Zamir Rauf

/s/ JIM D. DEIDIKER	Chief Accounting Officer (principal accounting officer)	February 12, 2015
Jim D. Deidiker

/s/ JACK A. FUSCO	Executive Chairman and Director	February 12, 2015
Jack A. Fusco

/s/ FRANK CASSIDY	Director	February 12, 2015
Frank Cassidy

/s/ ROBERT C. HINCKLEY	Director	February 12, 2015
Robert C. Hinckley

/s/ MICHAEL W. HOFMANN	Director	February 12, 2015
Michael W. Hofmann

/s/ DAVID C. MERRITT	Director	February 12, 2015
David C. Merritt

/s/ W. BENJAMIN MORELAND	Director	February 12, 2015
W. Benjamin Moreland

/s/ ROBERT MOSBACHER, JR.	Director	February 12, 2015
Robert Mosbacher, Jr.

/s/ DENISE M. O'LEARY	Director	February 12, 2015
Denise M. O’Leary

CALPINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors
and Stockholders of Calpine Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)-1 present fairly, in all material respects, the financial position of Calpine Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)-2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 12, 2015

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(in millions, except share and per share amounts)

	2014	2013	2012
Operating revenues:
Commodity revenue	$7,595	$6,374	$5,417
Mark-to-market gain (loss)	419	(86)	48
Other revenue	16	13	13
Operating revenues	8,030	6,301	5,478
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	4,815	3,808	2,894
Mark-to-market (gain) loss	77	(72)	130
Fuel and purchased energy expense	4,892	3,736	3,024
Plant operating expense	969	895	922
Depreciation and amortization expense	603	593	562
Sales, general and other administrative expense	144	136	140
Other operating expenses	88	81	78
Total operating expenses	6,696	5,441	4,726
Impairment losses	123	16	—
(Gain) on sale of assets, net	(753)	—	(222)
(Income) from unconsolidated investments in power plants	(25)	(30)	(28)
Income from operations	1,989	874	1,002
Interest expense	645	696	736
Loss on interest rate derivatives	—	—	14
Interest (income)	(6)	(6)	(11)
Debt extinguishment costs	346	144	30
Other (income) expense, net	21	20	15
Income before income taxes	983	20	218
Income tax expense	22	2	19
Net income	961	18	199
Net income attributable to the noncontrolling interest	(15)	(4)	—
Net income attributable to Calpine	$946	$14	$199

Basic earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	404,837	440,666	467,752
Net income per common share attributable to Calpine — basic	$2.34	$0.03	$0.43

Diluted earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	409,360	444,773	471,343
Net income per common share attributable to Calpine — diluted	$2.31	$0.03	$0.42
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Net income	$961	$18	$199
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	(48)	35	(61)
Reclassification adjustment for (gain) loss on cash flow hedges realized in net income	46	51	(20)
Unrealized actuarial gains (losses) arising during period	(4)	4	(1)
Foreign currency translation gain (loss)	(13)	(10)	3
Income tax (expense) benefit	—	(3)	9
Other comprehensive income (loss)	(19)	77	(70)
Comprehensive income	942	95	129
Comprehensive (income) loss attributable to the noncontrolling interest	(14)	(13)	6
Comprehensive income attributable to Calpine	$928	$82	$135

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(in millions, except share and per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents ($229 and $242 attributable to VIEs)	$717	$941
Accounts receivable, net of allowance of $4 and $5	648	552
Inventories	447	364
Margin deposits and other prepaid expense	148	309
Restricted cash, current ($106 and $100 attributable to VIEs)	195	203
Derivative assets, current	2,058	445
Other current assets	7	42
Total current assets	4,220	2,856
Property, plant and equipment, net ($4,342 and $4,191 attributable to VIEs)	13,190	12,995
Restricted cash, net of current portion ($48 and $68 attributable to VIEs)	49	69
Investments in power plants	95	93
Long-term derivative assets	439	105
Other assets ($164 and $195 attributable to VIEs)	385	441
Total assets	$18,378	$16,559
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$462
Accrued interest payable	165	162
Debt, current portion ($150 and $140 attributable to VIEs)	199	204
Derivative liabilities, current	1,782	451
Other current liabilities	473	252
Total current liabilities	3,199	1,531
Debt, net of current portion ($3,242 and $2,923 attributable to VIEs)	11,083	10,908
Long-term derivative liabilities	444	243
Other long-term liabilities	221	309
Total liabilities	14,947	12,991

Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 502,287,022 shares issued and 381,921,264 shares outstanding at December 31, 2014, and 497,841,056 shares issued and 429,038,988 shares outstanding at December 31, 2013	1	1
Treasury stock, at cost, 120,365,758 and 68,802,068 shares, respectively	(2,345)	(1,230)
Additional paid-in capital	12,440	12,389
Accumulated deficit	(6,540)	(7,486)
Accumulated other comprehensive loss	(178)	(160)
Total Calpine stockholders’ equity	3,378	3,514
Noncontrolling interest	53	54
Total stockholders’ equity	3,431	3,568
Total liabilities and stockholders’ equity	$18,378	$16,559
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2011	$1	$(125)	$12,305	$(7,699)	$(164)	$46	$4,364
Treasury stock transactions	—	(469)	—	—	—	—	(469)
Stock-based compensation expense	—	—	25	—	—	—	25
Option exercises	—	—	5	—	—	—	5
Other	—	—	—	—	—	2	2
Net income	—	—	—	199	—	—	199
Other comprehensive loss	—	—	—	—	(64)	(6)	(70)
Balance, December 31, 2012	$1	$(594)	$12,335	$(7,500)	$(228)	$42	$4,056
Treasury stock transactions	—	(636)	—	—	—	—	(636)
Stock-based compensation expense	—	—	34	—	—	—	34
Option exercises	—	—	20	—	—	—	20
Other	—	—	—	—	—	(1)	(1)
Net income	—	—	—	14	—	4	18
Other comprehensive income	—	—	—	—	68	9	77
Balance, December 31, 2013	$1	$(1,230)	$12,389	$(7,486)	$(160)	$54	$3,568
Treasury stock transactions	—	(1,115)	—	—	—	—	(1,115)
Stock-based compensation expense	—	—	31	—	—	—	31
Option exercises	—	—	20	—	—	—	20
Distribution to the noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income	—	—	—	946	—	15	961
Other comprehensive loss	—	—	—	—	(18)	(1)	(19)
Balance, December 31, 2014	$1	$(2,345)	$12,440	$(6,540)	$(178)	$53	$3,431
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$961	$18	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense(1)	649	638	605
Debt extinguishment costs	36	43	—
Deferred income taxes	5	14	1
Impairment losses	123	16	—
(Gain) on sale of assets, net	(753)	—	(222)
Mark-to-market activity, net	(353)	12	(72)
(Income) from unconsolidated investments in power plants	(25)	(30)	(28)
Return on unconsolidated investments in power plants	13	25	24
Stock-based compensation expense	36	36	25
Other	(4)	1	11
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(87)	(113)	159
Derivative instruments, net	(63)	(7)	(52)
Other assets	151	(148)	(57)
Accounts payable and accrued expenses	185	(1)	(86)
Settlement of non-hedging interest rate swaps	—	—	156
Other liabilities	(20)	45	(10)
Net cash provided by operating activities	854	549	653
Cash flows from investing activities:
Purchases of property, plant and equipment	(492)	(575)	(637)
Proceeds from sale of power plants, interests and other	1,573	1	825
Purchase of Bosque, Fore River and Guadalupe Energy Centers	(1,197)	—	(432)
Settlement of non-hedging interest rate swaps	—	—	(156)
(Increase) decrease in restricted cash	28	(18)	(59)
Purchases of deferred transmission credits	—	—	(12)
Other	4	(1)	1
Net cash used in investing activities	(84)	(593)	(470)
Cash flows from financing activities:
Borrowings under CCFC Term Loans and First Lien Term Loans	420	1,587	835
Repayments of CCFC Term Loans, CCFC Notes and First Lien Term Loans	(45)	(1,031)	(19)
Borrowings under Senior Unsecured Notes	2,800	—	—
Borrowings under First Lien Notes	—	1,234	—
Repayments of First Lien Notes	(2,920)	(1,550)	(590)
Borrowings from project financing, notes payable and other	79	182	389
Repayments of project financing, notes payable and other	(178)	(66)	(289)
Distribution to noncontrolling interest holder	(15)	—	—
Financing costs	(56)	(53)	(20)
Stock repurchases	(1,100)	(623)	(463)
Proceeds from exercises of stock options	20	20	5
Other	1	1	1
Net cash used in financing activities	(994)	(299)	(151)
Net increase (decrease) in cash and cash equivalents	(224)	(343)	32
Cash and cash equivalents, beginning of period	941	1,284	1,252
Cash and cash equivalents, end of period	$717	$941	$1,284
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued) (in millions)

	2014	2013	2012
Cash paid during the period for:
Interest, net of amounts capitalized	$610	$672	$719
Income taxes	$23	$24	$16

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$3	$27	$19
Additions to property, plant and equipment through assumption of long-term note payable	$—	$—	$8
Additions to property, plant and equipment through capital leases	$19	$—	$5
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Statements of Operations.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012

1.	Organization and Operations
We are a wholesale power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast region (included in our East segment) of the U.S. We sell wholesale power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities, power marketers and others. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power and other physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants.

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

As of December 31, 2014	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
(in millions, except percentages)
Freestone Energy Center	75.0%	$389	$(140)	$—
Hidalgo Energy Center	78.5%	$257	$(104)	$—
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

Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, restricted cash, accounts and notes receivable and derivative financial instruments. Certain of our cash and cash equivalents, as well as our restricted cash balances, are invested in money market accounts with investment banks that are not FDIC insured. We place our cash and cash equivalents and restricted cash in what we believe to be creditworthy financial institutions and certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. Additionally, we actively monitor the credit risk of our counterparties, including our receivable, commodity and derivative transactions. Our accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the U.S. We generally have not collected collateral for accounts receivable from utilities and end-user customers; however, we may require collateral in the future. For financial and commodity derivative counterparties, we evaluate the net accounts receivable, accounts payable and fair value of commodity contracts and may require security deposits, cash margin or letters of credit to be posted if our exposure reaches a certain level or their credit rating declines.
Our counterparties primarily consist of three categories of entities who participate in the wholesale energy markets:

•	financial institutions and trading companies;

•	regulated utilities, municipalities, cooperatives, ISOs and other retail power suppliers; and

•	oil, natural gas, chemical and other energy-related industrial companies.
We have concentrations of credit risk with a few of our customers relating to our sales of power, steam and hedging, optimization and trading activities. We have exposure to trends within the energy industry, including declines in the creditworthiness of our counterparties for our commodity and derivative transactions. Currently, certain of our counterparties within the energy industry have below investment grade credit ratings. Our risk control group manages counterparty credit risk and monitors our net exposure with each counterparty on a daily basis. The analysis is performed on a mark-to-market basis using forward curves. The net exposure is compared against a counterparty credit risk threshold which is determined based on each counterparty’s credit rating and evaluation of their financial statements. We utilize these thresholds to determine the need for additional collateral or restriction of activity with the counterparty. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts, which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At December 31, 2014 and 2013, we had cash and cash equivalents of $257 million and $292 million, respectively, that were subject to such project finance facilities and lease agreements.
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

The table below represents the components of our restricted cash as of December 31, 2014 and 2013 (in millions):

	2014			2013
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$10	$25	$35	$11	$41	$52
Rent reserve	4	—	4	3	—	3
Construction/major maintenance	54	17	71	35	20	55
Security/project/insurance	127	5	132	151	6	157
Other	—	2	2	3	2	5
Total	$195	$49	$244	$203	$69	$272
Accounts Receivable and Payable
Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. Receivable balances greater than 30 days past due are individually reviewed for collectability, and if deemed uncollectible, are charged off against the allowance account after all means of collection have been exhausted and the potential for recovery is considered remote. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations. We review the adequacy of our reserves and allowances quarterly.
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
Property, Plant and Equipment, Net
Property, plant, and equipment items are recorded at cost. We capitalize costs incurred in connection with the construction of power plants, the development of geothermal properties and the refurbishment of major turbine generator equipment. When capital improvements to leased power plants meet our capitalization criteria they are capitalized as leasehold improvements and amortized over the shorter of the term of the lease or the economic life of the capital improvement. We expense maintenance when the service is performed for work that does not meet our capitalization criteria. Our current capital expenditures at our Geysers Assets are those incurred for proven reserves and reservoir replenishment (primarily water injection), pipeline and power generation assets and drilling of “development wells” as all drilling activity has been performed within the known boundaries of the steam reservoir. We have capitalized costs incurred during ownership consisting of additions, certain replacements or repairs when the repairs appreciably extend the life, increase the capacity or improve the efficiency or safety of the property. Such costs are expensed when they do not meet the above criteria. We purchased our Geysers Assets as a proven steam reservoir and all well costs, except well workovers and routine repairs and maintenance, have been capitalized since our purchase date.
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
Impairment Evaluation of Long-Lived Assets (Including Intangibles and Investments)
We evaluate our long-lived assets, such as property, plant and equipment, equity method investments and definite-lived intangible assets for impairment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Equipment assigned to each power plant is not evaluated for impairment separately; instead, we evaluate our operating power plants and related equipment as a whole unit. When we believe an impairment condition may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. If we determine that the undiscounted cash flows from an asset or group of assets to be held and used are less than the associated carrying amount, or if we have classified an asset as held for sale, we must estimate fair value to determine the amount of any impairment loss. All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. If it is determined that a construction or development project is no longer probable of completion and the capitalized costs will not be recovered through future operations, the carrying value of the project will be written down to its fair value.
In order to estimate future cash flows, we consider historical cash flows, existing and future contracts and PPAs, changes in the market environment and other factors that may affect future cash flows. To the extent applicable, the assumptions we use are consistent with forecasts that we are otherwise required to make (for example, in preparing our earnings forecasts). The use of this method involves inherent uncertainty. We use our best estimates in making these evaluations and consider various factors, including forward price curves for power and fuel costs and forecasted operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates, and the impact of such variations could be material.

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
In August 2014, we executed a term sheet with Duke Energy Florida, Inc. related to our Osprey Energy Center for a new PPA with a term of 27 months, after which Duke Energy Florida, Inc. would purchase our Osprey Energy Center subject to an asset sale agreement that was executed in the fourth quarter of 2014 and remains subject to federal and state regulatory approval. As a result, we conducted an impairment review of our Osprey Energy Center during the third quarter of 2014. We estimated fair value of our Osprey Energy Center under a modified market approach using the discounted cash flows under the PPA and the sale proceeds to be received, which incorporated a market participant's fair value of the power plant. We recorded an impairment loss of approximately $123 million which was recorded as a separate line item on our Consolidated Statements of Operations for the year ended December 31, 2014. We recorded an impairment loss of $16 million during the year ended December 31, 2013 related to a power plant in our West segment. During 2012, we did not record any impairment losses.
Asset Retirement Obligation
We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2014 and 2013, our asset retirement obligation liabilities were $47 million and $44 million, respectively, primarily relating to land leases upon which our power plants are built and the requirement that the property meet specific conditions upon its return.
Revenue Recognition
Our operating revenues are comprised of the following:

•
power and steam revenue consisting of fixed and variable capacity payments, which are not related to generation including capacity payments received from RTO and ISO capacity auctions, variable payments for power and steam, which are related to generation, host steam and RECs from our Geysers Assets, other revenues such as RMR Contracts, resource adequacy and certain ancillary service revenues and realized settlements from our marketing, hedging, optimization and trading activities;

•	mark-to-market revenues from derivative instruments as a result of our marketing, hedging, optimization and trading activities; and

•	other service revenues.
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

Capacity payments, RMR Contracts, RECs, resource adequacy and other ancillary revenues, unless qualified as a lease, are recognized when contractually earned and consist of revenues received from our customers either at the market price or a contract price.
Realized and Mark-to-Market Revenues from Commodity Derivative Instruments
Realized Settlements of Commodity Derivative Instruments — The realized value of power commodity sales and purchase contracts that are net settled or settled as gross sales and purchases, but could have been net settled, are reflected on a net basis and are included in Commodity revenue on our Consolidated Statements of Operations.

Mark-to-Market Gain (Loss) — The changes in the mark-to-market value of power-based commodity derivative instruments are reflected on a net basis as a separate component of operating revenues.
Leases — We have contracts, such as certain tolling agreements, which we account for as operating leases under U.S. GAAP. Generally, we levelize certain components of these contract revenues on a straight-line basis over the term of the contract. The total contractual future minimum lease rentals for our contracts accounted for as operating leases at December 31, 2014, are as follows (in millions):

2015	$561
2016	495
2017	433
2018	396
2019	357
Thereafter	1,380
Total	$3,622
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
Fuel and Purchased Energy Expense
Fuel and purchased energy expense is comprised of the cost of natural gas and fuel oil purchased from third parties for the purposes of consumption in our power plants as fuel, and the cost of power and natural gas purchased from third parties for our marketing, hedging and optimization activities and realized settlements and mark-to-market gains and losses resulting from general market price movements against certain derivative natural gas contracts including financial natural gas transactions economically hedging anticipated future power sales that either do not qualify as hedges under the hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected.
Realized and Mark-to-Market Expenses from Commodity Derivative Instruments
Realized Settlements of Commodity Derivative Instruments — The realized value of natural gas purchase and sales commodity contracts that are net settled are reflected on a net basis and included in Commodity expense on our Consolidated Statements of Operations. Power purchase commodity contracts that result in the physical delivery of power, and that also supplement our power generation, are reflected on a gross basis and are included in Commodity expense on our Consolidated Statements of Operations.

Mark-to-Market (Gain) Loss — The changes in the mark-to-market value of natural gas-based commodity derivative instruments are reflected on a net basis as a separate component of fuel and purchased energy expense.

Plant Operating Expense
Plant operating expense primarily includes employee expenses, utilities, chemicals, repairs and maintenance (including equipment failure and major maintenance), insurance and property taxes. We recognize these expenses when the service is performed or in the period in which the expense relates.
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
Earnings per Share
Basic earnings per share is calculated using the weighted average shares outstanding during the period and includes restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding by the dilutive effect of share-based awards using the treasury stock method. See Note 11 for a further discussion of our earnings per share.
Stock-Based Compensation
We use the Black-Scholes option-pricing model or the Monte Carlo simulation model to estimate the fair value of our employee stock options on the grant date. For our restricted stock and restricted stock units, we use our closing stock price on the date of grant, or the last trading day preceding the grant date for restricted stock granted on non-trading days, as the fair value for measuring compensation expense. Our performance share units are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. See Note 12 for a further discussion of our stock-based compensation.
Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.     Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to additional paid-in capital. See Note 14 for a further discussion of treasury stock.
New Accounting Standards and Disclosure Requirements
Income Taxes — In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The provisions of the standard require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted Accounting Standards Update 2013-11 in the first quarter of 2014 which did not have a material impact on our financial condition, results of operations or cash flows.
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
Going Concern — In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern”. This standard requires an entity’s management to assess the entity’s ability to continue as a going concern every reporting period including interim periods and requires additional disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We early adopted this standard during the fourth quarter of 2014 which did not have a material impact on our financial condition, results of operations or cash flows.

3.	Acquisitions and Divestitures
Acquisition of Fore River Energy Center
On November 7, 2014, we, through our indirect, wholly-owned subsidiary Calpine Fore River Energy Center, LLC, completed the purchase of Fore River Energy Center, a power plant with a nameplate capacity of 809 MW, and related plant inventory from a subsidiary of Exelon Corporation, for approximately $530 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant increased capacity in our East segment, specifically the constrained New England market. Built in 2003, Fore River Energy Center is located in North Weymouth, Massachusetts and features two combustion turbines, two heat recovery steam generators and one steam turbine. One turbine features dual-fuel capability that will enable it to run this winter on either natural gas or fuel oil, depending on market conditions, with the other turbine scheduled to be modified to be dual-fuel capable by winter 2016. The purchase price was funded with cash on hand and primarily allocated to property, plant and equipment. Although the purchase price allocation has not been finalized, we do not expect to record any material adjustments to the preliminary purchase price allocation nor do we expect to recognize any goodwill as a result of this acquisition. The pro forma incremental impact of Fore River Energy Center on our results of operations for each of the years ended December 31, 2014 and 2013 is not material.
Acquisition of Guadalupe Energy Center
On February 26, 2014, we, through our indirect, wholly-owned subsidiary Calpine Guadalupe GP, LLC, completed the purchase of a power plant owned by MinnTex Power Holdings, LLC with a nameplate capacity of 1,050 MW, for approximately $625 million, excluding working capital adjustments. The addition of this modern, natural gas-fired, combined-cycle power plant increased capacity in our Texas segment, which is one of our core markets. The 110-acre site, located in Guadalupe County, Texas, which is northeast of San Antonio, Texas, includes two 525 MW generation blocks, each consisting of two GE 7FA combustion turbines, two heat recovery steam generators and one GE steam turbine. We also paid $15 million to acquire rights to an advanced development opportunity for an approximately 400 MW quick-start, natural gas-fired peaker. We funded the acquisition with $425 million in incremental CCFC Term Loans and cash on hand. See Note 6 for a further description of the incremental CCFC Term Loans. The purchase price was primarily allocated to property, plant and equipment and was finalized during the third quarter of 2014 which did not result in any material adjustments to the preliminary purchase price allocation nor the recognition of any goodwill. The pro forma incremental impact of Guadalupe Energy Center on our results of operations for each of the years ended December 31, 2014 and 2013 is not material.
Acquisition of Bosque Energy Center
On November 7, 2012, we, through our indirect, wholly-owned subsidiary Calpine Bosque Energy Center, LLC, completed the purchase of a power plant with a nameplate capacity of 800 MW owned by Bosque Power Co., LLC, for approximately $432 million. The modern, natural gas-fired, combined-cycle power plant increased capacity in our Texas segment and is located in

Central Texas near the unincorporated community of Laguna Park in Bosque County. The site includes a 250 MW generation block with one natural-gas turbine, one heat recovery steam generator and one steam turbine that achieved COD in June 2001 and a 550 MW generation block with two natural-gas turbines that went online in June 2000 as well as two heat recovery steam generators and one steam turbine that achieved COD in June 2011. We funded the $432 million purchase price with cash on hand. The purchase price, which was finalized in 2013, was primarily allocated to property, plant and equipment. We did not record any goodwill as a result of this acquisition.
Sale of Six Power Plants
On July 3, 2014, we completed the sale of six of our power plants in our East segment to NatGen Southeast Power LLC, a wholly-owned subsidiary of LS Power Equity Partners III. The purchase and sale agreement, dated April 17, 2014, stipulates the sale of 100% of the limited liability company interests in (i) Mobile Energy LLC, (ii) Santa Rosa Energy Center, LLC, (iii) Carville Energy, LLC, (iv) Decatur Energy Center, LLC, (v) Columbia Energy LLC and (vi) Calpine Oneta Power, LLC and thereby sell assets comprising 3,498 MW of combined-cycle generation capacity in Oklahoma, Louisiana, Alabama, Florida and South Carolina for a sale price of approximately $1.57 billion in cash, plus approximately $2 million for working capital and other adjustments at closing. In accordance with the purchase and sale agreement, we have paid $12 million for certain maintenance events at December 31, 2014 and may also be required to make up to $4 million in future cash payments for planned maintenance. The divestiture of these power plants has better aligned our asset base with our strategic focus on competitive wholesale markets.
We recorded a gain on sale of assets, net of approximately $753 million during the third quarter of 2014 and will use existing federal and state NOLs to almost entirely offset the projected taxable gains from the sale. The sale of the six power plants did not meet the criteria for treatment as discontinued operations.
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
As of December 31, 2014 and 2013, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	2014	2013	Depreciable Lives
Buildings, machinery and equipment	$16,059	$15,838	3 – 47 Years
Geothermal properties	1,294	1,265	13 – 59 Years
Other	203	164	3 – 47 Years
	17,556	17,267
Less: Accumulated depreciation	4,984	4,897
	12,572	12,370
Land	120	103
Construction in progress	498	522
Property, plant and equipment, net	$13,190	$12,995
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
Capitalized Interest
The total amount of interest capitalized was $19 million, $38 million and $38 million for the years ended December 31, 2014, 2013 and 2012, respectively.

5.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the year ended December 31, 2014. We have the following types of VIEs consolidated in our financial statements:
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
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 10,365 MW and 9,427 MW, at December 31, 2014 and 2013, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of $47 million, nil and $20 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Balance Sheets. At December 31, 2014 and 2013, our equity method investments included on our Consolidated Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of December 31, 2014	2014	2013
Greenfield LP	50%	$78	$76
Whitby	50%	17	17
Total investments in power plants		$95	$93
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Balance Sheets. At December 31, 2014 and 2013, equity method investee debt was approximately $342 million and $395 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $171 million and $198 million at December 31, 2014 and 2013, respectively.
Our equity interest in the net income from Greenfield LP and Whitby for the years ended December 31, 2014, 2013 and 2012, is recorded in (income) from unconsolidated investments in power plants. The following table sets forth details of our (income) from unconsolidated investments in power plants and distributions for the years indicated (in millions):

	(Income) from Unconsolidated Investments in Power Plants			Distributions
	2014	2013	2012	2014	2013	2012
Greenfield LP	$(10)	$(16)	$(17)	$—	$18	$22
Whitby	(15)	(14)	(11)	13	9	7
Total	$(25)	$(30)	$(28)	$13	$27	$29
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
Condensed Combined Balance Sheets
of Our Unconsolidated Subsidiaries
December 31, 2014 and 2013

	2014	2013
Assets:
Cash and cash equivalents	$58	$57
Current assets	28	25
Property, plant and equipment, net	532	588
Other assets	2	2
Total assets	$620	$672
Liabilities:
Current maturities of long-term debt	$21	$23
Current liabilities	28	44
Long-term debt	321	372
Long-term derivative liabilities	51	35
Total liabilities	421	474
Member's interest	199	198
Total liabilities and member's interest	$620	$672

Condensed Combined Statements of Operations
of Our Unconsolidated Subsidiaries
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Revenues	$239	$207	$247
Operating expenses	168	128	171
Income from operations	71	79	76
Interest expense, net of interest income	23	24	27
Other (income) expense, net	—	(3)	(2)
Net income	$48	$58	$51

6.	Debt
Our debt at December 31, 2014 and 2013, was as follows (in millions):

	2014	2013
First Lien Notes	$2,075	$4,989
Senior Unsecured Notes	2,800	—
First Lien Term Loans	2,799	2,828
Project financing, notes payable and other	1,810	1,901
CCFC Term Loans	1,596	1,191
Capital lease obligations	202	203
Subtotal	11,282	11,112
Less: Current maturities	199	204
Total long-term debt	$11,083	$10,908
Our debt agreements contain covenants which could permit lenders to accelerate the repayment of our debt by providing notice, the lapse of time, or both, if certain events of default remain uncured after any applicable grace period. We were in compliance with all of the covenants in our debt agreements at December 31, 2014.
Annual Debt Maturities
Contractual annual principal repayments or maturities of debt instruments as of December 31, 2014, are as follows (in millions):

2015	$199
2016	205
2017	562
2018	1,730
2019	1,217
Thereafter	7,393
Subtotal	11,306
Less: Discount	24
Total debt	$11,282
First Lien Notes
Our First Lien Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(3)
	2014	2013	2014	2013
2019 First Lien Notes(1)	$—	$320	—%	8.2%
2020 First Lien Notes(1)	—	875	—	8.2
2021 First Lien Notes(1)	—	1,600	—	7.7
2022 First Lien Notes	745	744	6.3	6.2
2023 First Lien Notes(2)	840	960	8.0	8.0
2024 First Lien Notes	490	490	6.0	5.9
Total First Lien Notes	$2,075	$4,989
____________

(1)
The 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes were repaid during the third quarter of 2014 with the proceeds from the issuance of our Senior Unsecured Notes, together with cash on hand, which are described in further detail below.

(2)
In December 2014, we used cash on hand to redeem 10% of the original aggregate principal amount of our 2023 First Lien Notes, plus accrued and unpaid interest. On February 3, 2015, we additionally repurchased approximately $150 million of our 2023 First Lien Notes with the proceeds from our 2024 Senior Unsecured Notes, which is described in further detail below.

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
Subject to certain qualifications and exceptions, our First Lien Notes will, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional first lien indebtedness;

•	enter into certain types of commodity hedge agreements that can be secured by first lien collateral;

•	enter into sale and leaseback transactions;

•	create or incur liens; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries on a combined basis.
Senior Unsecured Notes
Our Senior Unsecured Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2014	2013	2014	2013
2023 Senior Unsecured Notes	$1,250	$—	5.6%	—%
2025 Senior Unsecured Notes	1,550	—	5.9	—
Total Senior Unsecured Notes	$2,800	$—
____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs and debt discount.
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
In February 2015, we issued $650 million in aggregate principal amount of 5.5% senior unsecured notes due 2024 in a public offering. The 2024 Senior Unsecured Notes bear interest at 5.5% per annum with interest payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2015. The 2024 Senior Unsecured Notes were issued at par, mature on February 1, 2024 and contain substantially similar covenant, qualifications, exceptions and limitations as our 2023 Senior Unsecured Notes and 2025 Senior Unsecured Notes. We used the net proceeds received from the issuance of our 2024 Senior Unsecured Notes to replenish cash on hand used for the acquisition of Fore River Energy Center in the fourth quarter of 2014 and to repurchase approximately $150 million of our 2023 First Lien Notes.
First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2014	2013	2014	2013
2018 First Lien Term Loans	$1,597	$1,614	4.3%	4.3%
2019 First Lien Term Loan	816	824	4.4	4.5
2020 First Lien Term Loan	386	390	4.3	4.3
Total First Lien Term Loans	$2,799	$2,828
____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs and debt discount.
Our First Lien Term Loans provide for senior secured term loan facilities and bear interest, at our option, at either (i) the base rate, equal to the higher of the Federal Funds effective rate plus 0.5% per annum or the Prime Rate (as such terms are defined in the First Lien Term Loans credit agreements), plus an applicable margin of 2.0%, or (ii) LIBOR plus 3.0% per annum subject to a LIBOR floor of 1.0%. An aggregate amount equal to 0.25% of the aggregate principal amount of the First Lien Term Loans will be payable at the end of each quarter with the remaining balance payable on the maturity date. The First Lien Term Loans are subject to certain qualifications and exceptions, similar to our First Lien Notes. The 2018 First Lien Term Loans have a maturity date of April 1, 2018. The 2019 First Lien Term Loan and 2020 First Lien Term Loan carries substantially the same terms as the 2018 First Lien Term Loans and matures on October 9, 2019 and October 31, 2020, respectively.
Project Financing, Notes Payable and Other
The components of our project financing, notes payable and other are (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2014	2013	2014	2013
Russell City due 2023	$591	$593	6.2%	4.9%
Steamboat due 2017	407	418	6.9	6.8
OMEC due 2019	325	335	6.9	6.9
Los Esteros due 2023	275	305	3.1	3.4
Pasadena(2)	122	135	8.9	8.9
Bethpage Energy Center 3 due 2020-2025(3)	82	88	7.0	7.0
Gilroy note payable due 2014	—	15	—	11.2
Other	8	12	—	—
Total	$1,810	$1,901
_____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs and debt discount or premium.

(2)	Represents a failed sale-leaseback transaction that is accounted for as financing transaction under U.S. GAAP.

(3)	Represents a weighted average of first and second lien loans for the weighted average effective interest rates.
Our project financings are collateralized solely by the capital stock or partnership interests, physical assets, contracts and/or cash flows attributable to the entities that own the power plants. The lenders’ recourse under these project financings is limited to such collateral.
CCFC Term Loans
Our CCFC Term Loans are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2014	2013	2014	2013
CCFC Term Loans	$1,596	$1,191	3.4%	3.3%
____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs and debt discount.
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
The CCFC Term Loans are secured by certain real and personal property of CCFC consisting primarily of seven natural gas-fired power plants. The CCFC Term Loans are not guaranteed by Calpine Corporation and are without recourse to Calpine Corporation or any of our non-CCFC subsidiaries or assets; however, CCFC generates the majority of its cash flows from an intercompany tolling agreement with Calpine Energy Services, L.P. and has various service agreements in place with other subsidiaries of Calpine Corporation.

Capital Lease Obligations
The following is a schedule by year of future minimum lease payments under capital leases and a failed sale-leaseback transaction related to our Pasadena Power Plant together with the present value of the net minimum lease payments as of December 31, 2014 (in millions):

	Sale-Leaseback Transactions(1)	Capital Lease	Total
2015	$25	$47	$72
2016	25	41	66
2017	17	39	56
2018	21	38	59
2019	21	20	41
Thereafter	85	151	236
Total minimum lease payments	194	336	530
Less: Amount representing interest	72	134	206
Present value of net minimum lease payments	$122	$202	$324
____________

(1)	Amounts are accounted for as financing transactions under U.S. GAAP and are included in our project financing, notes payable and other amounts above.
The primary types of property leased by us are power plants and related equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The remaining lease terms range up to 34 years (including lease renewal options). Some of the lease agreements contain customary restrictions on dividends up to Calpine Corporation, additional debt and further encumbrances similar to those typically found in project financing agreements. At December 31, 2014 and 2013, the asset balances for the leased assets totaled approximately $933 million and $862 million with accumulated amortization of $395 million and $343 million, respectively. Amortization of assets under capital leases is recorded in depreciation and amortization expense on our Consolidated Statements of Operations. See Note 15 for discussion of capital leases guaranteed by Calpine Corporation.
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at December 31, 2014 and 2013 (in millions):

	2014	2013
Corporate Revolving Facility	$223	$242
CDHI	214	218
Various project financing facilities	207	170
Total	$644	$630
On July 30, 2014, we executed Amendment No. 2 to the Corporate Revolving Facility to increase the capacity by an additional $500 million to $1.5 billion.
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
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative U.S. GAAP provisions of the fair value option for recording financial assets and financial liabilities. The following table details the fair values and carrying values of our debt instruments at December 31, 2014 and 2013 (in millions):

	2014		2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Notes	$2,247	$2,075	$5,317	$4,989
Senior Unsecured Notes	2,832	2,800	—	—
First Lien Term Loans	2,769	2,799	2,845	2,828
Project financing, notes payable and other(1)	1,734	1,688	1,772	1,766
CCFC Term Loans	1,540	1,596	1,179	1,191
Total	$11,122	$10,958	$11,113	$10,774
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$896	$—	$—	$896
Margin deposits	96	—	—	96
Commodity instruments:
Commodity exchange traded futures and swaps contracts	2,134	—	—	2,134
Commodity forward contracts(2)	—	195	164	359
Interest rate swaps	—	4	—	4
Total assets	$3,126	$199	$164	$3,489
Liabilities:
Margin deposits posted with us by our counterparties	$47	$—	$—	$47
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,870	—	—	1,870
Commodity forward contracts(2)	—	163	79	242
Interest rate swaps	—	114	—	114
Total liabilities	$1,917	$277	$79	$2,273

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,134	$—	$—	$1,134
Margin deposits	261	—	—	261
Commodity instruments:
Commodity exchange traded futures and swaps contracts	434	—	—	434
Commodity forward contracts(2)	—	75	32	107
Interest rate swaps	—	9	—	9
Total assets	$1,829	$84	$32	$1,945
Liabilities:
Margin deposits posted with us by our counterparties	$5	$—	$—	$5
Commodity instruments:
Commodity exchange traded futures and swaps contracts	495	—	—	495
Commodity forward contracts(2)	—	52	18	70
Interest rate swaps	—	129	—	129
Total liabilities	$500	$181	$18	$699
___________

(1)
As of December 31, 2014 and 2013, we had cash equivalents of $679 million and $889 million included in cash and cash equivalents and $217 million and $245 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.
At December 31, 2014 and 2013, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices; however, given the nature of our net derivative position, we do not believe that a significant change in market commodity prices would have a material impact on our level 3 net fair value. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at December 31, 2014 and 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2014
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$74	Discounted cash flow	Market price (per MWh)	$14.00 — $122.79/MWh
Natural Gas Contracts	$5	Discounted cash flow	Market price (per MMBtu)	$1.00 — $10.86/MMBtu
Power Congestion Products	$9	Discounted cash flow	Market price (per MWh)	$(19.56) — $19.56/MWh

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2013
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$7	Discounted cash flow	Market price (per MWh)	$28.92 — $53.15/MWh
Power Congestion Products	$7	Discounted cash flow	Market price (per MWh)	$(8.79) — $11.53/MWh
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Balance, beginning of period	$14	$16	$17
Realized and mark-to-market gains:
Included in net income:
Included in operating revenues(1)	70	5	8
Included in fuel and purchased energy expense(2)	5	—	—
Purchases, issuances and settlements:
Purchases	6	6	3
Issuances	—	(2)	(1)
Settlements	(10)	(11)	(11)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—	—
Transfers out of level 3(5)	—	—	—
Balance, end of period	$85	$14	$16
Change in unrealized gains relating to instruments still held at end of period	$75	$5	$8
___________

(1)	For power contracts and other power-related products, included on our Consolidated Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 during the years ended December 31, 2014, 2013 and 2012.

(4)	There were no transfers out of level 2 into level 3 for the years ended December 31, 2014, 2013 and 2012.

(5)	There were no transfers out of level 3 for the years ended December 31, 2014, 2013 and 2012.

8.	Derivative Instruments
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
We also engage in limited trading activities, as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management, related to our commodity derivative portfolio which exposes us to certain market risks that are segregated from the market risks of our underlying asset portfolio. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading gains and losses were not material for the years ended December 31, 2014, 2013 and 2012.
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of December 31, 2014, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 9 years.
As of December 31, 2014 and 2013, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify or were not designated under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	2014	2013
Power (MWh)	(62)	(29)
Natural gas (MMBtu)	291	448
Interest rate swaps	$1,431	$1,527
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of December 31, 2014, was $19 million for which we have posted collateral of $11 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $5 million would be required and that no counterparty could request immediate, full settlement.
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
Derivatives Not Designated as Hedging Instruments — We enter into power, natural gas, interest rate and environmental product transactions that primarily act as economic hedges to our asset and interest rate portfolio, but either do not qualify as hedges under the hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected. Changes in fair value of commodity derivatives not designated as hedging instruments are recognized currently in earnings and are separately stated on our Consolidated Statements of Operations in mark-to-market gain/loss as a component of operating revenues (for power and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas contracts, environmental product contracts, swaps and options). Changes in fair value of interest rate derivatives not designated as hedging instruments are recognized currently in earnings as interest expense (for interest rate swaps except as discussed below).
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
Derivatives Included on Our Consolidated Balance Sheet
The following tables present the fair values of our derivative instruments recorded on our Consolidated Balance Sheets by location and hedge type at December 31, 2014 and 2013 (in millions):

	December 31, 2014
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$2,058	$—	$2,058
Long-term derivative assets	435	4	439
Total derivative assets	$2,493	$4	$2,497

Current derivative liabilities	$1,738	$44	$1,782
Long-term derivative liabilities	374	70	444
Total derivative liabilities	$2,112	$114	$2,226
Net derivative assets (liabilities)	$381	$(110)	$271

	December 31, 2013
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$445	$—	$445
Long-term derivative assets	96	9	105
Total derivative assets	$541	$9	$550

Current derivative liabilities	$404	$47	$451
Long-term derivative liabilities	161	82	243
Total derivative liabilities	$565	$129	$694
Net derivative assets (liabilities)	$(24)	$(120)	$(144)

	December 31, 2014		December 31, 2013
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$4	$112	$9	$115
Total derivatives designated as cash flow hedging instruments	$4	$112	$9	$115

Derivatives not designated as hedging instruments:
Commodity instruments	$2,493	$2,112	$541	$565
Interest rate swaps	—	2	—	14
Total derivatives not designated as hedging instruments	$2,493	$2,114	$541	$579
Total derivatives	$2,497	$2,226	$550	$694
We elected not to offset fair value amounts recognized as derivative instruments on our Consolidated Balance Sheets that are executed with the same counterparty under master netting arrangements or other contractual netting provisions negotiated with the counterparty. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at December 31, 2014 and 2013 (in millions):

	December 31, 2014
	Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts Presented on our Consolidated Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$2,134	$(1,865)	$(269)	$—
Commodity forward contracts	359	(222)	—	137
Interest rate swaps	4	—	—	4
Total derivative assets	$2,497	$(2,087)	$(269)	$141
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,870)	$1,865	$5	$—
Commodity forward contracts	(242)	222	10	(10)
Interest rate swaps	(114)	—	—	(114)
Total derivative (liabilities)	$(2,226)	$2,087	$15	$(124)
Net derivative assets (liabilities)	$271	$—	$(254)	$17

	December 31, 2013
	Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts Presented on our Consolidated Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$434	$(420)	$(14)	$—
Commodity forward contracts	107	(60)	—	47
Interest rate swaps	9	—	—	9
Total derivative assets	$550	$(480)	$(14)	$56
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(495)	$420	$75	$—
Commodity forward contracts	(70)	60	1	(9)
Interest rate swaps	(129)	—	—	(129)
Total derivative (liabilities)	$(694)	$480	$76	$(138)
Net derivative assets (liabilities)	$(144)	$—	$62	$(82)
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

Derivatives Included on Our Consolidated Statements of Operations
Changes in the fair values of our derivative instruments (both assets and liabilities) are reflected either in cash for option premiums paid or collected, in OCI, net of tax, for the effective portion of derivative instruments which qualify for and we have elected cash flow hedge accounting treatment, or on our Consolidated Statements of Operations as a component of mark-to-market activity within our earnings.
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Realized gain (loss)(1)
Commodity derivative instruments	$110	$86	$387
Interest rate swaps	—	—	(157)
Total realized gain (loss)	$110	$86	$230

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$342	$(14)	$(82)
Interest rate swaps	11	2	154
Total mark-to-market gain (loss)	$353	$(12)	$72
Total activity, net	$463	$74	$302
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	2014	2013	2012
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$384	$(119)	$187
Derivatives contracts included in fuel and purchased energy expense	68	191	118
Interest rate swaps included in interest expense	11	2	11
Loss on interest rate derivatives	—	—	(14)
Total activity, net	$463	$74	$302
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Gains (Loss) Recognized in OCI (Effective Portion)(3)			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(4)
	2014	2013	2012	2014		2013		2012	Affected Line Item on the Consolidated Statements of Operations
Commodity derivative instruments(1):
Power derivative instruments	$—	$—	$(97)	$—		$—		$118	Commodity revenue
Natural gas derivative instruments	—	—	59	—		—		(66)	Commodity expense
Interest rate swaps(2)	(2)	86	(43)	(46)	(5)	(51)	(5)	(32)	Interest expense
Total(3)	$(2)	$86	$(81)	$(46)		$(51)		$20
____________

(1)
There were no commodity derivative instruments designated as cash flow hedges during the year ended December 31, 2014 and 2013. We recorded a gain on hedge ineffectiveness of $2 million related to our commodity derivative instruments designated as cash flow hedges during the year ended December 31, 2012.

(2)	We did not record any gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during the years ended December 31, 2014, 2013 and 2012.

(3)
We recorded income tax expense of nil and $3 million for the years ended December 31, 2014 and 2013, respectively, and an income tax benefit of $11 million for the year ended December 31, 2012, in AOCI related to our cash flow hedging activities.

(4)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $149 million, $148 million and $222 million at December 31, 2014, 2013 and 2012, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $12 million, $11 million and $20 million at December 31, 2014, 2013 and 2012, respectively.

(5)
Includes a loss of $10 million and $12 million that was reclassified from AOCI to interest expense for the years ended December 31, 2014 and 2013, respectively, where the hedged transactions are no longer expected to occur.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of December 31, 2014 and 2013 (in millions):

	2014	2013
Margin deposits(1)	$96	$261
Natural gas and power prepayments	22	28
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$118	$289

Letters of credit issued	$450	$488
First priority liens under power and natural gas agreements	48	31
First priority liens under interest rate swap agreements	116	132
Total letters of credit and first priority liens with our counterparties	$614	$651

Margin deposits posted with us by our counterparties(1)(3)	$47	$5
Letters of credit posted with us by our counterparties	61	2
Total margin deposits and letters of credit posted with us by our counterparties	$108	$7
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

(2)
At December 31, 2014 and 2013, $109 million and $272 million, respectively, were included in margin deposits and other prepaid expense and $9 million and $17 million, respectively, were included in other assets on our Consolidated Balance Sheets.

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
Income Tax Expense
The jurisdictional components of income from continuing operations before income tax expense, attributable to Calpine, for the years ended December 31, 2014, 2013 and 2012, are as follows (in millions):

	2014	2013	2012
U.S.	$942	$(13)	$194
International	26	29	24
Total	$968	$16	$218
The components of income tax expense from continuing operations for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in millions):

	2014	2013	2012
Current:
Federal	$(1)	$(2)	$(12)
State	19	(9)	16
Foreign	(1)	(1)	14
Total current	17	(12)	18
Deferred:
Federal	—	1	11
State	(1)	4	(5)
Foreign	6	9	(5)
Total deferred	5	14	1
Total income tax expense	$22	$2	$19
For the years ended December 31, 2014, 2013 and 2012, our income tax rates did not bear a customary relationship to statutory income tax rates, primarily as a result of the impact of our valuation allowance, state income taxes and changes in unrecognized tax benefits. A reconciliation of the federal statutory rate of 35% to our effective rate from continuing operations for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Federal statutory tax expense (benefit) rate	35.0%	35.0%	35.0%
State tax expense (benefit), net of federal benefit	1.9	(69.8)	3.2
Depletion in excess of basis	(0.3)	(14.7)	(0.2)
Federal refunds	—	—	(4.7)
Valuation allowances against future tax benefits	(35.8)	89.8	(30.3)
Valuation allowance related to foreign taxes	—	(19.8)	(8.2)
Distributions from foreign affiliates and foreign taxes	1.2	(10.8)	3.7
Intraperiod allocation	—	4.5	4.6
Change in unrecognized tax benefits	(0.4)	(30.1)	5.1
Disallowed compensation	0.1	11.7	0.4
Stock-based compensation	0.1	8.6	0.2
Lobbying contributions	0.1	3.3	0.3
Other differences	0.4	4.8	(0.4)
Effective income tax expense rate	2.3%	12.5%	8.7%

Deferred Tax Assets and Liabilities
The components of deferred income taxes as of December 31, 2014 and 2013, are as follows (in millions):

	2014	2013
Deferred tax assets:
NOL and credit carryforwards	$2,873	$3,120
Taxes related to risk management activities and derivatives	61	60
Reorganization items and impairments	216	262
Foreign capital losses	16	18
Other differences	—	104
Deferred tax assets before valuation allowance	3,166	3,564
Valuation allowance	(1,836)	(2,246)
Total deferred tax assets	1,330	1,318
Deferred tax liabilities:
Property, plant and equipment	(1,305)	(1,310)
Other differences	(21)	—
Total deferred tax liabilities	(1,326)	(1,310)
Net deferred tax asset	4	8
Less: Current portion deferred tax asset (liability)	(14)	12
Less: Non-current deferred tax asset	19	7
Deferred income tax liability, non-current	$(1)	$(11)
Intraperiod Tax Allocation — In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense (benefit) to continuing operations due to current OCI gains (losses) with a partial offsetting amount recognized in OCI. The following table details the effects of our intraperiod tax allocations for the years ended December 31, 2014, 2013 and 2012 (in millions).

	2014	2013	2012
Intraperiod tax allocation expense included in continuing operations	$—	$1	$9
Intraperiod tax allocation benefit included in OCI	$—	$(1)	$(9)
NOL Carryforwards — As of December 31, 2014, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.9 billion, which expire between 2023 and 2033, and NOL carryforwards in 22 states and the District of Columbia totaling approximately $4.0 billion, which expire between 2015 and 2034, substantially all of which are offset with a full valuation allowance. We also have approximately $800 million in foreign NOLs, which expire between 2026 and 2034, substantially all of which are offset with a full valuation allowance. The NOL carryforwards available are subject to limitations on their annual usage. Under federal and applicable state income tax laws, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the taxing authorities.
Deferred tax assets relating to tax benefits of employee stock-based compensation do not reflect stock options exercised and restricted stock that vested between 2011 and 2014. Some stock option exercises and restricted stock vestings result in tax deductions in excess of previously recorded deferred tax benefits based on the equity award value at the grant date. Although these additional tax benefits or “windfalls” are reflected in NOL carryforwards pursuant to accounting for stock-based compensation under U.S. GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable, which will not occur for Calpine until a future period. Accordingly, since the tax benefit does not reduce our current taxes payable for the years ended December 31, 2014 and 2013 due to NOL carryforwards, these windfall tax benefits are not reflected in our NOLs in deferred tax assets at December 31, 2014 and 2013. The cumulative windfall balance included in federal and state NOL carryforwards, but not reflected in gross deferred tax assets as of December 31, 2014 and 2013 were $37 million and $25 million for federal, respectively, and $21 million and $16 million for state, respectively.
Income Tax Audits — We remain subject to periodic audits and reviews by taxing authorities; however, we do not expect these audits will have a material effect on our tax provision. Any NOLs we claim in future years to reduce taxable income could be subject to IRS examination regardless of when the NOLs occurred. Any adjustment of state or federal returns would likely result in a reduction of deferred tax assets rather than a cash payment of income taxes in tax jurisdictions where we have NOLs.
Canadian Tax Audits — In January 2013, we received an adjusted reassessment on one of two transfer pricing issues that we were disputing with the Canadian Revenue Authority (“CRA”). We proposed a settlement of the adjusted reassessment with the CRA and the CRA accepted our proposal. The adjustment to our transfer pricing increased taxable income and was offset by existing NOLs to which a valuation allowance had been applied and did not have a material impact on our Consolidated Financial Statements.
On January 28, 2014, we received a letter from the CRA which informed us that they did not agree with our transfer price on the second issue and proposed an increase to taxable income for tax years 2006 and 2007. On June 6, 2014, we proposed a settlement, and on June 14, 2014, the CRA accepted our proposal. The adjustment to our transfer price increased taxable income for one of our Canadian affiliates and was offset by existing NOLs to which a valuation allowance had been applied. As part of the settlement, we agreed to pay some interest and withholding taxes which did not have a material impact on our Consolidated Financial Statements.
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
As of December 31, 2014, we have provided a valuation allowance of approximately $1.8 billion on certain federal, state and foreign tax jurisdiction deferred tax assets to reduce the amount of these assets to the extent necessary to result in an amount that is more likely than not to be realized. The net change in our valuation allowance was a decrease of $410 million for the year ended December 31, 2014 and $114 million for the year ended December 31, 2012 and an increase of $24 million for the year ended December 31, 2013, respectively; all primarily related to income generated in these periods.
As a result of a recent favorable response to an IRS letter ruling request, during the first quarter of 2014, we made an election which increased the tax basis of certain assets resulting in an increase to our net state deferred tax assets by approximately $18 million with a corresponding decrease in our state income tax expense.
Tangible Property Regulations — On September 13, 2013, the United States Treasury Department and the IRS issued final regulations providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. On January 24, 2014, the IRS issued procedural guidance pursuant to which taxpayers will be granted automatic consent to change their tax accounting methods to comply with the final regulations. These regulations did not have a material impact on our financial condition, results of operations or cash flows.
Unrecognized Tax Benefits
At December 31, 2014, we had unrecognized tax benefits of $56 million. If recognized, $13 million of our unrecognized tax benefits could impact the annual effective tax rate and $43 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact to our effective tax rate. We had accrued interest and penalties of $11 million and $13 million for income tax matters at December 31, 2014 and 2013, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Statements of Operations and recorded $(2) million, $(11) million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
A reconciliation of the beginning and ending amounts of our unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012, is as follows (in millions):

	2014	2013	2012
Balance, beginning of period	$(68)	$(92)	$(74)
Increases related to prior year tax positions	(4)	(7)	(19)
Decreases related to prior year tax positions	8	8	1
Decreases related to settlements	8	10	—
Decrease related to lapse of statute of limitations	—	13	—
Balance, end of period	$(56)	$(68)	$(92)

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
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. Reconciliations of the amounts used in the basic and diluted earnings per common share computations for the years ended December 31, 2014, 2013 and 2012, are as follows (shares in thousands):

	2014	2013	2012
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	404,837	440,666	467,752
Share-based awards	4,523	4,107	3,591
Weighted average shares outstanding (diluted)	409,360	444,773	471,343
We excluded the following items from diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012, because they were anti-dilutive (shares in thousands):

	2014	2013	2012
Share-based awards	2,859	5,062	10,302

12.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At December 31, 2014, there were 567,000 and 40,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively. At December 31, 2014, 186,816 shares and 13,077,526 shares remain available for future issuance under the Director Plan and the Equity Plan, respectively.
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

Stock-based compensation expense recognized for our equity classified share-based awards was $31 million, $34 million and $25 million for the years ended December 31, 2014, 2013 and 2012, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, there was unrecognized compensation cost of $26 million related to restricted stock which is expected to be recognized over a weighted average period of 1.1 years. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.
A summary of all of our non-qualified stock option activity for the Calpine Equity Incentive Plans for the year ended December 31, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2013	14,114,289	$18.25	3.1	$36
Granted	—	$—
Exercised	2,951,947	$16.20
Forfeited	69,122	$15.81
Expired	6,900	$17.69
Outstanding — December 31, 2014	11,086,320	$18.82	2.0	$43
Exercisable — December 31, 2014	10,336,806	$19.07	1.7	$38
Vested and expected to vest – December 31, 2014	11,076,617	$18.82	2.0	$43
The total intrinsic value of our employee stock options exercised was $21 million, $22 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total cash proceeds received from our employee stock options exercised was $20 million, $20 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
There were no stock options granted during the year ended December 31, 2014. The fair value of options granted during the years ended December 31, 2013 and 2012, was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table.

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

A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the year ended December 31, 2014, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2013	4,431,841	$16.45
Granted	1,885,049	$19.34
Forfeited	430,059	$17.67
Vested	1,684,963	$15.51
Nonvested — December 31, 2014	4,201,868	$18.01
The total fair value of our restricted stock and restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012, was approximately $35 million, $25 million and $20 million, respectively.
Liability Classified Share-Based Awards
During the first quarter of 2014, our Board of Directors approved the award of performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s TSR over the three-year performance period of January 1, 2014 through December 31, 2016 compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $5 million and $2 million for the years ended December 31, 2014 and 2013, respectively.
A summary of our performance share unit activity for the year ended December 31, 2014, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2013	449,798	$21.25
Granted	461,393	$22.56
Forfeited	28,400	$21.87
Vested(1)	15,312	$21.25
Nonvested — December 31, 2014	867,479	$21.93
___________

(1)
In accordance with the applicable performance share unit agreements, performance share units granted to employees who meet the retirement eligibility requirements stipulated in the Equity Plan are fully vested upon the later of the date on which the employee becomes eligible to retire or one-year anniversary of the grant date.

13.	Defined Contribution and Defined Benefit Plans
We maintain two defined contribution savings plans that are intended to be tax exempt under Sections 401(a) and 501(a) of the IRC. Our non-union plan generally covers employees who are not covered by a collective bargaining agreement, and our union plan covers employees who are covered by a collective bargaining agreement. We recorded expenses for these plans of approximately $12 million, $11 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively. Employer matching contributions are 100% of the first 5% of compensation a participant defers for the non-union plan. The employee deferral limit is 75% of eligible compensation under both plans.
We also maintain a defined benefit pension plan whereby retirement benefits are primarily a function of age attained, years of participation, years of service, vesting and level of compensation. As of December 31, 2014 and 2013, our pension assets, liabilities and related costs were not material to us. As of December 31, 2014 and 2013, there were approximately $15 million and $14 million in plan assets and approximately $24 million and $20 million in pension liabilities, respectively. Our net pension liability recorded on our Consolidated Balance Sheets as of December 31, 2014 and 2013, was approximately $9 million and $6 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized net periodic benefit costs of approximately $1 million, $2 million and $1 million, respectively. Our net periodic benefit cost is included in plant operating expense on our Consolidated Statements of Operations. As of December 31, 2014 and 2013, the total amount recognized in AOCI for actuarial losses related to pension obligation was approximately $5 million and $1 million, respectively.
In making our estimates of our pension obligation and related costs, we utilize discount rates, rates of compensation increases and rates of return on our assets that we believe are reasonable. Due to relatively small size of our pension liability (which is not considered material), significant changes in these assumptions would not have a material effect on our pension liability. During 2014 and 2013, we made contributions of approximately $2 million and $1 million, respectively, and estimated contributions to the pension plan are expected to be approximately $1 million in 2015. Estimated future benefit payments to participants in each of the next five years are expected to be approximately $1 million in each year.

14.	Capital Structure
Common Stock
Our authorized common stock consists of 1.4 billion shares of Calpine Corporation common stock. Common stock issued as of December 31, 2014 and 2013, was 502,287,022 shares and 497,841,056 shares, respectively, at a par value of $0.001 per share. Common stock outstanding as of December 31, 2014 and 2013, was 381,921,264 shares and 429,038,988 shares, respectively. The table below summarizes our common stock activity for the years ended December 31, 2014, 2013 and 2012.

	Shares Issued	Shares Held in Treasury	Shares Outstanding
Balance, December 31, 2011	490,468,815	(8,725,077)	481,743,738
Shares issued under Calpine Equity Incentive Plans	2,026,285	(284,376)	1,741,909
Share repurchase program	—	(26,436,677)	(26,436,677)
Balance, December 31, 2012	492,495,100	(35,446,130)	457,048,970
Shares issued under Calpine Equity Incentive Plans	5,345,956	(2,323,828)	3,022,128
Share repurchase program	—	(31,032,110)	(31,032,110)
Balance, December 31, 2013	497,841,056	(68,802,068)	429,038,988
Shares issued under Calpine Equity Incentive Plans	4,445,966	(1,879,167)	2,566,799
Share repurchase program	—	(49,684,523)	(49,684,523)
Balance, December 31, 2014	502,287,022	(120,365,758)	381,921,264
Treasury Stock
As of December 31, 2014 and 2013, we had treasury stock of 120,365,758 shares and 68,802,068 shares, respectively, with a cost of $2.3 billion and $1.2 billion, respectively. During 2014, we repurchased a total of 36.5 million shares of our outstanding common stock for approximately $789 million at an average price of $21.62 per share, excluding the shareholder transaction described below. In 2015, through the filing of this Report, we have repurchased a total of 5.8 million shares of our outstanding common stock for approximately $125 million at an average price of $21.68 per share. Our treasury stock also consists of our common stock withheld to satisfy federal, state and local income tax withholding requirements for vested employee restricted stock awards and net share employee stock options exercises under the Equity Plan. All treasury stock is held at cost.
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

15.	Commitments and Contingencies
Long-Term Service Agreements
As of December 31, 2014, the total estimated commitments for LTSAs associated with turbines were approximately $189 million. These commitments are payable over the terms of the respective agreements, which range from 1 to 11 years. LTSA future commitment estimates are based on the stated payment terms in the contracts at the time of execution and are subject to an annual inflationary adjustment. Certain of these agreements have terms that allow us to cancel the contracts for a fee. If we cancel such contracts, the estimated commitments remaining for LTSAs would be reduced.

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

	Initial Year	2015	2016	2017	2018	2019	Thereafter	Total
Land and other operating leases	various	$15	$16	$15	$15	$15	$201	$277
Power plant operating leases:
Greenleaf	1998	$4	$—	$—	$—	$—	$—	$4
KIAC	2000	23	22	22	22	30	—	119
Total power plant leases		$27	$22	$22	$22	$30	$—	$123
Total leases		$42	$38	$37	$37	$45	$201	$400
During the years ended December 31, 2014, 2013 and 2012, rent expense for power plant, land and other operating leases amounted to $46 million, $47 million and $51 million, respectively.
Production Royalties and Leases
We are obligated under numerous geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates or adjusted based on consumer price index changes and are not material. Under the terms of most geothermal leases, the royalties accrue as a percentage of power revenues. Certain properties also have net profits and overriding royalty interests that are in addition to the land base lease royalties. Some lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level. Production royalties for geothermal power plants for the years ended December 31, 2014, 2013 and 2012, were $28 million, $27 million and $22 million, respectively.
Office Leases
We lease our corporate and regional offices under noncancelable operating leases extending through 2020. Future minimum lease payments under these leases are as follows (in millions):

2015	$11
2016	10
2017	9
2018	9
2019	8
Thereafter	8
Total	$55
Lease payments are subject to adjustments for our pro rata portion of annual increases or decreases in building operating costs. During the years ended December 31, 2014, 2013 and 2012, rent expense for noncancelable operating leases was $11 million, $12 million and $12 million, respectively.

Natural Gas Purchases
We enter into natural gas purchase contracts of various terms with third parties to supply natural gas to our natural gas-fired power plants. The majority of our purchases are made in the spot market or under index-priced contracts. These contracts are accounted for as executory contracts and therefore not recognized as liabilities on our Consolidated Balance Sheet. At December 31, 2014, we had future commitments for the purchase, transportation, or storage of commodities as detailed below (in millions):

2015	$390
2016	297
2017	193
2018	152
2019	109
Thereafter	622
Total	$1,763
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
At December 31, 2014, guarantees of subsidiary debt, standby letters of credit and surety bonds to third parties and guarantees of subsidiary operating lease payments and their respective expiration dates were as follows (in millions):

Guarantee Commitments	2015	2016	2017	2018	2019	Thereafter	Total
Guarantee of subsidiary debt(1)	$37	$36	$26	$31	$30	$148	$308
Standby letters of credit(2)(3)(5)	572	14	20	—	—	38	644
Surety bonds(4)(5)(6)	—	—	—	—	—	4	4
Guarantee of subsidiary operating lease payments(5)	4	—	—	—	—	—	4
Total	$613	$50	$46	$31	$30	$190	$960
____________

(1)	Represents Calpine Corporation guarantees of certain power plant capital leases and related interest. All guaranteed capital leases are recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above represent those disclosed in Note 6.

(3)
Letters of credit are renewed annually and as such all amounts are reflected in the year of letter of credit expiration. The related commercial obligations extend for multiple years, therefore, renewal of the letter of credit will likely follow the term of the associated commercial obligation.

(4)	The majority of surety bonds do not have expiration or cancellation dates.

(5)	These are contingent off balance sheet obligations.

(6)	As of December 31, 2014, $2 million of cash collateral is outstanding related to these bonds.
We routinely arrange for the issuance of letters of credit and various forms of surety bonds to third parties in support of our subsidiaries’ contractual arrangements of the types described above and may guarantee the operating performance of some of our partially-owned subsidiaries up to our ownership percentage. The letters of credit issued under various credit facilities support risk management and other operational and construction activities. In the event a subsidiary were to fail to perform its obligations under a contract supported by such a letter of credit or surety bond, and the issuing bank or surety were to make payment to the third party, we would be responsible for reimbursing the issuing bank or surety within an agreed timeframe, typically a period of one to ten days. To the extent liabilities are incurred as a result of activities covered by letters of credit or the surety bonds, such liabilities are included on our Consolidated Balance Sheets.
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
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of December 31, 2014, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations.
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

16.	Segment and Significant Customer Information
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. During the third quarter of 2014, we altered the composition of our geographic segments to combine our former North and Southeast segments into one segment which was renamed the East segment. This change reflects the manner in which our geographic information is presented internally to our chief operating decision maker following the sale of six power plants in July 2014 from what was formerly our Southeast segment. Thus, at December 31, 2014, our reportable segments were West (including geothermal), Texas and East (including Canada). We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result.
Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Year Ended December 31, 2014
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$2,352	$3,229	$2,449	$—	$8,030
Intersegment revenues	6	23	47	(76)	—
Total operating revenues	$2,358	$3,252	$2,496	$(76)	$8,030
Commodity Margin(1)	$1,050	$760	$949	$—	$2,759
Add: Mark-to-market commodity activity, net and other(2)	220	142	48	(31)	379
Less:
Plant operating expense	385	313	302	(31)	969
Depreciation and amortization expense	245	191	168	(1)	603
Sales, general and other administrative expense	41	64	39	—	144
Other operating expenses	50	5	32	1	88
Impairment loss	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
(Income) from unconsolidated investments in power plants	—	—	(25)	—	(25)
Income from operations	549	329	1,111	—	1,989
Interest expense, net of interest income					639
Debt extinguishment costs and other (income) expense, net					367
Income before income taxes					$983

	Year Ended December 31, 2013
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,937	$2,347	$2,017	$—	$6,301
Intersegment revenues	5	(4)	117	(118)	—
Total operating revenues	$1,942	$2,343	$2,134	$(118)	$6,301
Commodity Margin(1)	$1,020	$632	$916	$—	$2,568
Add: Mark-to-market commodity activity, net and other(2)	(50)	51	27	(31)	(3)
Less:
Plant operating expense	365	269	292	(31)	895
Depreciation and amortization expense	227	165	203	(2)	593
Sales, general and other administrative expense	37	56	42	1	136
Other operating expenses	45	3	33	—	81
Impairment loss	16	—	—	—	16
(Income) from unconsolidated investments in power plants	—	—	(30)	—	(30)
Income from operations	280	190	403	1	874
Interest expense, net of interest income					690
Debt extinguishment costs and other (income) expense, net					164
Income before income taxes					$20

	Year Ended December 31, 2012
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,668	$1,857	$1,953	$—	$5,478
Intersegment revenues	10	61	38	(109)	—
Total operating revenues	$1,678	$1,918	$1,991	$(109)	$5,478
Commodity Margin(1)(3)(4)	$994	$570	$974	$—	$2,538
Add: Mark-to-market commodity activity, net and other(2)	(93)	87	(47)	(31)	(84)
Less:
Plant operating expense	368	247	337	(30)	922
Depreciation and amortization expense	203	142	219	(2)	562
Sales, general and other administrative expense	36	47	57	—	140
Other operating expenses	42	5	34	(3)	78
(Gain) on sale of assets, net	—	—	(222)	—	(222)
(Income) from unconsolidated investments in power plants	—	—	(28)	—	(28)
Income from operations	252	216	530	4	1,002
Interest expense, net of interest income					725
Loss on interest rate derivatives					14
Debt extinguishment costs and other (income) expense, net					45
Loss before income taxes					$218
__________

(1)
Our East segment includes Commodity Margin of $81 million, $152 million and $131 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the six power plants in our East segment that were sold in July 2014.

(2)
Includes $(5) million, $6 million and $1 million of lease levelization and $14 million, $14 million and $14 million of amortization expense for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Our East segment includes Commodity Margin of $52 million for the year ended December 31, 2012, related to Broad River, which was sold in December 2012.

(4)	Our East segment includes Commodity Margin of $73 million for the year ended December 31, 2012, related to Riverside Energy Center, LLC, which was sold in December 2012.
Significant Customers
For the years ended December 31, 2014 and 2012, we had only one significant customer, PJM Settlement, Inc. that individually accounted for more than 10% of our annual consolidated revenues. For the year ended December 31, 2013, we had two significant customers, PJM Settlement, Inc. and PG&E, that individually accounted for more than 10% of our annual consolidated revenues. Our revenues from PJM Settlement, Inc. for the years ended December 31, 2014, 2013 and 2012 were approximately $1.0 billion, $820 million and $713 million respectively, and were attributed to our East segment. Our revenues from PG&E was approximately $694 million for the year ended December 31, 2013, which was attributed to our West segment.

17.	Quarterly Consolidated Financial Data (unaudited)
Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, our restructuring activities (including asset sales), the completion of development projects, the timing and amount of curtailment of operations under the terms of certain PPAs, the degree of risk management and marketing, hedging, optimization and trading activities, energy commodity market prices and variations in levels of production. Furthermore, the majority of the dollar value of capacity payments under certain of our PPAs are received during the months of May through October.

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in millions, except per share amounts)
2014
Operating revenues	$1,939	$2,187	$1,939	$1,965
Income from operations	$390	$1,126	$329	$144
Net income (loss) attributable to Calpine	$210	$614	$139	$(17)
Net income (loss) per common share attributable to Calpine — Basic	$0.55	$1.54	$0.33	$(0.04)
Net income (loss) per common share attributable to Calpine — Diluted	$0.54	$1.52	$0.33	$(0.04)

2013
Operating revenues	$1,438	$2,050	$1,572	$1,241
Income from operations	$151	$597	$122	$4
Net income (loss) attributable to Calpine	$(97)	$306	$(70)	$(125)
Net income (loss) per common share attributable to Calpine — Basic	$(0.23)	$0.70	$(0.16)	$(0.28)
Net income (loss) per common share attributable to Calpine — Diluted	$(0.23)	$0.70	$(0.16)	$(0.28)

CALPINE CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Deductions(1)	Balance at End of Year
	(in millions)
Year Ended December 31, 2014
Allowance for doubtful accounts	$5	$(1)	$—	$—	$4
Deferred tax asset valuation allowance	2,246	(410)	—	—	1,836
Year Ended December 31, 2013
Allowance for doubtful accounts	$6	$4	$(5)	$—	$5
Deferred tax asset valuation allowance	2,222	24	—	—	2,246
Year Ended December 31, 2012
Allowance for doubtful accounts	$13	$(1)	$(1)	$(5)	$6
Deferred tax asset valuation allowance	2,336	(114)	—	—	2,222
_____________

(1)	Represents write-offs of accounts considered to be uncollectible and previously reserved.

EXHIBIT INDEX

Exhibit Number	Description
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

2.3
Purchase and Sale Agreement by and between Riverside Energy Center, LLC and Calpine Development Holdings, Inc., as Sellers and Public Service Company of Colorado, as Purchaser dated as of April 2, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).**,††

2.4
Purchase Agreement by and among Pepco Holdings, Inc., Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC dated as of April 20, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on July 8, 2010).**

2.5
Purchase and Sale Agreement, dated April 17, 2014, among Calpine Corporation, Calpine Project Holdings, Inc., Calgen Expansion Company, LLC and NatGen Southeast Power LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

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

4.30
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2020 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.31
Fifth Supplemental Indenture, dated as of July 22, 2014, between the Company and Wilmington Trust Company, governing the 2021 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.32
Indenture, dated July 8, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3ASR filed with the SEC on July 8, 2014).

4.33
First Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2023 Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.34
Second Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2025 Notes (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.35	Form of 2023 Note, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

4.36	Form of 2025 Note, incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

10.1	Financing Agreements.

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

10.1.1.13
Amendment to the Credit Agreement, dated February 20, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC (“GSLP”) as administrative agent and as collateral agent, CoBank ACB, ING Capital LLC., Royal Bank of Canada, and The Royal Bank of Scotland PLC as co-documentation agents, GSLP, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Union Bank, N.A., as joint lead arrangers, joint bookrunners and co-syndication agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014).

10.1.1.14
Incremental Term B-2 Loan Commitment Supplement to the Credit Agreement, dated February 26, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party hereto, and Goldman Sachs Lending Partners, LLC as administrative agent and as collateral agent under the Credit Agreement, dated as of May 3, 2013 and as amended on February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014).

10.1.1.15	Calpine Guarantee, dated April 17, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.16
LS Power Equity Partners Guarantee, dated April 17, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.17
Confidentiality and Non-Disclosure Agreement, dated February 19, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.18
Amendment to Confidentiality and Non-disclosure Agreement, dated April 17, 2014 incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014.

10.1.1.19
Amendment No. 2 to the Credit Agreement, dated as of July 30, 2014, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014).

Exhibit Number	Description
10.1.1.20
Share Repurchase Agreement, dated July 8, 2014, by and between Calpine Corporation and LSP Cal Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2014).

10.2	Management Contracts or Compensatory Plans, Contracts or Arrangements.

10.2.1.1
Employment Agreement, dated August 10, 2008, between the Company and Jack A. Fusco (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Jack A. Fusco) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.3
Non-Qualified Stock Option Agreement between the Company and Jack Fusco, dated August 11, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.1.4
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.1.5
Restricted Stock Award Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.2
Letter Agreement, dated December 17, 2008, between the Company and Zamir Rauf (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 19, 2008).†

10.2.3.1
Letter Agreement, dated September 1, 2008, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (John B. (Thad) Hill) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.3
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.3.4
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated November 3, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2010).†

10.2.3.5
Amendment to the Letter Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.3.6
Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.3.7
Employment Agreement, dated November 6, 2013, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.2.3.7 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014).†

10.2.3.8
Restricted Stock Agreement Pursuant to the Amended and Restated 2008 Equity Incentive Plan, dated May 13, 2014 among John B. Hill and Calpine Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014).†

10.2.4.1
Employment Agreement, dated August 11, 2008, between the Company and W. Thaddeus Miller (incorporated by reference to Exhibit 10.2.7 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).†

Exhibit Number	Description
10.2.4.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Thaddeus Miller) (incorporated by reference to Exhibit 4.4 to Calpine’s Registration Statement on Form S-8 (Registration No. 333-153860) filed with the SEC on October 6, 2008).†

10.2.4.3
Non-Qualified Stock Option Agreement between the Company and W. Thaddeus Miller, dated August 11, 2010 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.4.4
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.5 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.4.5
Restricted Stock Award Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.6 to Calpine’s Current Report on Form 8-K filed, with the SEC on December 26, 2012).†

10.2.5
Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.2.5 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010).†

10.2.6
Calpine Corporation 2010 Calpine Incentive Plan (incorporated by reference to Exhibit 10.6 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).†

10.2.7
Calpine Corporation 2009 Calpine Incentive Plan (incorporated by reference to Exhibit 10.2 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).†

10.2.7.1
The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.7.2
Form of Non-Qualified Stock Option Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.7.3
Form of Restricted Stock Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.4 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.8
The Amended and Restated Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Annex A to Calpine’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2010).†

10.2.10
Letter Agreement, dated December 30, 2008, between the Company and Jim D. Deidiker (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K filed with the SEC on January 8, 2009).†

10.2.11
Calpine Corporation Amended and Restated Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2013).†

10.2.12
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated February 28, 2013 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.13
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.14
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.15
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker, dated February 28, 2013 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

Exhibit Number	Description
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

10.2.21
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014)(incorporated by reference to Exhibit 10.4 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.22
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.5 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.23
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.6 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.24
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill, Zamir Rauf and Jim D. Deidiker (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.7 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

12.1	Computation of ratio of earnings to fixed charges.*

18.1
Letter of preferability regarding change in accounting principle from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010).

21.1	Subsidiaries of the Company.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this Form 10-K).*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
_______________

*	Filed herewith.

‡	Furnished herewith.

†	Management contract or compensatory plan, contract or arrangement.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Calpine will furnish supplementally a copy of any omitted schedule to the SEC upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.