Form 10-Q
period 2015-03-31
CALPINE CORP
filed 2015-05-01
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 372,345,009 shares of common stock, par value $0.001, were outstanding as of April 29, 2015.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

i

DEFINITIONS
As used in this report for the quarter ended March 31, 2015 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION
2014 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015

2018 First Lien Term Loans	Collectively, the $1.3 billion first lien senior secured term loan dated March 9, 2011 and the $360 million first lien senior secured term loan dated June 17, 2011

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
Non-GAAP financial measure that includes power and steam revenues, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, environmental compliance expense, and realized settlements from our marketing, hedging, optimization and trading activities, but excludes our mark-to-market activity and other revenues

Commodity revenue
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

CPUC	California Public Utilities Commission

Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

EBITDA	Net income (loss) attributable to Calpine before net (income) loss attributable to the noncontrolling interest, interest, taxes, depreciation and amortization

EPA	U.S. Environmental Protection Agency

Equity Plan	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan

ERCOT	Electric Reliability Council of Texas

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

ABBREVIATION	DEFINITION
FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2023 First Lien Notes and the 2024 First Lien Notes

First Lien Term Loans	Collectively, the 2018 First Lien Term Loans, the 2019 First Lien Term Loan and the 2020 First Lien Term Loan

GE	General Electric International, Inc.

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 14 operating power plants

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s)

ISO-NE	ISO New England Inc., an independent nonprofit RTO serving states in the New England area, including Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NOL(s)	Net operating loss(es)

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OTC	Over-the-Counter

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

Risk Management Policy
Calpine’s policy applicable to all employees, contractors, representatives and agents, which defines the risk management framework and corporate governance structure for commodity risk, interest rate risk, currency risk and other risks

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

Whitby
Whitby Cogeneration Limited Partnership, a 50% partnership interest between certain of our subsidiaries and a third party, which operates Whitby, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada

v

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

•
Our ability to manage our liquidity needs, access the capital markets when necessary and to comply with covenants under our Senior Unsecured Notes, First Lien Notes, First Lien Term Loans, Corporate Revolving Facility, CCFC Term Loans and other existing financing obligations;

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

•
Natural disasters, such as hurricanes, earthquakes, droughts and floods, acts of terrorism or cyber attacks that may impact our power plants or the markets our power plants serve and our corporate headquarters;

•	Disruptions in or limitations on the transportation of natural gas, fuel oil and transmission of power;

•	Our ability to manage our customer and counterparty exposure and credit risk, including our commodity positions;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions that may arise from noncompliance with market rules promulgated by the SEC, CFTC, FERC and other regulatory bodies; and

•	Other risks identified in this Report, in our 2014 Form 10-K and in other reports filed by us with the SEC.

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

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$1,638	$2,048
Mark-to-market gain (loss)	3	(86)
Other revenue	5	3
Operating revenues	1,646	1,965
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,077	1,370
Mark-to-market (gain)	(67)	(13)
Fuel and purchased energy expense	1,010	1,357
Plant operating expense	260	265
Depreciation and amortization expense	158	153
Sales, general and other administrative expense	37	33
Other operating expenses	20	22
Total operating expenses	1,485	1,830
(Income) from unconsolidated investments in power plants	(5)	(9)
Income from operations	166	144
Interest expense	154	166
Interest (income)	(1)	(1)
Debt extinguishment costs	19	1
Other (income) expense, net	2	10
Loss before income taxes	(8)	(32)
Income tax benefit	(1)	(19)
Net loss	(7)	(13)
Net income attributable to the noncontrolling interest	(3)	(4)
Net loss attributable to Calpine	$(10)	$(17)

Basic and diluted loss per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	372,935	420,105
Net loss per common share attributable to Calpine — basic and diluted	$(0.03)	$(0.04)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net loss	$(7)	$(13)
Cash flow hedging activities:
Loss on cash flow hedges before reclassification adjustment for cash flow hedges realized in net loss	(18)	(13)
Reclassification adjustment for loss on cash flow hedges realized in net loss	12	13
Foreign currency translation loss	(12)	(6)
Income tax expense	—	—
Other comprehensive loss	(18)	(6)
Comprehensive loss	(25)	(19)
Comprehensive (income) attributable to the noncontrolling interest	(2)	(4)
Comprehensive loss attributable to Calpine	$(27)	$(23)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($296 and $229 attributable to VIEs)	$796	$717
Accounts receivable, net of allowance of $5 and $4	503	648
Inventories	486	447
Margin deposits and other prepaid expense	150	148
Restricted cash, current ($99 and $106 attributable to VIEs)	162	195
Derivative assets, current	1,858	2,058
Other current assets	17	7
Total current assets	3,972	4,220
Property, plant and equipment, net ($4,300 and $4,342 attributable to VIEs)	13,178	13,190
Restricted cash, net of current portion ($46 and $48 attributable to VIEs)	47	49
Investments in power plants	88	95
Long-term derivative assets	711	439
Other assets ($161 and $164 attributable to VIEs)	386	385
Total assets	$18,382	$18,378
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456	$580
Accrued interest payable	163	165
Debt, current portion ($146 and $150 attributable to VIEs)	197	199
Derivative liabilities, current	1,643	1,782
Other current liabilities	385	473
Total current liabilities	2,844	3,199
Debt, net of current portion ($3,199 and $3,242 attributable to VIEs)	11,520	11,083
Long-term derivative liabilities	572	444
Other long-term liabilities	241	221
Total liabilities	15,177	14,947

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 504,015,575 and 502,287,022 shares issued, respectively, and 373,837,359 and 381,921,264 shares outstanding, respectively	1	1
Treasury stock, at cost, 130,178,216 and 120,365,758 shares, respectively	(2,557)	(2,345)
Additional paid-in capital	12,453	12,440
Accumulated deficit	(6,550)	(6,540)
Accumulated other comprehensive loss	(195)	(178)
Total Calpine stockholders’ equity	3,152	3,378
Noncontrolling interest	53	53
Total stockholders’ equity	3,205	3,431
Total liabilities and stockholders’ equity	$18,382	$18,378

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net loss	$(7)	$(13)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense(1)	171	164
Deferred income taxes	—	(13)
Mark-to-market activity, net	(71)	72
(Income) from unconsolidated investments in power plants	(5)	(9)
Return on unconsolidated investments in power plants	—	13
Stock-based compensation expense	11	10
Other	(2)	(2)
Change in operating assets and liabilities:
Accounts receivable	120	(75)
Derivative instruments, net	(17)	(87)
Other assets	(28)	29
Accounts payable and accrued expenses	(204)	106
Other liabilities	15	(72)
Net cash provided by (used in) operating activities	(17)	123
Cash flows from investing activities:
Purchases of property, plant and equipment	(162)	(119)
Purchase of Guadalupe Energy Center	—	(656)
Decrease in restricted cash	35	6
Other	(1)	—
Net cash used in investing activities	(128)	(769)
Cash flows from financing activities:
Borrowings under CCFC Term Loans	—	420
Repayment of CCFC Term Loans and First Lien Term Loans	(11)	(11)
Borrowings under Senior Unsecured Notes	650	—
Repurchase of First Lien Notes	(147)	—
Repayments of project financing, notes payable and other	(58)	(43)
Financing costs	(11)	(10)
Stock repurchases	(202)	(140)
Proceeds from exercises of stock options	3	4
Net cash provided by financing activities	224	220
Net increase (decrease) in cash and cash equivalents	79	(426)
Cash and cash equivalents, beginning of period	717	941
Cash and cash equivalents, end of period	$796	$515

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$146	$225
Income taxes	$6	$8

Supplemental disclosure of non-cash investing activities:
Change in capital expenditures included in accounts payable	$(22)	$(9)
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Condensed Statements of Operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
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
Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2014, included in our 2014 Form 10-K. The results for interim periods are not indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues, timing of major maintenance expense, variations resulting from the application of the method to calculate the provision for income tax for interim periods, volatility of commodity prices and mark-to-market gains and losses from commodity and interest rate derivative contracts.
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
Restricted Cash — Certain of our debt agreements, lease agreements or other operating agreements require us to establish and maintain segregated cash accounts, the use of which is restricted. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases or with applicable regulatory requirements. Funds that are expected to be used to satisfy obligations due during the next 12 months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on our Consolidated Condensed Balance Sheets and Statements of Cash Flows.

The table below represents the components of our restricted cash as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015			December 31, 2014
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$12	$24	$36	$10	$25	$35
Rent reserve	2	—	2	4	—	4
Construction/major maintenance	60	17	77	54	17	71
Security/project/insurance	88	4	92	127	5	132
Other	—	2	2	—	2	2
Total	$162	$47	$209	$195	$49	$244
Property, Plant and Equipment, Net — At March 31, 2015 and December 31, 2014, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2015	December 31, 2014	Depreciable Lives
Buildings, machinery and equipment	$16,092	$16,059	3 – 47 Years
Geothermal properties	1,314	1,294	13 – 59 Years
Other	205	203	3 – 47 Years
	17,611	17,556
Less: Accumulated depreciation	5,122	4,984
	12,489	12,572
Land	119	120
Construction in progress	570	498
Property, plant and equipment, net	$13,178	$13,190
Capitalized Interest — The total amount of interest capitalized was $5 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.
Treasury Stock — During the three months ended March 31, 2015, we repurchased a total of 9.3 million shares of our outstanding common stock for approximately $202 million at an average price of $21.57 per share. Additionally, we withheld shares with a value of $10 million to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees under the Equity Plan.
Acquisition of Fore River Energy Center — During the three months ended March 31, 2015, there were no material adjustments made to the initial purchase price allocation recorded in the fourth quarter of 2014 related to our acquisition of Fore River Energy Center. Although the purchase price allocation has not been finalized, we do not expect to record any material adjustments to the preliminary purchase price allocation nor do we expect to recognize any goodwill as a result of this acquisition.
New Accounting Standards and Disclosure Requirements
Revenue Recognition — In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.” The comprehensive new revenue recognition standard will supersede all existing revenue recognition guidance. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period and allows for either full retrospective or modified retrospective adoption with early adoption being prohibited. We are currently assessing the future impact this standard may have on our financial condition, results of operations or cash flows.

Consolidation — In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis.” This standard amends the consolidation model used in determining whether a reporting entity should consolidate the financial results of certain of its partially- and wholly-owned subsidiaries. All of our subsidiaries are subject to reevaluation under the revised consolidation model. Specifically, the amendments (i) modify the evaluation of whether limited partnerships and similar legal entities are voting interest entities or VIEs, (ii) eliminate the presumption that a general partner should consolidate the financial results of a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide an exception for certain types of entities. This standard is effective for fiscal periods beginning after December 15, 2015, including interim periods within that reporting period and allows for either full retrospective or modified retrospective adoption with early adoption permitted. We are currently assessing the future impact this standard may have but do not anticipate a material impact on our financial condition, results of operations or cash flows.

Debt Issuance Costs — In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with the presentation of debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period and requires retrospective adoption with early adoption permitted. We do not anticipate a material impact on our financial condition, results of operations or cash flows as a result of adopting this standard.

Cloud Computing Arrangements — In April 2015, the FASB issued Accounting Standards Update 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance regarding whether a cloud computing arrangement represents a software license or a service contract. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods and allows for either prospective or retrospective adoption with early adoption permitted. We are currently assessing the future impact this standard may have on our financial condition, results of operations or cash flows.

2.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the three months ended March 31, 2015. See Note 5 in our 2014 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 10,365 MW at both March 31, 2015 and December 31, 2014. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil and $40 million during the three months ended March 31, 2015 and 2014, respectively.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Condensed Balance Sheets. At March 31, 2015 and December 31, 2014, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of March 31, 2015	March 31, 2015	December 31, 2014
Greenfield LP	50%	$69	$78
Whitby	50%	19	17
Total investments in power plants		$88	$95
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At March 31, 2015 and December 31, 2014, equity method investee debt was approximately $310 million and $342 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $155 million and $171 million at March 31, 2015 and December 31, 2014, respectively.
Our equity interest in the net income from Greenfield LP and Whitby for the three months ended March 31, 2015 and 2014, is recorded in (income) from unconsolidated investments in power plants on our Consolidated Condensed Statements of Operations. The following table sets forth details of our (income) from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended March 31,
	2015	2014
Greenfield LP	$(2)	$(5)
Whitby	(3)	(4)
Total	$(5)	$(9)

Distributions from Greenfield LP were nil during each of the three months ended March 31, 2015, and 2014. Distributions from Whitby were nil and $13 million during the three months ended March 31, 2015 and 2014, respectively.
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
Significant Unconsolidated Subsidiary — Whitby met the criteria of a significant unconsolidated subsidiary for the three months ended March 31, 2015, based upon the relationship of our equity income from our investment to our consolidated net loss before taxes. The summarized financial data for Whitby for the three months ended March 31, 2015 and 2014, are set forth below (in millions):
Whitby
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$15	$15
Operating expenses	9	7
Net income	$6	$8

3.	Debt
Our debt at March 31, 2015 and December 31, 2014, was as follows (in millions):

	March 31, 2015	December 31, 2014
Senior Unsecured Notes	$3,450	$2,800
First Lien Term Loans	2,792	2,799
First Lien Notes	1,928	2,075
Project financing, notes payable and other	1,762	1,810
CCFC Term Loans	1,592	1,596
Capital lease obligations	193	202
Subtotal	11,717	11,282
Less: Current maturities	197	199
Total long-term debt	$11,520	$11,083
Our effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, decreased to 5.5% for the three months ended March 31, 2015, from 6.2% for the same period in 2014. The issuance of our Senior Unsecured Notes in July 2014 and February 2015 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes with unsecured debt carrying lower interest rates.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	March 31, 2015	December 31, 2014
2023 Senior Unsecured Notes	$1,250	$1,250
2024 Senior Unsecured Notes	650	—
2025 Senior Unsecured Notes	1,550	1,550
Total Senior Unsecured Notes	$3,450	$2,800
In February 2015, we issued $650 million in aggregate principal amount of 5.5% senior unsecured notes due 2024 in a public offering. The 2024 Senior Unsecured Notes bear interest at 5.5% per annum with interest payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2015. The 2024 Senior Unsecured Notes were issued at par, mature on February 1, 2024 and contain substantially similar covenants, qualifications, exceptions and limitations as our 2023 Senior Unsecured Notes and 2025 Senior Unsecured Notes. We used the net proceeds received from the issuance of our 2024 Senior Unsecured Notes to replenish cash on hand used for the acquisition of Fore River Energy Center in the fourth quarter of 2014, to repurchase approximately $147 million of our 2023 First Lien Notes and for general corporate purposes. During the first quarter of 2015, we recorded approximately $9 million in deferred financing costs related to the issuance of our 2024 Senior Unsecured Notes and approximately $19 million in debt extinguishment costs related to the partial repurchase of our 2023 First Lien Notes.
First Lien Term Loans
The amounts outstanding under our First Lien Term Loans are summarized in the table below (in millions):

	March 31, 2015	December 31, 2014
2018 First Lien Term Loans	$1,593	$1,597
2019 First Lien Term Loan	814	816
2020 First Lien Term Loan	385	386
Total First Lien Term Loans	$2,792	$2,799

First Lien Notes
The amounts outstanding under our First Lien Notes are summarized in the table below (in millions):

	March 31, 2015	December 31, 2014
2022 First Lien Notes	$745	$745
2023 First Lien Notes(1)	693	840
2024 First Lien Notes	490	490
Total First Lien Notes	$1,928	$2,075
____________

(1)	On February 3, 2015, we repurchased approximately $147 million of our 2023 First Lien Notes with the proceeds from our 2024 Senior Unsecured Notes, which is described in further detail above.
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
Corporate Revolving Facility(1)	$202	$223
CDHI	235	214
Various project financing facilities	186	207
Total	$623	$644
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. The following table details the fair values and carrying values of our debt instruments at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,462	$3,450	$2,832	$2,800
First Lien Term Loans	2,795	2,792	2,769	2,799
First Lien Notes	2,091	1,928	2,247	2,075
Project financing, notes payable and other(1)	1,691	1,655	1,734	1,688
CCFC Term Loans	1,580	1,592	1,540	1,596
Total	$11,619	$11,417	$11,122	$10,958
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

We measure the fair value of our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes and CCFC Term Loans using market information, including quoted market prices or dealer quotes for the identical liability when traded as an asset (categorized as level 2). We measure the fair value of our project financing, notes payable and other debt instruments using discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements (categorized as level 3). We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$965	$—	$—	$965
Margin deposits	107	—	—	107
Commodity instruments:
Commodity exchange traded futures and swaps contracts	2,037	—	—	2,037
Commodity forward contracts(2)	—	295	233	528
Interest rate swaps	—	4	—	4
Total assets	$3,109	$299	$233	$3,641
Liabilities:
Margin deposits posted with us by our counterparties	$40	$—	$—	$40
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,814	—	—	1,814
Commodity forward contracts(2)	—	253	30	283
Interest rate swaps	—	118	—	118
Total liabilities	$1,854	$371	$30	$2,255

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$896	$—	$—	$896
Margin deposits	96	—	—	96
Commodity instruments:
Commodity exchange traded futures and swaps contracts	2,134	—	—	2,134
Commodity forward contracts(2)	—	195	164	359
Interest rate swaps	—	4	—	4
Total assets	$3,126	$199	$164	$3,489
Liabilities:
Margin deposits posted with us by our counterparties	$47	$—	$—	$47
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,870	—	—	1,870
Commodity forward contracts(2)	—	163	79	242
Interest rate swaps	—	114	—	114
Total liabilities	$1,917	$277	$79	$2,273
___________

(1)
As of March 31, 2015 and December 31, 2014, we had cash equivalents of $757 million and $679 million included in cash and cash equivalents and $208 million and $217 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

At March 31, 2015 and December 31, 2014, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at March 31, 2015 and December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2015
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$201	Discounted cash flow	Market price (per MWh)	$13.43 — $123.25/MWh

	December 31, 2014
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$74	Discounted cash flow	Market price (per MWh)	$14.00 — $122.79/MWh
Natural Gas Contracts	$5	Discounted cash flow	Market price (per MMBtu)	$1.00 — $10.86/MMBtu
Power Congestion Products	$9	Discounted cash flow	Market price (per MWh)	$(19.56) — $19.56/MWh
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$85	$14
Realized and mark-to-market gains (losses):
Included in net loss:
Included in operating revenues(1)	131	(10)
Included in fuel and purchased energy expense(2)	3	5
Purchases and settlements:
Purchases	2	1
Settlements	(10)	(3)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	(1)	—
Transfers out of level 3(5)	(7)	1
Balance, end of period	$203	$8
Change in unrealized gains (losses) relating to instruments still held at end of period	$134	$(5)
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three months ended March 31, 2015 and 2014.

(4)
We had $(1) million in losses transferred out of level 2 into level 3 for the three months ended March 31, 2015. There were no transfers out of level 2 into level 3 for the three months ended March 31, 2014.

(5)
We had $(7) million in gains and $1 million in losses transferred out of level 3 into level 2 for the three months ended March 31, 2015 and 2014, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities, as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management, related to our commodity derivative portfolio which exposes us to certain market risks that are segregated from the market risks of our underlying asset portfolio. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading gains and losses were not material for the three months ended March 31, 2015 and 2014.
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of March 31, 2015, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 9 years.
As of March 31, 2015 and December 31, 2014, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify or were not designated under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	March 31, 2015	December 31, 2014
Power (MWh)	(79)	(62)
Natural gas (MMBtu)	693	291
Environmental credits (Tonnes)	1	—
Interest rate swaps	$1,419	$1,431
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of March 31, 2015, was $16 million for which we have posted collateral of $10 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $8 million would be required and that no counterparty could request immediate, full settlement.
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

Cash Flow Hedges — We report the effective portion of the mark-to-market gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014, we did not have any commodity derivative instruments designated as cash flow hedges. Gains and losses due to ineffectiveness on interest rate hedging instruments are recognized currently in earnings as a component of interest expense. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value are recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction impacts earnings or until it is determined that the forecasted transaction is probable of not occurring.
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
Derivatives Included on Our Consolidated Condensed Balance Sheets
The following tables present the fair values of our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$1,858	$—	$1,858
Long-term derivative assets	707	4	711
Total derivative assets	$2,565	$4	$2,569

Current derivative liabilities	$1,600	$43	$1,643
Long-term derivative liabilities	497	75	572
Total derivative liabilities	$2,097	$118	$2,215
Net derivative asset (liabilities)	$468	$(114)	$354

	December 31, 2014
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$2,058	$—	$2,058
Long-term derivative assets	435	4	439
Total derivative assets	$2,493	$4	$2,497

Current derivative liabilities	$1,738	$44	$1,782
Long-term derivative liabilities	374	70	444
Total derivative liabilities	$2,112	$114	$2,226
Net derivative asset (liabilities)	$381	$(110)	$271

	March 31, 2015		December 31, 2014
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$4	$117	$4	$112
Total derivatives designated as cash flow hedging instruments	$4	$117	$4	$112

Derivatives not designated as hedging instruments:
Commodity instruments	$2,565	$2,097	$2,493	$2,112
Interest rate swaps	—	1	—	2
Total derivatives not designated as hedging instruments	$2,565	$2,098	$2,493	$2,114
Total derivatives	$2,569	$2,215	$2,497	$2,226
We elected not to offset fair value amounts recognized as derivative instruments on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements or other contractual netting provisions negotiated with the counterparty. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$2,037	$(1,810)	$(227)	$—
Commodity forward contracts	528	(263)	(1)	264
Interest rate swaps	4	—	—	4
Total derivative assets	$2,569	$(2,073)	$(228)	$268
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,814)	$1,810	$4	$—
Commodity forward contracts	(283)	263	10	(10)
Interest rate swaps	(118)	—	—	(118)
Total derivative (liabilities)	$(2,215)	$2,073	$14	$(128)
Net derivative assets (liabilities)	$354	$—	$(214)	$140

	December 31, 2014
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$2,134	$(1,865)	$(269)	$—
Commodity forward contracts	359	(222)	—	137
Interest rate swaps	4	—	—	4
Total derivative assets	$2,497	$(2,087)	$(269)	$141
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,870)	$1,865	$5	$—
Commodity forward contracts	(242)	222	10	(10)
Interest rate swaps	(114)	—	—	(114)
Total derivative (liabilities)	$(2,226)	$2,087	$15	$(124)
Net derivative assets (liabilities)	$271	$—	$(254)	$17
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2015	2014
Realized gain (loss)(1)
Commodity derivative instruments	$59	$(39)
Total realized gain (loss)	$59	$(39)

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$70	$(73)
Interest rate swaps	1	1
Total mark-to-market gain (loss)	$71	$(72)
Total activity, net	$130	$(111)
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2015	2014
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$119	$(237)
Derivatives contracts included in fuel and purchased energy expense	10	125
Interest rate swaps included in interest expense	1	1
Total activity, net	$130	$(111)
Derivatives Included in OCI and AOCI
We do not have any commodity derivative instruments that were designated as cash flow hedges during the three months ended March 31, 2015 and 2014. The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2015	2014	2015	2014	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate swaps(1)(2)	$(6)	$—	$(12)	$(13)	Interest expense
____________

(1)	We did not record any gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during the three months ended March 31, 2015 and 2014.

(2)	We recorded an income tax expense of nil for each of the three months ended March 31, 2015 and 2014, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $154 million and $149 million at March 31, 2015 and December 31, 2014, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $13 million and $12 million at March 31, 2015 and December 31, 2014, respectively.

(4)
Includes a loss of nil and $5 million for the three months ended March 31, 2015 and 2014, respectively, that was reclassified from AOCI to interest expense, where the hedged transactions are no longer expected to occur.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
Margin deposits(1)	$107	$96
Natural gas and power prepayments	21	22
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$128	$118

Letters of credit issued	$459	$450
First priority liens under power and natural gas agreements	33	48
First priority liens under interest rate swap agreements	120	116
Total letters of credit and first priority liens with our counterparties	$612	$614

Margin deposits posted with us by our counterparties(1)(3)	$40	$47
Letters of credit posted with us by our counterparties	60	61
Total margin deposits and letters of credit posted with us by our counterparties	$100	$108
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

(2)
At March 31, 2015 and December 31, 2014, $115 million and $109 million, respectively, were included in margin deposits and other prepaid expense and $13 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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
Income Tax Benefit

The table below shows our consolidated income tax benefit from continuing operations (excluding noncontrolling interest) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended March 31,
	2015	2014
Income tax benefit	$(1)	$(19)
Effective tax rate	9%	53%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the impact of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three months ended March 31, 2015 and 2014, our income tax benefit is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs. See Note 10 in our 2014 Form 10-K for further information regarding our NOLs.
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
Unrecognized Tax Benefits — At March 31, 2015, we had unrecognized tax benefits of $54 million. If recognized, $13 million of our unrecognized tax benefits could impact the annual effective tax rate and $41 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact on our effective tax rate. We had accrued interest and penalties of $11 million for income tax matters at March 31, 2015. We recognize interest and penalties related to unrecognized tax benefits in income tax benefit on our Consolidated Condensed Statements of Operations.

8.	Loss per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. As we incurred a net loss for the three months ended March 31, 2015 and 2014, diluted loss per share for both periods are computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. We excluded the following items from diluted loss per common share for the three months ended March 31, 2015 and 2014, because they were anti-dilutive (shares in thousands):

	Three Months Ended March 31,
	2015	2014
Share-based awards	8,947	8,995

9.	Stock-Based Compensation
Equity Classified Share-Based Awards
Stock-based compensation expense recognized for our equity classified share-based awards was $9 million for each of the three months ended March 31, 2015 and 2014, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the three months ended March 31, 2015 and 2014. At March 31, 2015, there was unrecognized compensation cost of $44 million related to restricted stock which is expected to be recognized over a weighted average period of 1.7 years.
A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the three months ended March 31, 2015, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2014	4,201,868	$18.01
Granted	1,510,546	$21.46
Forfeited	70,901	$18.80
Vested	1,515,774	$16.36
Nonvested — March 31, 2015	4,125,739	$19.86
The total fair value of our restricted stock and restricted stock units that vested during the three months ended March 31, 2015 and 2014, was approximately $32 million and $29 million, respectively.

Liability Classified Share-Based Awards
Performance share units granted under the Equity Plan are settled in cash with payouts based on the relative performance of Calpine’s TSR over a three-year performance period compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are classified as a liability and measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $2 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.
A summary of our performance share unit activity for the three months ended March 31, 2015, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2014	867,479	$21.93
Granted	340,730	$23.91
Forfeited	37,235	$21.99
Vested(1)	8,254	$22.56
Nonvested — March 31, 2015	1,162,720	$22.50
___________

(1)
In accordance with the applicable performance share unit agreements, performance share units granted to employees who meet the retirement eligibility requirements stipulated in the Equity Plan are fully vested upon the later of the date on which the employee becomes eligible to retire or one-year anniversary of the grant date.

For a further discussion of the Calpine Equity Incentive Plans, see Note 12 in our 2014 Form 10-K.

10.	Commitments and Contingencies
Litigation
We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business. At the present time, we do not expect that the outcome of any of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. During the third quarter of 2014, we altered the composition of our geographic segments to combine our former North and Southeast segments into one segment which was renamed the East segment. This change reflects the manner in which our geographic information is presented internally to our chief operating decision maker following the sale of six power plants in July 2014 from what was formerly our Southeast segment. Thus, beginning in the third quarter of 2014, our reportable segments were West (including geothermal), Texas and East (including Canada). We continue to evaluate the manner in which we assess our performance, including our segments, which may result in future changes to the composition of our geographic segments.
Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended March 31, 2015
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$515	$581	$550	$—	$1,646
Intersegment revenues	2	3	2	(7)	—
Total operating revenues	$517	$584	$552	$(7)	$1,646
Commodity Margin	$218	$149	$168	$—	$535
Add: Mark-to-market commodity activity, net and other(1)	119	41	(52)	(7)	101
Less:
Plant operating expense	106	89	72	(7)	260
Depreciation and amortization expense	67	49	42	—	158
Sales, general and other administrative expense	10	17	10	—	37
Other operating expenses	10	2	8	—	20
(Income) from unconsolidated investments in power plants	—	—	(5)	—	(5)
Income (loss) from operations	144	33	(11)	—	166
Interest expense, net of interest income					153
Debt extinguishment costs and other (income) expense, net					21
Loss before income taxes					$(8)

	Three Months Ended March 31, 2014
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$491	$647	$827	$—	$1,965
Intersegment revenues	2	12	17	(31)	—
Total operating revenues	$493	$659	$844	$(31)	$1,965
Commodity Margin(2)	$202	$121	$322	$—	$645
Add: Mark-to-market commodity activity, net and other(1)	29	(46)	(11)	(9)	(37)
Less:
Plant operating expense	105	90	79	(9)	265
Depreciation and amortization expense	60	42	51	—	153
Sales, general and other administrative expense	10	12	12	(1)	33
Other operating expenses	12	2	7	1	22
(Income) from unconsolidated investments in power plants	—	—	(9)	—	(9)
Income (loss) from operations	44	(71)	171	—	144
Interest expense, net of interest income					165
Debt extinguishment costs and other (income) expense, net					11
Loss before income taxes					$(32)
_________

(1)	Includes $(24) million and $(29) million of lease levelization and $4 million and $4 million of amortization expense for the three months ended March 31, 2015 and 2014, respectively.

(2)	Commodity Margin related to the six power plants sold in our East segment on July 3, 2014, was $39 million for the three months ended March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our goal is to be recognized as the premier power generation company in the U.S. as measured by our employees, shareholders, customers and policy-makers as well as the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership, and by pursuing opportunities to improve our fleet performance and reduce operating costs. We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation including the return of capital to shareholders and to manage the balance sheet for future growth and success with the following achievements during 2015:

•	We produced more than 26 million MWh of electricity during the first quarter of 2015, a record high for our fleet for the first quarter.

•	Our entire fleet achieved a forced outage factor of 1.4% and a starting reliability of 97.8% during the three months ended March 31, 2015.

•	In 2015, through the filing of this Report, we repurchased a total of 10.8 million shares of our common stock for approximately $236 million at an average price of $21.73 per share.

•
In February 2015, we issued $650 million in aggregate principal amount of 5.5% senior unsecured notes due 2024. We used the net proceeds to replenish cash on hand used for the acquisition of Fore River Energy Center in the fourth quarter of 2014, to repurchase approximately $147 million of our 2023 First Lien Notes and for general corporate purposes.

•
We successfully originated several new contracts with customers in our West, Texas and East segments, including those related to our Delta Energy Center, Mankato Power Plant and Texas power plant fleet. The execution of one of these PPAs with a customer in Texas will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas and East (including Canada).

Our portfolio, including partnership interests, consists of 87 power plants, including one under construction located throughout 18 states in the U.S. and in Canada, with an aggregate current generation capacity of 26,548 MW and 309 MW under construction. Our fleet, including projects under construction, consists of 71 natural gas-fired combustion turbine-based plants, one fuel oil-fired steam-based plant, 14 geothermal steam turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,524 MW in the West, 9,427 MW in Texas and 9,597 MW with an additional 309 MW under construction in the East.
Legislative and Regulatory Update
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the ISO and RTO markets in which we participate. Federal and state legislative and regulatory actions, including those by ISO/RTOs, continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO/RTO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters” in Part I, Item 1 of our 2014 Form 10-K.
CAISO
The CPUC and CAISO continue to evaluate capacity procurement policies and products for the California power market. With the expectation of significant increases in renewables, both entities are evaluating the need for operational flexibility, including the ability to start and ramp quickly as well as the ability to operate efficiently at low output levels or cycle off. We are an active participant in these discussions and support products and policies that would provide appropriate compensation for the required attributes. As these proceedings are ongoing, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows, though we believe our fleet offers many features that can, and do provide operational flexibility to the power markets.
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
PJM
PJM experienced several unusual cold weather events during January 2014. PJM maintained system reliability, but the system was challenged. In order to address some of these challenges, PJM filed proposed capacity market rule changes in December 2014. If approved by the FERC, these rules would significantly change PJM’s Reliability Pricing Model. PJM’s proposed changes include stronger performance incentives and more significant penalties for failure to perform during peak power system conditions. On March 31, 2015, the FERC requested more information from PJM regarding its proposed changes. Because the request for additional information will delay the FERC in issuing an order on PJM’s proposal, PJM subsequently requested that the FERC allow PJM to postpone the start of its capacity auction from May 11, 2015 to no later than August 10, 2015. On April 24, 2015, the FERC granted PJM’s request. We support PJM’s proposed changes and believe that, overall, they enhance the competitiveness and reliability of the PJM power market; however, we cannot predict whether the FERC will approve all of PJM’s changes, what their ultimate impact may be, nor the impact on our financial condition, results of operations or cash flows.
ISO-NE
ISO-NE continues to express concern related to the adequacy of natural gas transmission infrastructure and, for the past two years, has taken various out-of-market actions to ensure winter reliability over the near term for states in the northeast region. Over the longer term, the FERC has approved significant changes to the operation of the region’s capacity market that became effective with the 2015 Forward Capacity Auction (“FCA”). The ISO’s new “Pay for Performance” construct will result in significantly higher penalties for assets that fail to perform during shortage events beginning with the 2018-2019 commitment period. The prospect of these performance requirements, combined with recent capacity retirements in the region, resulted in significantly higher 2015 FCA clearing prices than were seen in recent years. The FERC also approved a two-year extension of the “lock-in” period for new generation, allowing new generating assets that clear an FCA to lock in their cleared price for a total of seven years.

Cross-State Air Pollution Rule (“CSAPR”) and Mercury and Air Toxics Standards (“MATS”)
On April 29, 2014, the U.S. Supreme Court in EME Homer City Generation v. EPA ruled in favor of the EPA by reversing and remanding the decision of the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) invalidating CSAPR. On October 23, 2014, the D.C. Circuit lifted the stay so that CSAPR can be fully implemented. On December 3, 2014, the EPA issued administrative regulations and a Notice of Data Availability that clearly defined requirements for implementation of CSAPR. As a result of the U.S. Supreme Court ruling and the EPA’s subsequent regulations, CSAPR became effective on January 1, 2015, including all of the original provisions of CSAPR, with a three year delay on the timelines proposed in the original rule provisions. The D.C. Circuit heard oral arguments regarding the remaining legal issues on February 25, 2015.
On April 15, 2014, the D.C. Circuit rejected all legal challenges to the EPA’s MATS regulation in the White Stallion Energy Center, LLC, et al v. EPA. case, which included challenges by over 20 states, industry groups and companies. On July 14, 2014, three petitions for a writ of certiorari were filed with the U.S. Supreme Court in conjunction with the D.C. Circuit’s action. On November 25, 2014, the U.S. Supreme Court granted the petitions on the limited issue of the consideration of costs in the determination of the regulation of hazardous air pollutants. The U.S. Supreme Court heard oral arguments on March 25, 2015.
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
Demand Response Resources
The FERC’s Order No. 745 regarding compensation of demand response in the energy market was appealed to the D.C. Circuit. In May 2014, the D.C. Circuit issued an order vacating and remanding Order No. 745 on the basis that the FERC does not have jurisdiction to regulate demand response in the energy market. On January 15, 2015, the FERC and several other entities filed petitions for certiorari with the U.S. Supreme Court, asking for review of the D.C. Circuit’s decision. Also, on October 20, 2014, the D.C. Circuit granted the FERC’s request for a stay of the decision. A decision by the U.S. Supreme Court on the petitions for certiorari is expected in May 2015. The stay will remain in place until final disposition by the U.S. Supreme Court.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
Below are our results of operations for the three months ended March 31, 2015 as compared to the same period in 2014 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2015	2014	Change	% Change
Operating revenues:
Commodity revenue	$1,638	$2,048	$(410)	(20)
Mark-to-market gain (loss)	3	(86)	89	#
Other revenue	5	3	2	67
Operating revenues	1,646	1,965	(319)	(16)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,077	1,370	293	21
Mark-to-market (gain)	(67)	(13)	54	#
Fuel and purchased energy expense	1,010	1,357	347	26
Plant operating expense	260	265	5	2
Depreciation and amortization expense	158	153	(5)	(3)
Sales, general and other administrative expense	37	33	(4)	(12)
Other operating expenses	20	22	2	9
Total operating expenses	1,485	1,830	345	19
(Income) from unconsolidated investments in power plants	(5)	(9)	(4)	(44)
Income from operations	166	144	22	15
Interest expense	154	166	12	7
Interest (income)	(1)	(1)	—	—
Debt extinguishment costs	19	1	(18)	#
Other (income) expense, net	2	10	8	80
Loss before income taxes	(8)	(32)	24	75
Income tax benefit	(1)	(19)	(18)	(95)
Net loss	(7)	(13)	6	46
Net income attributable to the noncontrolling interest	(3)	(4)	1	25
Net loss attributable to Calpine	$(10)	$(17)	$7	41

	2015	2014	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	25,567	22,977	2,590	11
Average availability	89.4%	88.4%	1.0%	1
Average total MW in operation(1)	25,768	27,693	(1,925)	(7)
Average capacity factor, excluding peakers	52.0%	43.2%	8.8%	20
Steam Adjusted Heat Rate	7,262	7,353	91	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $117 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to:

•
a significant decrease in power and natural gas prices in our East segment in the first quarter of 2015 compared to the prior year period, given the unusually high price levels experienced during the polar vortex events in the first quarter of 2014;

•
the sale of six power plants with a total capacity of 3,498 MW in our East segment in July 2014, partially offset by the acquisition of our Guadalupe and Fore River Energy Centers in February and November 2014, respectively, and the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014; and

•	lower regulatory capacity revenue in PJM; partially offset by

•
higher contribution from hedges which more than offset lower on-peak Spark Spreads across all of our segments, excluding the impact of the polar vortex events experienced during the first quarter of 2014.

Generation increased 11% primarily due to the acquisition of our Guadalupe and Fore River Energy Centers in February and November of 2014, respectively, the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014 and higher off-peak Spark Spreads in our Texas segment partially offset by the sale of six power plants in July 2014. Our average total MW in operation decreased by 1,925 MW, or 7%, primarily due to the aforementioned changes in our power plant portfolio.

Mark-to-market gain/loss from hedging our future generation and fuel needs increased favorably by $143 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily driven by a decrease in forward power prices resulting from lower natural gas prices, which favorably impacted our power hedges.

Plant operating expense decreased by $5 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to the aforementioned changes in our power plant portfolio.

Income from unconsolidated investments in power plants decreased by $4 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decrease in power and natural gas prices as well as an 11% decrease in the Canadian-U.S. dollar exchange rate.

Interest expense decreased by $12 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, to 5.5% for the three months ended March 31, 2015, from 6.2% for the three months ended March 31, 2014. The issuance of our Senior Unsecured Notes in July 2014 and February 2015 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes with unsecured debt carrying lower interest rates.

Debt extinguishment costs for the three months ended March 31, 2015, consisted of $19 million in connection with the repurchase of approximately $147 million of our 2023 First Lien Notes, which is comprised of $18 million of prepayment penalties and $1 million associated with the write-off of deferred financing costs.

Other (income) expense, net decreased by $8 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to an increase in an estimate for a legal reserve during the three months ended March 31, 2014.

During the three months ended March 31, 2015, we recorded an income tax benefit of $1 million compared to an income tax benefit of $19 million for the same period in 2014. The unfavorable period-over-period change primarily resulted from the recognition of a one-time tax benefit during the first quarter of 2014 associated with reorganization of certain Calpine subsidiaries.
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
We use Commodity Margin, a non-GAAP financial measure, to assess our performance by our reportable segments. Commodity Margin includes our power and steam revenues, sales of purchased power and physical natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, environmental compliance expense, and realized settlements from our marketing, hedging, optimization and trading activities, but excludes mark-to-market activity and other revenues. We believe that Commodity Margin is a useful tool for assessing the performance of our core operations and is a key operational measure reviewed by our chief operating decision maker. Commodity Margin is not a measure calculated in accordance with U.S. GAAP and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with U.S. GAAP. Commodity Margin does not intend to represent income from operations, the most comparable U.S. GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. See Note 11 of the Notes to Consolidated Condensed Financial Statements for a reconciliation of Commodity Margin to income (loss) from operations by segment.
Commodity Margin by Segment for the Three Months Ended March 31, 2015 and 2014
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended March 31, 2015 and 2014 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2015	2014	Change	% Change
Commodity Margin (in millions)	$218	$202	$16	8
Commodity Margin per MWh generated	$30.06	$22.87	$7.19	31

MWh generated (in thousands)	7,253	8,831	(1,578)	(18)
Average availability	88.3%	89.0%	(0.7)%	(1)
Average total MW in operation	7,524	7,524	—	—
Average capacity factor, excluding peakers	47.7%	58.2%	(10.5)%	(18)
Steam Adjusted Heat Rate	7,301	7,248	(53)	(1)

West — Commodity Margin in our West segment increased by $16 million, or 8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to higher contribution from hedges and higher REC revenues associated with our Geysers Assets resulting from more favorable REC pricing in 2015. Generation decreased 18% during the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower generation at power plants contracted and dispatched by third parties, an increase in hydroelectric generation in the Pacific Northwest and lower market Spark Spreads resulting from lower natural gas prices, despite relatively unchanged Market Heat Rates.

Texas:	2015	2014	Change	% Change
Commodity Margin (in millions)	$149	$121	$28	23
Commodity Margin per MWh generated	$12.91	$17.59	$(4.68)	(27)

MWh generated (in thousands)	11,544	6,877	4,667	68
Average availability	88.1%	82.7%	5.4%	7
Average total MW in operation	9,191	8,157	1,034	13
Average capacity factor, excluding peakers	58.2%	39.0%	19.2%	49
Steam Adjusted Heat Rate	7,096	7,151	55	1

Texas — Commodity Margin in our Texas segment increased by $28 million, or 23%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to the acquisition of our 1,000 MW Guadalupe Energy Center on February 26, 2014, the expansions of our Deer Park and Channel Energy Centers which were completed in June 2014, higher contribution from hedges and higher off-peak Spark Spreads driven by lower system-wide coal-fired generation during the first quarter of 2015. The increase in Commodity Margin was partially offset by lower on-peak Spark Spreads resulting from lower natural gas prices during the first quarter of 2015 compared to the first quarter of 2014. Our average capacity factor, excluding peakers, increased 49% resulting from higher off-peak Spark Spreads driven by lower coal-fired generation during the first quarter of 2015.

East:	2015	2014	Change	% Change
Commodity Margin (in millions)	$168	$322	$(154)	(48)
Commodity Margin per MWh generated	$24.82	$44.30	$(19.48)	(44)

MWh generated (in thousands)	6,770	7,269	(499)	(7)
Average availability	91.7%	92.2%	(0.5)%	(1)
Average total MW in operation	9,053	12,012	(2,959)	(25)
Average capacity factor, excluding peakers	47.9%	35.3%	12.6%	36
Steam Adjusted Heat Rate	7,516	7,663	147	2

East — Commodity Margin in our East segment decreased by $115 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, after excluding a decrease of $39 million resulting from the sale of six power plants with a total capacity of 3,498 MW on July 3, 2014. The decrease in Commodity Margin was primarily due to a significant decrease in power and natural gas prices in the first quarter of 2015 compared to the prior year period, given the unusually high price levels experienced during the polar vortex events in the first quarter of 2014, as well as lower regulatory capacity revenues in PJM. The decrease in Commodity Margin was partially offset by the acquisition of our 731 MW Fore River Energy Center in November 2014 and higher contribution from hedges during the first quarter of 2015 compared to the first quarter of 2014. Generation decreased 7% primarily due to the sale of six power plants in 2014, partially offset by the acquisition of Fore River Energy Center, which were also the primary drivers of a 2,959 MW, or 25%, decrease in our average total MW in operation as well as the 36% increase in our average capacity factor, excluding peakers.
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

	Three Months Ended March 31, 2015
	West	Texas	East	Consolidation and Elimination	Total
Net loss attributable to Calpine					$(10)
Net income attributable to the noncontrolling interest					3
Income tax benefit					(1)
Debt extinguishment costs and other (income) expense, net					21
Interest expense, net of interest income					153
Income (loss) from operations	$144	$33	$(11)	$—	$166
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	65	50	42	—	157
Major maintenance expense	25	31	22	—	78
Operating lease expense	3	—	6	—	9
Mark-to-market (gain) loss on commodity derivative activity	(87)	(33)	50	—	(70)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(3)	—	8	—	5
Stock-based compensation expense	4	5	2	—	11
Loss on dispositions of assets	—	—	1	—	1
Acquired contract amortization	—	—	4	—	4
Other	(24)	—	1	—	(23)
Total Adjusted EBITDA	$127	$86	$125	$—	$338

	Three Months Ended March 31, 2014
	West	Texas	East(3)	Consolidation and Elimination	Total
Net loss attributable to Calpine					$(17)
Net income attributable to the noncontrolling interest					4
Income tax benefit					(19)
Debt extinguishment costs and other (income) expense, net					11
Interest expense, net of interest income					165
Income (loss) from operations	$44	$(71)	$171	$—	$144
Add:
Adjustments to reconcile income (loss) from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	58	42	51	—	151
Major maintenance expense	28	37	16	—	81
Operating lease expense	2	—	7	—	9
Mark-to-market loss on commodity derivative activity	4	53	16	—	73
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude noncontrolling interest(2)	(4)	—	7	—	3
Stock-based compensation expense	4	3	3	—	10
Acquired contract amortization	—	—	4	—	4
Other	(23)	—	(6)	—	(29)
Total Adjusted EBITDA	$113	$64	$269	$—	$446
____________

(1)	Depreciation and amortization expense in the income from operations calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(2)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include (gain) loss on mark-to-market activity of nil for the three months ended March 31, 2015 and 2014.

(3)	Adjusted EBITDA related to the six power plants sold in our East segment on July 3, 2014 was $20 million for the three months ended March 31, 2014.

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
Liquidity
The following table provides a summary of our liquidity position at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents, corporate(1)	$717	$460
Cash and cash equivalents, non-corporate	79	257
Total cash and cash equivalents	796	717
Restricted cash	209	244
Corporate Revolving Facility availability	1,298	1,277
CDHI letter of credit facility availability	65	86
Total current liquidity availability	$2,368	$2,324
____________

(1)	Includes $40 million and $47 million of margin deposits posted with us by our counterparties at March 31, 2015 and December 31, 2014, respectively.
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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of April 15, 2015, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $233 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $224 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at April 15, 2015, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $37 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $37 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
Corporate Revolving Facility	$202	$223
CDHI	235	214
Various project financing facilities	186	207
Total	$623	$644
Capital Management
In connection with our goals of enhancing long-term shareholder value, we have completed, made progress toward completing or initiated certain key capital management transactions during 2015, as further described below.
Share Repurchase Program
In 2015, through the filing of this Report, we have repurchased a total of 10.8 million shares of our common stock for approximately $236 million at an average price of $21.73 per share.
2024 Senior Unsecured Notes
In February 2015, we issued $650 million in aggregate principal amount of 5.5% senior unsecured notes due 2024 in a public offering and used the net proceeds to replenish cash on hand used for the acquisition of Fore River Energy Center in the fourth quarter of 2014, to repurchase approximately $147 million of our 2023 First Lien Notes and for general corporate purposes. See Note 3 of the Notes to Consolidated Condensed Financial Statements for a further description of our 2024 Senior Unsecured Notes.

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
Garrison Energy Center — Garrison Energy Center is a 309 MW combined-cycle project located in Delaware on a site secured by a long-term lease with the City of Dover. Once complete, the power plant will feature one combustion turbine, one heat recovery steam generator and one steam turbine. Construction commenced in April 2013, and we expect COD during the second quarter of 2015. The project’s capacity has cleared each of PJM’s three most recent base residual auctions. We are in the early stages of development of a second phase of the Garrison Energy Center.
York 2 Energy Center — York 2 Energy Center is a 760 MW dual fuel combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. The project’s capacity cleared PJM’s 2017/2018 base residual auction and we expect COD during the second quarter of 2017. We executed a preliminary notice to proceed for the engineering, procurement and construction agreement during the fourth quarter of 2014 and are currently pursuing key permits and approvals for the project. PJM has completed the feasibility study for increasing York 2 Energy Center’s planned capacity by 120 MW and the queue position has entered the system impact study stage.
Guadalupe Peaking Energy Center — In April 2015, we executed an agreement with Guadalupe Valley Electric Cooperative (“GVEC”) that will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center. Under the terms of the agreement, construction of the Guadalupe Peaking Energy Center (“GPEC”) may commence at our discretion, so long as the power plant reaches COD between the dates of June 1, 2017, and June 1, 2019. When the power plant begins commercial operation, GVEC will purchase a 50% ownership interest in GPEC. Once built, GPEC will feature two fast-ramping combustion turbines capable of responding to peaks in power demand. This project represents a mutually beneficial response to our customer’s desire to have direct access to peaking generation resources, as it leverages the benefits of our existing site and development rights and our construction and operating expertise, as well as our customer’s ability to fund its investment at attractive rates, all while affording us the flexibility of timing the plant’s construction in response to market pricing signals.
Mankato Power Plant Expansion — By order dated February 5, 2015, the Minnesota Public Utilities Commission concluded a competitive resource acquisition proceeding and selected a 345 MW expansion of our Mankato Power Plant, authorizing execution of a 20-year PPA between Calpine and Xcel Energy. The PPA was executed in April 2015 and remains subject to approval by the North Dakota Public Service Commission. Commercial operation of the expanded capacity may commence as early as June 2018, subject to requisite regulatory approvals and applicable contract conditions.
PJM and ISO-NE Development Opportunities — We are currently evaluating opportunities to develop additional projects in the PJM and ISO-NE market areas that feature cost advantages such as existing infrastructure and favorable transmission queue positions. These projects are continuing to advance entitlements (such as permits, zoning and transmission) for their potential future development when economical.
Osprey Energy Center — We executed an asset sale agreement during the fourth quarter of 2014 for the sale of our Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments. In accordance with the asset sale agreement, the sale will be consummated in January 2017 upon the conclusion of a 27-month PPA. The asset sale agreement is subject to federal and state regulatory approval and represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities. During the first quarter of 2015, we made the appropriate filings with the FERC requesting approval of the asset sale.
Turbine Modernization — We continue to move forward with our turbine modernization program. Through March 31, 2015, we have completed the upgrade of thirteen Siemens and eight GE turbines totaling approximately 210 MW and have committed to upgrade three additional turbines. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our East segment.

Customer-Oriented Origination Business
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant contracts entered into thus far in 2015 is as follows:
West

•
We entered into a new three-year PPA with Marin Clean Energy to provide up to 65 MW of power from our Delta Energy Center and other northern California power plants commencing in April 2015 and extending through December 2017.

•	Our ten-year PPA with Southern California Edison for 225 MW of capacity and renewable energy from our Geysers Assets commencing in June 2017 was approved by the CPUC in the first quarter of 2015.
Texas

•	We entered into a new three-year PPA with Brazos Electric Power Cooperative to provide 300 MW of power from our Texas power plant fleet commencing in January 2016.

•	We entered into a new three-year PPA with Pedernales Electric Cooperative to provide approximately 140 MW of power from our Texas power plant fleet commencing in January 2017.

•
We entered into a new two-year PPA with Guadalupe Valley Electric Cooperative to provide approximately 270 MW of power from our Texas power plant fleet commencing in June 2017. The execution of this PPA will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center.

East

•
We entered into a new 20-year PPA with Xcel Energy to provide up to 345 MW of capacity and energy from our Mankato Power Plant expansion when commercial operations commence and transmission-related upgrades have been completed.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2014, our consolidated federal NOLs totaled approximately $6.9 billion.
Cash Flow Activities
The following table summarizes our cash flow activities for the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014
Beginning cash and cash equivalents	$717	$941
Net cash provided by (used in):
Operating activities	(17)	123
Investing activities	(128)	(769)
Financing activities	224	220
Net increase (decrease) in cash and cash equivalents	79	(426)
Ending cash and cash equivalents	$796	$515
Net Cash Provided By (Used In) Operating Activities
Cash used in operating activities for the three months ended March 31, 2015, was $17 million compared to cash provided by operating activities of $123 million for the three months ended March 31, 2014. The decrease was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, decreased by $110 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants, net and mark-to-market activity. The decrease in income from operations was primarily driven by a decrease in Commodity revenue, net of Commodity expense for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily from our East segment due to higher power and gas prices during the first quarter of 2014 resulting from extreme weather driven by the polar vortex.

•
Working capital employed — Working capital employed increased by $113 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, after adjusting for change in debt, restricted cash and mark-to-market related balances which did not impact cash used in operating activities. The increase was primarily due to a decrease in net accounts receivable/accounts payable balances as a result of lower Commodity Margin in addition to an increase in margin requirements and an increase in inventory balance for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•
Interest paid — Cash paid for interest decreased by $79 million to $146 million for the three months ended March 31, 2015, from $225 million for the three months ended March 31, 2014. The decrease was primarily due to the lower effective interest rates year-over-year due to our refinancing activity and the timing of interest payments.

•
Debt extinguishment payments — During the three months ended March 31, 2015, we made cash payments of $18 million related to repurchase penalties for our 2023 First Lien Notes. There was no similar activity for the three months ended March 31, 2014.

•	Return on Investments — During the three months ended March 31, 2014, we received distributions of $13 million from earnings on Whitby. There were no distributions during the first quarter of 2015.
Net Cash Used In Investing Activities
Cash used in investing activities for the three months ended March 31, 2015 was $128 million compared to $769 million for the three months ended March 31, 2014. The decrease was primarily due to:

•
Purchase of Guadalupe Energy Center — During the three months ended March 31, 2014, we purchased a natural gas-fired, combined-cycle power plant located in Guadalupe County, Texas for $656 million. There were no acquisitions during the first quarter of 2015.

•
Capital expenditures — Capital expenditures for the three months ended March 31, 2015 were $162 million, an increase of $43 million, compared to expenditures of $119 million for the three months ended March 31, 2014. The increase was primarily due to higher expenditures on construction projects and outages during the first quarter of 2015 as compared to the first quarter of 2014.

•
Restricted cash — Restricted cash decreased $35 million for the three months ended March 31, 2015, compared to a decrease of $6 million for the three months ended March 31, 2014. The decrease was primarily due to payments of principal and interest on project debt and an increase in payments of operating expenses for our Russell City Energy Center, in addition to an increase in funding of the major maintenance reserve account for our Pasadena Power Plant.

Net Cash Provided By Financing Activities
Cash provided by financing activities increased by $4 million to $224 million for the three months ended March 31, 2015, compared to cash provided by financing activities of $220 million for the three months ended March 31, 2014. The increase was primarily due to:

•
CCFC refinancing — During the three months ended March 31, 2014, we received proceeds of $420 million under the CCFC Term Loans, which were used to fund a portion of the purchase price paid in connection with the acquisition of the Guadalupe Energy Center. There was no similar activity during the first quarter of 2015.

•
Proceeds from Senior Unsecured Notes and repurchase of First Lien Notes — During the three months ended March 31, 2015, we received proceeds of $650 million which were used to replenish cash on hand used for the acquisition of the Fore River Energy Center in the fourth quarter of 2014, repay $147 million of our 2023 First Lien Notes and other general corporate purposes. There was no similar activity during the first quarter of 2014.

•
Repayments of project debt, notes payable and other — During the three months ended March 31, 2015, we made repayments of $58 million compared to $43 million for the three months ended March 31, 2014. The increase is primarily related to the repayments on project debt for Russell City Energy Center.

•	Stock repurchases — During the three months ended March 31, 2015, we made payments of $202 million to repurchase our common stock compared to $140 million during the three months ended March 31, 2014.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $2.6 billion at March 31, 2015, when compared to approximately $2.5 billion at December 31, 2014, and our derivative liabilities have remained unchanged at approximately $2.2 billion at both March 31, 2015, and December 31, 2014. The fair value of our level 3 derivative assets and liabilities at March 31, 2015 represent only a small portion of our total assets and liabilities measured at fair value (approximately 6% and 1%, respectively). See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.
The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2015, through March 31, 2015, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2015	$381	$(110)	$271
Items recognized or otherwise settled during the period(1)(2)	(114)	11	(103)
Fair value attributable to new contracts	18	—	18
Changes in fair value attributable to price movements	189	(15)	174
Changes in fair value attributable to nonperformance risk	(6)	—	(6)
Fair value of contracts outstanding at March 31, 2015(3)	$468	$(114)	$354
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $127 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $13 million related to current period changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $10 million related to realized losses from settlements of designated cash flow hedges and $1 million related to realized losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2015	2014
Realized gain (loss)(1)
Commodity derivative instruments	$59	$(39)
Total realized gain (loss)	$59	$(39)

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$70	$(73)
Interest rate swaps	1	1
Total mark-to-market gain (loss)	$71	$(72)
Total activity, net	$130	$(111)
____________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2015	2014
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$119	$(237)
Derivatives contracts included in fuel and purchased energy expense	10	125
Interest rate swaps included in interest expense	1	1
Total activity, net	$130	$(111)
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

The net fair value of outstanding derivative commodity instruments at March 31, 2015, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2015	2016-2017	2018-2019	After 2019	Total
Prices actively quoted	$184	$40	$(1)	$—	$223
Prices provided by other external sources	40	7	1	—	48
Prices based on models and other valuation methods	21	46	43	87	197
Total fair value	$245	$93	$43	$87	$468
We measure the energy commodity price risk in our portfolio on a daily basis using a VAR model to estimate the potential one-day risk of loss based upon historical experience resulting from market movements in comparison to internally established thresholds. Our VAR is calculated for our entire portfolio which is comprised of energy commodity derivatives, expected generation and natural gas consumption from our power plants, PPAs, and other physical and financial transactions. We measure VAR using a variance/covariance approach based on a confidence level of 95%, a one-day holding period and actual observed historical correlation. While we believe that our VAR assumptions and approximations are reasonable, different assumptions and/or approximations could produce materially different estimates.
The table below presents the high, low and average of our daily VAR for the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014
Three months ended March 31:
High	$38	$52
Low	$21	$37
Average	$30	$45
As of March 31	$21	$39
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

We have concentrations of credit risk with a few of our customers relating to our sales of power, steam and hedging and optimization activities. We believe that our credit policies and practices adequately monitor our credit risk, and currently our counterparties are performing according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at March 31, 2015, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of March 31, 2015)	2015	2016-2017	2018-2019	After 2019	Total
Investment grade	$246	$87	$34	$77	$444
Non-investment grade	(5)	(4)	—	—	(9)
No external ratings	4	10	9	10	33
Total fair value	$245	$93	$43	$87	$468
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(7) million at March 31, 2015.

New Accounting Standards and Disclosure Requirements
See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting standards and disclosure requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information required to be disclosed under this Item 3 is set forth under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Commodity Accounting.” This information should be read in conjunction with the information disclosed in our 2014 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors

There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(2)
January	4,790,107	$21.75	4,789,309	$732
February	2,096,555	$21.50	1,628,889	$697
March	2,925,796	$21.28	2,925,166	$635
Total	9,812,458	$21.56	9,343,364	$635
___________

(1)
Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding obligations in cash. During the first quarter of 2015, we withheld a total of 469,094 shares that are included in the total number of shares purchased.

(2)
In November 2014, our Board authorized an increase in the total authorization of our multi-year share repurchase program to $1.0 billion. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description
4.1
Third Supplemental Indenture, dated as of February 3, 2015, between the Company and the Trustee, governing the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the
SEC on February 3, 2015).

4.2	Form of 2024 Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 30, 2015

EXHIBIT INDEX

Exhibit Number	Description
4.1
Third Supplemental Indenture, dated as of February 3, 2015, between the Company and the Trustee, governing the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the
SEC on February 3, 2015).

4.2	Form of 2024 Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.