Form 10-Q
period 2015-09-30
CALPINE CORP
filed 2015-10-30
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 356,841,902 shares of common stock, par value $0.001, were outstanding as of October 28, 2015.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

i

DEFINITIONS
As used in this report for the quarter ended September 30, 2015 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

•
Natural disasters, such as hurricanes, earthquakes, droughts, wildfires and floods, acts of terrorism or cyber attacks that may impact our power plants or the markets our power plants or retail operations serve and our corporate headquarters;

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

Where You Can Find Other Information
Our website is www.calpine.com. Information contained on our website is not part of this Report. Information that we furnish or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$1,888	$2,186	$4,933	$6,000
Mark-to-market gain (loss)	55	(2)	89	81
Other revenue	5	3	14	10
Operating revenues	1,948	2,187	5,036	6,091
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	943	1,281	2,754	3,757
Mark-to-market (gain) loss	130	(13)	95	2
Fuel and purchased energy expense	1,073	1,268	2,849	3,759
Plant operating expense	200	215	732	754
Depreciation and amortization expense	166	153	484	453
Sales, general and other administrative expense	33	37	100	108
Other operating expenses	16	23	56	66
Total operating expenses	1,488	1,696	4,221	5,140
Impairment losses	—	123	—	123
(Gain) on sale of assets, net	—	(753)	—	(753)
(Income) from unconsolidated investments in power plants	(6)	(5)	(18)	(18)
Income from operations	466	1,126	833	1,599
Interest expense	159	156	471	491
Interest (income)	(1)	(2)	(3)	(5)
Debt modification and extinguishment costs	—	340	32	341
Other (income) expense, net	1	4	8	20
Income before income taxes	307	628	325	752
Income tax expense	28	9	32	5
Net income	279	619	293	747
Net income attributable to the noncontrolling interest	(6)	(5)	(11)	(11)
Net income attributable to Calpine	$273	$614	$282	$736

Basic earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	355,443	398,232	365,053	411,534
Net income per common share attributable to Calpine — basic	$0.77	$1.54	$0.77	$1.79

Diluted earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	357,676	402,962	368,219	416,056
Net income per common share attributable to Calpine — diluted	$0.76	$1.52	$0.77	$1.77

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$279	$619	$293	$747
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	(16)	3	(32)	(32)
Reclassification adjustment for loss on cash flow hedges realized in net income	12	8	36	34
Foreign currency translation loss	(11)	(7)	(19)	(7)
Income tax expense	—	—	—	—
Other comprehensive income (loss)	(15)	4	(15)	(5)
Comprehensive income	264	623	278	742
Comprehensive (income) attributable to the noncontrolling interest	(5)	(5)	(11)	(10)
Comprehensive income attributable to Calpine	$259	$618	$267	$732

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($76 and $229 attributable to VIEs)	$659	$717
Accounts receivable, net of allowance of $2 and $4	581	648
Inventories	470	447
Margin deposits and other prepaid expense	204	148
Restricted cash, current ($158 and $106 attributable to VIEs)	246	195
Derivative assets, current	1,429	2,058
Other current assets	9	7
Total current assets	3,598	4,220
Property, plant and equipment, net ($4,090 and $4,342 attributable to VIEs)	12,984	13,190
Restricted cash, net of current portion ($28 and $48 attributable to VIEs)	29	49
Investments in power plants	77	95
Long-term derivative assets	718	439
Long-term assets held for sale	130	—
Other assets ($161 and $164 attributable to VIEs)	362	385
Total assets	$17,898	$18,378
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$446	$580
Accrued interest payable	137	165
Debt, current portion ($149 and $150 attributable to VIEs)	199	199
Derivative liabilities, current	1,334	1,782
Other current liabilities	307	473
Total current liabilities	2,423	3,199
Debt, net of current portion ($3,147 and $3,242 attributable to VIEs)	11,465	11,083
Long-term derivative liabilities	501	444
Other long-term liabilities	298	221
Total liabilities	14,687	14,947

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 504,629,876 and 502,287,022 shares issued, respectively, and 357,831,952 and 381,921,264 shares outstanding, respectively	1	1
Treasury stock, at cost, 146,797,924 and 120,365,758 shares, respectively	(2,867)	(2,345)
Additional paid-in capital	12,470	12,440
Accumulated deficit	(6,258)	(6,540)
Accumulated other comprehensive loss	(193)	(178)
Total Calpine stockholders’ equity	3,153	3,378
Noncontrolling interest	58	53
Total stockholders’ equity	3,211	3,431
Total liabilities and stockholders’ equity	$17,898	$18,378

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$293	$747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense(1)	519	486
Debt extinguishment costs	—	35
Deferred income taxes	12	(9)
Impairment losses	—	123
(Gain) on sale of assets, net	—	(753)
Mark-to-market activity, net	4	(88)
(Income) from unconsolidated investments in power plants	(18)	(18)
Return on unconsolidated investments in power plants	23	13
Stock-based compensation expense	19	30
Change in operating assets and liabilities:
Accounts receivable	42	(120)
Derivative instruments, net	(44)	(69)
Other assets	(199)	54
Accounts payable and accrued expenses	(211)	127
Other liabilities	108	(54)
Net cash provided by operating activities	548	504
Cash flows from investing activities:
Purchases of property, plant and equipment	(411)	(354)
Proceeds from sale of power plants, interests and other	—	1,573
Purchase of Guadalupe Energy Center	—	(656)
Increase in restricted cash	(31)	(15)
Other	(8)	2
Net cash provided by (used in) investing activities	(450)	550
Cash flows from financing activities:
Borrowings under CCFC Term Loans and First Lien Term Loans	1,592	420
Repayment of CCFC Term Loans and First Lien Term Loans	(1,622)	(34)
Borrowings under Senior Unsecured Notes	650	2,800
Repurchase of First Lien Notes	(147)	(2,800)
Borrowings from project financing, notes payable and other	—	79
Repayments of project financing, notes payable and other	(102)	(116)
Distribution to noncontrolling interest holder	(6)	(12)
Financing costs	(17)	(55)
Stock repurchases	(510)	(767)
Proceeds from exercises of stock options	6	19
Net cash used in financing activities	(156)	(466)
Net increase (decrease) in cash and cash equivalents	(58)	588
Cash and cash equivalents, beginning of period	717	941
Cash and cash equivalents, end of period	$659	$1,529

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$465	$534
Income taxes	$19	$19

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$(17)	$8
Additions to property, plant and equipment through capital lease	$9	$—
____________

(1)	Includes depreciation and amortization included in fuel and purchased energy expense and interest expense on our Consolidated Condensed Statements of Operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2015
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

The table below represents the components of our restricted cash as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015			December 31, 2014
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$39	$7	$46	$10	$25	$35
Rent reserve	—	—	—	4	—	4
Construction/major maintenance	47	15	62	54	17	71
Security/project/insurance	159	5	164	127	5	132
Other	1	2	3	—	2	2
Total	$246	$29	$275	$195	$49	$244
Property, Plant and Equipment, Net — At September 30, 2015 and December 31, 2014, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30, 2015	December 31, 2014	Depreciable Lives
Buildings, machinery and equipment	$16,204	$16,059	3 – 47 Years
Geothermal properties	1,315	1,294	13 – 58 Years
Other	209	203	3 – 47 Years
	17,728	17,556
Less: Accumulated depreciation	5,245	4,984
	12,483	12,572
Land	120	120
Construction in progress	381	498
Property, plant and equipment, net	$12,984	$13,190
Capitalized Interest — The total amount of interest capitalized was $3 million during each of the three months ended September 30, 2015 and 2014, and $12 million and $15 million for the nine months ended September 30, 2015 and 2014, respectively.
Treasury Stock — During the nine months ended September 30, 2015, we repurchased a total of 25.4 million shares of our outstanding common stock for approximately $510 million at an average price of $20.04 per share. Additionally, we withheld shares with a value of $12 million to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees and with net share employee stock option exercises under the Equity Plan.
New Accounting Standards and Disclosure Requirements
Revenue Recognition — In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.” The comprehensive new revenue recognition standard will supersede all existing revenue recognition guidance. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding revenue recognition. The standard was originally to be effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period and allowed for either full retrospective or modified retrospective adoption with early adoption being prohibited. In August 2015, the FASB deferred the effective date of Accounting Standards Update 2014-09 for public entities by one year, such that the standard will become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The standard permits entities to adopt early, but only as of the original effective date. We are currently assessing the future impact this standard may have on our financial condition, results of operations or cash flows.
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

Debt Issuance Costs — In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with the presentation of debt discounts. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which allows an entity to present debt issuance costs associated with a line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standards are effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period and require retrospective adoption with early adoption permitted. We do not anticipate a material impact on our financial condition, results of operations or cash flows as a result of adopting these standards.

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

2.	Acquisitions and Divestiture
Acquisition of Granite Ridge Energy Center
On October 12, 2015, we, through our indirect, wholly-owned subsidiary Calpine Granite Holdings, LLC, entered into a purchase and sale agreement to acquire Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW, from Granite Ridge Holdings, LLC, for approximately $500 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant will increase capacity in our East segment, specifically the constrained New England market. Beginning operations in 2003, Granite Ridge Energy Center is located in Londonderry, New Hampshire and features two combustion turbines, two heat recovery steam generators and one steam turbine. We expect the transaction to close in the first quarter of 2016, and expect to fund the acquisition with a combination of cash on hand and financing.
Acquisition of Champion Energy
On October 1, 2015, we, through our indirect, wholly-owned subsidiary Calpine Energy Services Holdco, LLC, completed the purchase of Champion Energy Marketing, LLC from a subsidiary of Crane Champion Holdco, LLC, which owned a 75% interest, and EDF Trading North America, LLC, which owned a 25% interest, for approximately $240 million, excluding working capital adjustments. Champion Energy, a leading retail electric provider, is expected to serve approximately 22 million MWh of commercial, industrial and residential customer load in 2015, concentrated in Texas, PJM and the Northeast U.S. where Calpine has a substantial power generation presence. The addition of this well-established retail sales organization is expected to provide us an important outlet for directly reaching a much greater portion of the load we serve. The purchase price was funded with cash on hand and will be primarily allocated to intangible assets, working capital accounts and derivative assets and liabilities. Any excess of the purchase price over the fair values of Champion Energy’s assets and liabilities will be recorded as goodwill; however, we do not anticipate any significant goodwill will be recognized as a result of this acquisition. We are currently evaluating the fair value of the assets acquired and liabilities assumed and will provide these disclosures in our annual report on Form 10-K for the year ended December 31, 2015. The pro forma incremental impact of Champion Energy on our results of operations for each of the three and nine months ended September 30, 2015 and 2014 is not material.

Acquisition of Fore River Energy Center
On November 7, 2014, we, through our indirect, wholly-owned subsidiary Calpine Fore River Energy Center, LLC, completed the purchase of our 731 MW Fore River Energy Center and related plant inventory from a subsidiary of Exelon Corporation, for approximately $530 million, excluding working capital adjustments. The purchase price allocation was finalized during the third quarter of 2015 which did not result in any material adjustments or the recognition of goodwill.
Sale of Osprey Energy Center
During the fourth quarter of 2014, we executed an asset sale agreement for the sale of our Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments. In accordance with the asset sale agreement, the sale will be consummated in January 2017 upon the conclusion of PPA with a term of 27 months. In July 2015, the transaction was approved by the FERC and the Florida Public Service Commission. This sale represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities. The assets of Osprey Energy Center, which is in our East segment, are reported as long-term assets held for sale on our Consolidated Condensed Balance Sheet at September 30, 2015 and comprise property, plant and equipment, net.

3.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the nine months ended September 30, 2015. See Note 5 in our 2014 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 10,266 MW and 10,365 MW at September 30, 2015 and December 31, 2014, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of $2 million during each of the three and nine months ended September 30, 2015 and $7 million and $47 million during the three and nine months ended September 30, 2014, respectively.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Condensed Balance Sheets. At September 30, 2015 and December 31, 2014, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of September 30, 2015	September 30, 2015	December 31, 2014
Greenfield LP	50%	$66	$78
Whitby	50%	11	17
Total investments in power plants		$77	$95
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2015 and December 31, 2014, equity method investee debt was approximately $283 million and $342 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $142 million and $171 million at September 30, 2015 and December 31, 2014, respectively.

Our equity interest in the net income from Greenfield LP and Whitby for the three and nine months ended September 30, 2015 and 2014, is recorded in (income) from unconsolidated investments in power plants on our Consolidated Condensed Statements of Operations. The following table sets forth details of our (income) from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Greenfield LP	$(3)	$(2)	$(9)	$(7)
Whitby	(3)	(3)	(9)	(11)
Total	$(6)	$(5)	$(18)	$(18)

Distributions from Greenfield LP were $10 million during each of the three and nine months ended September 30, 2015, and nil during each of the three and nine months ended September 30, 2014. Distributions from Whitby were nil and $13 million during both the three and nine months ended September 30, 2015 and 2014, respectively.
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

4.	Debt
Our debt at September 30, 2015 and December 31, 2014, was as follows (in millions):

	September 30, 2015	December 31, 2014
Senior Unsecured Notes	$3,450	$2,800
First Lien Term Loans	2,780	2,799
First Lien Notes	1,928	2,075
Project financing, notes payable and other	1,720	1,810
CCFC Term Loans	1,585	1,596
Capital lease obligations	201	202
Subtotal	11,664	11,282
Less: Current maturities	199	199
Total long-term debt	$11,465	$11,083
Our effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, decreased to 5.4% for the nine months ended September 30, 2015, from 6.0% for the same period in 2014. The issuance of our Senior Unsecured Notes in July 2014 and February 2015 and our 2022 First Lien Term Loan in May 2015 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and all of our 2018 First Lien Term Loans with debt carrying lower interest rates.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	September 30, 2015	December 31, 2014
2023 Senior Unsecured Notes	$1,250	$1,250
2024 Senior Unsecured Notes	650	—
2025 Senior Unsecured Notes	1,550	1,550
Total Senior Unsecured Notes	$3,450	$2,800
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
First Lien Term Loans
The amounts outstanding under our First Lien Term Loans are summarized in the table below (in millions):

	September 30, 2015	December 31, 2014
2018 First Lien Term Loans	$—	$1,597
2019 First Lien Term Loan	810	816
2020 First Lien Term Loan	383	386
2022 First Lien Term Loan	1,587	—
Total First Lien Term Loans	$2,780	$2,799
On May 28, 2015, we entered into our $1.6 billion 2022 First Lien Term Loan. We used the net proceeds received, together with operating cash on hand, to repay the 2018 First Lien Term Loans. The 2022 First Lien Term Loan matures on May 27, 2022 and bears interest, at our option, at either (i) the base rate, equal to the highest of (a) the Federal Funds effective rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar rate for a one-month interest period plus 1.0% (in each case, as such terms are defined in the 2022 First Lien Term Loan credit agreement), plus an applicable margin of 1.75%, or (ii) LIBOR plus 2.75% per annum subject to a LIBOR floor of 0.75%. An aggregate amount equal to 0.25% of the aggregate principal amount of the 2022 First Lien Term Loan will be payable at the end of each quarter commencing in September 2015. The 2022 First Lien Term Loan contains substantially similar covenants, qualifications, exceptions and limitations as the First Lien Term Loans and First Lien Notes.
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
First Lien Notes
The amounts outstanding under our First Lien Notes are summarized in the table below (in millions):

	September 30, 2015	December 31, 2014
2022 First Lien Notes	$745	$745
2023 First Lien Notes(1)	693	840
2024 First Lien Notes	490	490
Total First Lien Notes	$1,928	$2,075
____________

(1)	On February 3, 2015, we repurchased approximately $147 million of our 2023 First Lien Notes with the proceeds from our 2024 Senior Unsecured Notes, as described in further detail above.

Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Corporate Revolving Facility(1)	$170	$223
CDHI	238	214
Various project financing facilities	239	207
Total	$647	$644
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. The following table details the fair values and carrying values of our debt instruments at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,188	$3,450	$2,832	$2,800
First Lien Term Loans	2,755	2,780	2,769	2,799
First Lien Notes	2,023	1,928	2,247	2,075
Project financing, notes payable and other(1)	1,643	1,613	1,734	1,688
CCFC Term Loans	1,548	1,585	1,540	1,596
Total	$11,157	$11,356	$11,122	$10,958
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$874	$—	$—	$874
Margin deposits	167	—	—	167
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,584	—	—	1,584
Commodity forward contracts(2)	—	256	305	561
Interest rate swaps	—	2	—	2
Total assets	$2,625	$258	$305	$3,188
Liabilities:
Margin deposits posted with us by our counterparties	$15	$—	$—	$15
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,477	—	—	1,477
Commodity forward contracts(2)	—	235	13	248
Interest rate swaps	—	110	—	110
Total liabilities	$1,492	$345	$13	$1,850

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$896	$—	$—	$896
Margin deposits	96	—	—	96
Commodity instruments:
Commodity exchange traded futures and swaps contracts	2,134	—	—	2,134
Commodity forward contracts(2)	—	195	164	359
Interest rate swaps	—	4	—	4
Total assets	$3,126	$199	$164	$3,489
Liabilities:
Margin deposits posted with us by our counterparties	$47	$—	$—	$47
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,870	—	—	1,870
Commodity forward contracts(2)	—	163	79	242
Interest rate swaps	—	114	—	114
Total liabilities	$1,917	$277	$79	$2,273
___________

(1)
As of September 30, 2015 and December 31, 2014, we had cash equivalents of $624 million and $679 million included in cash and cash equivalents and $250 million and $217 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

At September 30, 2015 and December 31, 2014, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at September 30, 2015 and December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2015
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$285	Discounted cash flow	Market price (per MWh)	$11.86 — $90.80/MWh
Power Congestion Products	$8	Discounted cash flow	Market price (per MWh)	$(11.47) — $5.95/MWh

	December 31, 2014
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$74	Discounted cash flow	Market price (per MWh)	$14.00 — $122.79/MWh
Natural Gas Contracts	$5	Discounted cash flow	Market price (per MMBtu)	$1.00 — $10.86/MMBtu
Power Congestion Products	$9	Discounted cash flow	Market price (per MWh)	$(19.56) — $19.56/MWh
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$243	$(9)	$85	$14
Realized and mark-to-market gains (losses):
Included in net income:
Included in operating revenues(1)	70	7	236	(1)
Included in fuel and purchased energy expense(2)	(2)	5	(2)	9
Purchases and settlements:
Purchases	—	—	3	1
Settlements	(8)	9	(24)	(7)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—	—	—
Transfers out of level 3(5)	(11)	(1)	(6)	(5)
Balance, end of period	$292	$11	$292	$11
Change in unrealized gains relating to instruments still held at end of period	$68	$12	$234	$8
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and nine months ended September 30, 2015 and 2014.

(4)	There were no transfers out of level 2 into level 3 for each of the three and nine months ended September 30, 2015 and 2014.

(5)
We had $11 million and $1 million in gains transferred out of level 3 into level 2 for the three months ended September 30, 2015 and 2014, respectively, and $6 million and $5 million in gains transferred out of level 3 into level 2 for the nine months ended September 30, 2015 and 2014, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading gains and losses were not material for the three and nine months ended September 30, 2015 and 2014.
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of September 30, 2015, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 8 years.
As of September 30, 2015 and December 31, 2014, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify or were not designated under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	September 30, 2015	December 31, 2014
Power (MWh)	(111)	(62)
Natural gas (MMBtu)	984	291
Environmental credits (Tonnes)	5	—
Interest rate swaps	$1,405	$1,431
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of September 30, 2015, was $12 million for which we have posted collateral of $7 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $8 million would be required and that no counterparty could request immediate, full settlement.
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
Derivatives Included on Our Consolidated Condensed Balance Sheets
The following tables present the fair values of our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$1,429	$—	$1,429
Long-term derivative assets	716	2	718
Total derivative assets	$2,145	$2	$2,147

Current derivative liabilities	$1,293	$41	$1,334
Long-term derivative liabilities	432	69	501
Total derivative liabilities	$1,725	$110	$1,835
Net derivative assets (liabilities)	$420	$(108)	$312

	December 31, 2014
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$2,058	$—	$2,058
Long-term derivative assets	435	4	439
Total derivative assets	$2,493	$4	$2,497

Current derivative liabilities	$1,738	$44	$1,782
Long-term derivative liabilities	374	70	444
Total derivative liabilities	$2,112	$114	$2,226
Net derivative assets (liabilities)	$381	$(110)	$271

	September 30, 2015		December 31, 2014
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$2	$111	$4	$112
Total derivatives designated as cash flow hedging instruments	$2	$111	$4	$112

Derivatives not designated as hedging instruments:
Commodity instruments	$2,145	$1,725	$2,493	$2,112
Interest rate swaps	—	(1)	—	2
Total derivatives not designated as hedging instruments	$2,145	$1,724	$2,493	$2,114
Total derivatives	$2,147	$1,835	$2,497	$2,226
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
The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$1,584	$(1,473)	$(111)	$—
Commodity forward contracts	561	(231)	(2)	328
Interest rate swaps	2	—	—	2
Total derivative assets	$2,147	$(1,704)	$(113)	$330
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,477)	$1,473	$4	$—
Commodity forward contracts	(248)	231	9	(8)
Interest rate swaps	(110)	—	—	(110)
Total derivative (liabilities)	$(1,835)	$1,704	$13	$(118)
Net derivative assets (liabilities)	$312	$—	$(100)	$212

	December 31, 2014
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$2,134	$(1,865)	$(269)	$—
Commodity forward contracts	359	(222)	—	137
Interest rate swaps	4	—	—	4
Total derivative assets	$2,497	$(2,087)	$(269)	$141
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,870)	$1,865	$5	$—
Commodity forward contracts	(242)	222	10	(10)
Interest rate swaps	(114)	—	—	(114)
Total derivative (liabilities)	$(2,226)	$2,087	$15	$(124)
Net derivative assets (liabilities)	$271	$—	$(254)	$17
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gain (loss)(1)
Commodity derivative instruments	$160	$59	$323	$38
Total realized gain (loss)	$160	$59	$323	$38

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$(75)	$11	$(6)	$79
Interest rate swaps	1	7	2	9
Total mark-to-market gain (loss)	$(74)	$18	$(4)	$88
Total activity, net	$86	$77	$319	$126
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$189	$53	$423	$(26)
Derivatives contracts included in fuel and purchased energy expense	(104)	17	(106)	143
Interest rate swaps included in interest expense	1	7	2	9
Total activity, net	$86	$77	$319	$126
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2015	2014	2015	2014	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate swaps(1)(2)	$(4)	$11	$(12)	$(8)	Interest expense

	Nine Months Ended September 30,		Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2015	2014	2015	2014	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate swaps(1)(2)	$4	$2	$(36)	$(34)	Interest expense
____________

(1)	We did not record any gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during the three and nine months ended September 30, 2015 and 2014.

(2)	We recorded an income tax expense of nil for each of the three and nine months ended September 30, 2015 and 2014, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $145 million and $149 million at September 30, 2015 and December 31, 2014, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $12 million and $12 million at September 30, 2015 and December 31, 2014, respectively.

(4)
Includes a loss of nil and $10 million for the three and nine months ended September 30, 2014, respectively, that was reclassified from AOCI to interest expense, where the hedged transactions are no longer expected to occur.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Margin deposits(1)	$167	$96
Natural gas and power prepayments	23	22
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$190	$118

Letters of credit issued	$460	$450
First priority liens under power and natural gas agreements	28	48
First priority liens under interest rate swap agreements	112	116
Total letters of credit and first priority liens with our counterparties	$600	$614

Margin deposits posted with us by our counterparties(1)(3)	$15	$47
Letters of credit posted with us by our counterparties	125	61
Total margin deposits and letters of credit posted with us by our counterparties	$140	$108
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

(2)
At September 30, 2015 and December 31, 2014, $176 million and $109 million, respectively, were included in margin deposits and other prepaid expense and $14 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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
Income Tax Expense

The table below shows our consolidated income tax expense from continuing operations (excluding noncontrolling interest) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense	$28	$9	$32	$5
Effective tax rate	9%	1%	10%	1%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the impact of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and nine months ended September 30, 2015 and 2014, our income tax expense is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs. See Note 10 in our 2014 Form 10-K for further information regarding our NOLs.
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
Unrecognized Tax Benefits — At September 30, 2015, we had unrecognized tax benefits of $53 million. If recognized, $12 million of our unrecognized tax benefits could impact the annual effective tax rate and $41 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact on our effective tax rate. We had accrued interest and penalties of $11 million for income tax matters at September 30, 2015. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Condensed Statements of Operations.

9.	Earnings per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. Reconciliations of the amounts used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2015 and 2014, are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	355,443	398,232	365,053	411,534
Share-based awards	2,233	4,730	3,166	4,522
Weighted average shares outstanding (diluted)	357,676	402,962	368,219	416,056
We excluded the following items from diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014, because they were anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based awards	4,982	2,854	4,208	2,855

10.	Stock-Based Compensation
Equity Classified Share-Based Awards
Stock-based compensation expense recognized for our equity classified share-based awards was $8 million for each of the three months ended September 30, 2015 and 2014, and $24 million and $25 million for the nine months ended September 30, 2015 and 2014, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the nine months ended September 30, 2015 and 2014. At September 30, 2015, there was unrecognized compensation cost of $31 million related to restricted stock which is expected to be recognized over a weighted average period of 1.2 years.

A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the nine months ended September 30, 2015, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2014	4,201,868	$18.01
Granted	1,577,932	$21.40
Forfeited	240,259	$19.64
Vested	1,589,073	$16.54
Nonvested — September 30, 2015	3,950,468	$19.85
The total fair value of our restricted stock and restricted stock units that vested during the nine months ended September 30, 2015 and 2014 was approximately $34 million and $31 million, respectively.
Liability Classified Share-Based Awards
Performance share units granted under the Equity Plan are settled in cash with payouts based on the relative performance of Calpine’s TSR over a three-year performance period compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are classified as a liability and measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $(1) million and nil for the three months ended September 30, 2015 and 2014, respectively, and $(5) million and $5 million for the nine months ended September 30, 2015 and 2014, respectively.
A summary of our performance share unit activity for the nine months ended September 30, 2015, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2014	867,479	$21.93
Granted	365,667	$23.91
Forfeited	89,117	$22.33
Vested(1)	8,254	$22.56
Nonvested — September 30, 2015	1,135,775	$22.53
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
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. At September 30, 2015, our reportable segments were West (including geothermal), Texas and East (including Canada). We continue to evaluate the manner in which we assess our performance, including our segments, which may result in future changes to the composition of our geographic segments.
Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$736	$709	$503	$—	$1,948
Intersegment revenues	1	4	3	(8)	—
Total operating revenues	$737	$713	$506	$(8)	$1,948
Commodity Margin	$385	$264	$325	$—	$974
Add: Mark-to-market commodity activity, net and other(1)	68	(98)	(62)	(7)	(99)
Less:
Plant operating expense	87	62	57	(6)	200
Depreciation and amortization expense	61	58	48	(1)	166
Sales, general and other administrative expense	7	15	10	1	33
Other operating expenses	8	2	8	(2)	16
(Income) from unconsolidated investments in power plants	—	—	(6)	—	(6)
Income from operations	290	29	146	1	466
Interest expense, net of interest income					158
Other (income) expense, net					1
Income before income taxes					$307

	Three Months Ended September 30, 2014
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$714	$985	$488	$—	$2,187
Intersegment revenues	1	4	2	(7)	—
Total operating revenues	$715	$989	$490	$(7)	$2,187
Commodity Margin(2)	$361	$346	$237	$—	$944
Add: Mark-to-market commodity activity, net and other(1)	41	(64)	4	(6)	(25)
Less:
Plant operating expense	91	77	55	(8)	215
Depreciation and amortization expense	65	51	38	(1)	153
Sales, general and other administrative expense	11	18	8	—	37
Other operating expenses	12	1	6	4	23
Impairment losses	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
(Income) from unconsolidated investments in power plants	—	—	(5)	—	(5)
Income from operations	223	135	769	(1)	1,126
Interest expense, net of interest income					154
Debt extinguishment costs and other (income) expense, net					344
Income before income taxes					$628

	Nine Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,672	$1,860	$1,504	$—	$5,036
Intersegment revenues	3	12	7	(22)	—
Total operating revenues	$1,675	$1,872	$1,511	$(22)	$5,036
Commodity Margin	$843	$583	$740	$—	$2,166
Add: Mark-to-market commodity activity, net and other(3)	173	(47)	(84)	(21)	21
Less:
Plant operating expense	313	233	206	(20)	732
Depreciation and amortization expense	193	157	135	(1)	484
Sales, general and other administrative expense	23	47	29	1	100
Other operating expenses	28	6	24	(2)	56
(Income) from unconsolidated investments in power plants	—	—	(18)	—	(18)
Income from operations	459	93	280	1	833
Interest expense, net of interest income					468
Debt modification and extinguishment costs and other (income) expense, net					40
Income before income taxes					$325

	Nine Months Ended September 30, 2014
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,692	$2,592	$1,807	$—	$6,091
Intersegment revenues	4	19	46	(69)	—
Total operating revenues	$1,696	$2,611	$1,853	$(69)	$6,091
Commodity Margin(2)	$791	$644	$786	$—	$2,221
Add: Mark-to-market commodity activity, net and other(3)	91	74	(31)	(23)	111
Less:
Plant operating expense	291	250	237	(24)	754
Depreciation and amortization expense	183	141	129	—	453
Sales, general and other administrative expense	28	48	32	—	108
Other operating expenses	39	4	22	1	66
Impairment losses	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
(Income) from unconsolidated investments in power plants	—	—	(18)	—	(18)
Income from operations	341	275	983	—	1,599
Interest expense, net of interest income					486
Debt extinguishment costs and other (income) expense, net					361
Income before income taxes					$752
_________

(1)	Includes $41 million and $49 million of lease levelization and $4 million and $4 million of amortization expense for the three months ended September 30, 2015 and 2014, respectively.

(2)
Commodity Margin related to the six power plants sold in our East segment on July 3, 2014, was not significant for the three months ended September 30, 2014. The Commodity Margin related to those power plants was $81 million for the nine months ended September 30, 2014.

(3)	Includes $(1) million and $(7) million of lease levelization and $11 million and $11 million of amortization expense for the nine months ended September 30, 2015 and 2014, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction and Overview
We are one of the largest wholesale power generators in the U.S. measured by power produced. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast region (included in our East segment) of the U.S. We sell wholesale power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities, power marketers and others. As a result of our investment in cleaner power generation, we have become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of flexible and reliable power plants. Effective October 1, 2015, we also sell power to commercial, industrial and residential customers through our retail subsidiary, Champion Energy.
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
Our goal is to be recognized as the premier power generation company in the U.S. as measured by our employees, shareholders, customers and policy-makers as well as the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership, and by pursuing opportunities to improve our fleet performance and reduce operating costs. We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation including the return of capital to shareholders and to manage the balance sheet for future growth and success with the following achievements during 2015:

•	We produced approximately 87 million MWh of electricity during the nine months ended September 30, 2015.

•	Our entire fleet achieved a forced outage factor of 1.7% and a starting reliability of 98.2% during the nine months ended September 30, 2015.

•	In 2015, through the filing of this Report, we repurchased a total of 26.6 million shares of our common stock for approximately $529 million at an average price of $19.87 per share.

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

•
On October 1, 2015, we completed the acquisition of Champion Energy for approximately $240 million, excluding working capital adjustments. The addition of this well-established retail sales organization will provide us an important outlet for directly reaching a much greater portion of the load we serve.

•
On October 12, 2015, we entered into an agreement to purchase Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW, for approximately $500 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant will increase capacity in our East segment, specifically the constrained New England market.

•
In October 2015, we issued notice to the holders of our 2023 First Lien Notes of our intent to redeem 10% of the original aggregate principal amount, plus accrued and unpaid interest. We intend to use cash on hand to fund the redemption.

•
We successfully originated several new contracts with customers in our West, Texas and East segments, including those related to our Delta and Pastoria Energy Centers, Geysers Assets, Mankato Power Plant and Texas power plant fleet. The execution of two of these PPAs with customers in Texas and the East will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center and the 345 MW expansion of our Mankato Power Plant.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas and East (including Canada).
Our wholesale power plant portfolio, including partnership interests, consists of 83 power plants, including one under construction, located throughout 18 states in the U.S. and in Canada, with an aggregate current generation capacity of 26,587 MW and 760 MW under construction. Our fleet, including projects under construction, consists of 67 natural gas-fired combustion turbine-based plants, one fuel oil-fired steam-based plant, 14 geothermal steam turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,425 MW in the West, 9,427 MW in Texas and 9,735 MW with an additional 760 MW under construction in the East.
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
CAISO
The CPUC and CAISO continue to evaluate capacity procurement policies and products for the California power market. With the expectation of significant increases in renewables, both entities are evaluating the need for operational flexibility, including the ability to start and ramp quickly as well as the ability to operate efficiently at low output levels or cycle off. We are an active participant in these discussions and support products and policies that would provide appropriate compensation for the required attributes. As these proceedings are ongoing, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows, although we believe our fleet offers many features that can, and do, provide operational flexibility to the power markets.
ERCOT
The PUCT is considering changes regarding its approach to resource adequacy, including price formation. ERCOT successfully launched the Operating Reserve Demand Curve (“ORDC”) functionality on June 1, 2014. This application produces a price “adder” to the clearing price of energy that increases as reserve capacity declines. The PUCT requested a review of the effectiveness of the ORDC and requested input from ERCOT and market participants, including any recommendations to improve the ORDC. As follow up to the ORDC, ERCOT has implemented a stakeholder approved reliability deployment adder that reflects the value of ISO out of merit actions and corrects real time price reversals that result from out of merit actions such as shedding certain loads during emergency conditions. The adder became effective prior to the 2015 peak summer season. The PUCT continues to consider the appropriate reliability standard that should be used to set ERCOT’s planning reserve margin. As these proceedings are ongoing and the timing of these changes is uncertain, we cannot predict the ultimate impact on our financial condition, results of operations or cash flows.

PJM
PJM experienced several unusual cold weather events during January 2014. PJM maintained system reliability, but the system was challenged. In order to address some of these challenges, PJM filed proposed capacity market rule changes in December 2014 which include stronger performance incentives and more significant penalties for failure to perform during peak power system conditions. On June 9, 2015, the FERC approved PJM’s proposed changes with minor alterations, and on July 22, 2015, the FERC granted rehearing of its June 9, 2015 order in order to permit qualifying demand response and energy efficiency resources to participate in the transition auctions. As a result of the FERC’s orders, PJM conducted the 2018/2019 base residual auction in August 2015 and the transition auctions for the 2016/2017 and 2017/2018 delivery periods were conducted shortly thereafter. All of these auctions included the capacity performance measures approved by the FERC. We support PJM’s capacity market rule changes and believe that, overall, they enhance the competitiveness and reliability of the PJM power market.
Beginning several years ago, New Jersey and Maryland each directed their load serving entities (“LSEs”) to issue requests for proposals (“RFP”) for the construction of new natural gas-fired generation plants in their respective states and to enter into long term capacity contracts with the generators selected in the RFP process. Each state directed its LSEs to purchase capacity from the winning generators at guaranteed prices for 15 to 20 years. Under the terms of the state-mandated contracts, the winning generators were required to bid their capacity into PJM’s annual capacity auction. Several generators and LSEs challenged the New Jersey and Maryland actions in federal court, arguing that the states’ actions impermissibly interfered with the FERC’s exclusive jurisdiction over wholesale capacity markets. The generators and LSEs prevailed in their challenges against the states in federal district court and before the Third and Fourth Circuits of the U.S. Courts of Appeals. The states and one of the winning generators filed petitions for certiorari with the U.S. Supreme Court. On October 19, 2015, the U.S. Supreme Court granted certiorari for the appeal of the Fourth Circuit decision. Oral argument has not yet been scheduled.
ISO-NE
ISO-NE continues to express concern related to the adequacy of natural gas transmission infrastructure and has received FERC approval to continue its winter reliability program for the next three winter periods. Over the longer term, the FERC has approved significant changes to the operation of the region’s capacity market that became effective with the 2015 Forward Capacity Auction (“FCA”). The ISO’s new “Pay for Performance” capacity market will result in significantly higher penalties for assets that fail to perform during shortage events beginning with the 2018-2019 commitment period. The prospect of these performance requirements, combined with recent capacity retirements in the region, resulted in significantly higher 2015 FCA clearing prices than were seen in recent years. The FERC also approved a two-year extension of the “lock-in” period for new generation, allowing new generating assets that clear the FCA to lock in their cleared price for a total of seven years.
Three New England states, Massachusetts, Connecticut and Rhode Island, have regulations in place or are considering legislation that would allow their investor owned utilities to enter into long-term contracts for up to approximately 2,000 MW of Canadian hydro imports. We cannot predict at this time whether long-term contracts will ultimately be signed or the related transmission facilities will be approved by federal and state regulators. Thus, the impact these efforts may have on our business is currently unknown.
Cross-State Air Pollution Rule (“CSAPR”) and Mercury and Air Toxics Standards (“MATS”)
After extended litigation over several years, CSAPR became effective on January 1, 2015 as originally proposed, but with delayed compliance timelines. The U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) heard oral arguments regarding additional remaining legal issues on February 25, 2015. On July 28, 2015, the D.C. Circuit rejected several of the broader challenges to CSAPR, and also held that some portions of CSAPR were invalid, remanding those portions of the rule to the EPA and leaving the rules in place while the EPA crafts a remedy. The court did not set a timeline for the EPA to address the invalid provisions.
On April 15, 2014, the D.C. Circuit rejected all legal challenges to the EPA’s MATS regulation in White Stallion Energy Center, LLC, et al v. EPA., which included challenges by over 20 states, industry groups and companies. In response to further challenges by the petitioners, the U.S. Supreme Court granted petitions for certiorari in November 2014 and heard oral arguments on March 25, 2015. On June 29, 2015, the U.S. Supreme Court reversed the decision of the D.C. Circuit and remanded the case for further action.
At this time, the ultimate outcome of these two cases on remand cannot be determined. However, CSPAR took effect on January 1, 2015, and MATS took effect on April 15, 2015, and both rules remain in effect until further action by the D.C. Circuit. Many of the announced retirements and emissions control installations undertaken to comply with MATS have already occurred.

CSAPR and MATS primarily impact coal-fired power plants, and therefore judicial decisions related to these rules do not directly affect our business. However, we believe that well-founded regulations protecting health and the environment could benefit our competitive position by better recognizing the value of our investments in clean power generation technology.
GHG Emissions
In January 2014, the EPA proposed New Source Performance Standards (“NSPS”) for GHG emissions from new power plants. In June 2014, the EPA proposed the Clean Power Plan which requires a reduction in GHG emissions from existing power plants of 30% from 2005 levels by 2030. In June 2014, the EPA also proposed GHG NSPS provisions for modified and reconstructed sources.
On August 4, 2015, the EPA finalized the NSPS for GHG emissions from new power plants, as well as from modified and reconstructed sources. At the same time, the EPA finalized the Clean Power Plan, requiring a reduction in GHG emissions from existing power plants of 32% from 2005 levels by 2030. The Clean Power Plan provides states flexibility in meeting the emission reduction requirements including adding renewable generation and increasing dispatch of natural gas-fired generation. The Clean Power Plan will first take effect in 2022 with more modest interim reduction requirements, which will increase to the final requirements by 2030. The Clean Power Plan is structured as a set of requirements for states to implement, with such state rulemakings required in the 2016-2018 time frame. At the same time, the EPA proposed a “Federal Plan,” which is a set of regulations the EPA will impose in the event the states do not act timely. Litigation to invalidate the Clean Power Plan has already been filed by at least 15 states and a number of industry opponents.
Overall, we support the Clean Power Plan and believe we are well positioned to comply with its provisions. We expect the Clean Power Plan to be beneficial to Calpine.
Demand Response
The FERC’s Order No. 745 regarding compensation of demand response in the energy market was appealed to the D.C. Circuit. In May 2014, the D.C. Circuit issued an order vacating and remanding Order No. 745 on the basis that the FERC does not have jurisdiction to regulate demand response in the energy market. On January 15, 2015, the FERC and several other entities filed petitions for certiorari with the U.S. Supreme Court, asking for review of the D.C. Circuit’s decision. Also, on October 20, 2014, the D.C. Circuit granted the FERC’s request for a stay of the decision. In May 2015, the U.S. Supreme Court granted the petitions for certiorari. Oral argument was held on October 14, 2015. The stay will remain in place until final disposition by the U.S. Supreme Court.
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
On May 1, 2015, the D.C. Circuit vacated the RICE NESHAP 100-Hour Rule and further modified its original ruling on July 21, 2015. The EPA sought a stay of the mandate until May 1, 2016, which was granted by the D.C. Circuit on August 18, 2015. On September 23, 2015, at the request of the EPA, the D.C. Circuit remanded the 50-hour rule without vacatur; therefore, the 50-hour rule remains in effect.
National Ambient Air Quality Standards - Ozone
As part of its ongoing Clean Air Act obligation to periodically review National Ambient Air Quality Standards (“NAAQS”) to ensure that air quality is protective of human health and the environment, on October 1, 2015, the EPA set a new standard for ground-level of ozone of 70 parts per billion, down from the standard set in 2008 of 75 parts per billion. This is significant to the power sector because ground-level ozone is a product of complex chemical reactions contributed to by nitrogen oxides, or NOx, which are one of the primary emissions of concern from power plants. A tighter ozone standard may lead to further, more stringent regulation of NOx emissions from mobile sources and a number of industries, particularly the power industry. Rulemaking to support attainment of this newer standard will go through multiple stages, with regulations beginning to take effect in approximately 2020. As with CSAPR and other regulations noted above, we believe that our clean, efficient generating fleet positions us well for the implementation of these regulations.
Clean Water Act - Waters of the United States
On June 29, 2015, the EPA published the “Clean Water Rule: Definition of Waters of the United States Under the Clean Water Act,” which redefined and broadened the scope of Clean Water Act jurisdiction. The rule became effective on August 28, 2015. We do not anticipate a significant impact to our business as a result of the Clean Water Rule.

Clean Water Act - Effluent Limit Guidelines
The EPA is required by the Clean Water Act to issue and periodically update Effluent Limit Guidelines (“ELG”) for different categories of industrial sources, including power plants. The EPA last issued power plant ELGs in the early 1980s. The EPA proposed new ELGs for the power sector in April 2013. The proposed rules would mostly be significant for coal-fired power plants, particularly wastewater from coal combustion residuals and air quality control processes. The EPA finalized the revised ELGs on September 30, 2015. These rules target waste streams from coal-fired power plants (fly ash and bottom ash transport water; wastewater from flue-gas mercury control, flue-gas desulfurization, and coal gasification processes; and leachates from combustion residual landfills and ponds) and are expected to have no direct impact on our fleet of power plants.
California: GHG - Cap-and-Trade Regulation
California’s AB 32 requires the state to reduce statewide GHG emissions to 1990 levels by 2020. To meet this benchmark, the California Air Resources Board (“CARB”) has promulgated a number of regulations, including the Cap-and-Trade Regulation and Mandatory Reporting Rule, which took effect on January 1, 2012. These regulations have since been amended by the CARB several times.
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
Legislation that would enact both the 2050 and 2030 goals into law, known as Senate Bill (“SB”) 32, failed to pass in the first year of the two-year legislative session, but is expected to be reconsidered by the California Legislature in 2016. Although SB 32 has not yet been enacted into law, another bill, SB 350, which was enacted into law in 2015, requires the CPUC to adopt a process for each load-serving entity to file an integrated resource plan to ensure they meet greenhouse gas emissions reduction targets established by the CARB, in coordination with the CPUC and the California Energy Commission, for the electricity sector and each load-serving entity, which reflect the electricity sector’s percentage in achieving the economy-wide greenhouse gas emissions reductions of 40% from 1990 levels by 2030. At this time, neither the CARB, nor the CPUC, has initiated a public process to implement this requirement or to establish the emission reductions targets for the electricity sector and each load-serving entity described by it.
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
California RPS
As recently expanded by SB 350, California’s RPS requires retail power providers to generate or procure 33% and 50% of the power they sell to retail customers from renewable resources by 2020 and 2030, respectively, with intermediate targets leading up to 2020 and 2030. Behind-the-meter solar generally does not count towards California’s RPS requirements. Under California’s RPS, there are limits on different “buckets” of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy a growing fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour, such as our Geysers Assets. While the RPS generally depresses wholesale energy prices, the intermittency of many renewable resources presents operational flexibility challenges that present opportunities for natural gas-fired generation to provide capacity and ancillary services products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Below are our results of operations for the three months ended September 30, 2015 as compared to the same period in 2014 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2015	2014	Change	% Change
Operating revenues:
Commodity revenue	$1,888	$2,186	$(298)	(14)
Mark-to-market gain (loss)	55	(2)	57	#
Other revenue	5	3	2	67
Operating revenues	1,948	2,187	(239)	(11)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	943	1,281	338	26
Mark-to-market (gain) loss	130	(13)	(143)	#
Fuel and purchased energy expense	1,073	1,268	195	15
Plant operating expense	200	215	15	7
Depreciation and amortization expense	166	153	(13)	(8)
Sales, general and other administrative expense	33	37	4	11
Other operating expenses	16	23	7	30
Total operating expenses	1,488	1,696	208	12
Impairment losses	—	123	123	#
(Gain) on sale of assets, net	—	(753)	(753)	#
(Income) from unconsolidated investments in power plants	(6)	(5)	1	20
Income from operations	466	1,126	(660)	(59)
Interest expense	159	156	(3)	(2)
Interest (income)	(1)	(2)	(1)	(50)
Debt extinguishment costs	—	340	340	#
Other (income) expense, net	1	4	3	75
Income before income taxes	307	628	(321)	(51)
Income tax expense	28	9	(19)	#
Net income	279	619	(340)	(55)
Net income attributable to the noncontrolling interest	(6)	(5)	(1)	(20)
Net income attributable to Calpine	$273	$614	$(341)	(56)

	2015	2014	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	32,583	28,449	4,134	15
Average availability	97.0%	96.6%	0.4%	—
Average total MW in operation(1)	25,807	25,071	736	3
Average capacity factor, excluding peakers	63.3%	57.7%	5.6%	10
Steam Adjusted Heat Rate	7,336	7,402	66	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $40 million for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to:

•	the acquisition of our 731 MW Fore River Energy Center in November 2014 and the commencement of commercial operations at our 309 MW Garrison Energy Center in June 2015;

•	higher regulatory capacity revenue; and

•	higher settled Spark Spreads in Texas in July and August 2015 compared to the same months in 2014; partially offset by

•	lower contribution from hedges; and

•	lower Spark Spreads in the West due to lower natural gas prices during the third quarter of 2015 compared to the third quarter of 2014.

Generation increased 15% primarily due to stronger market conditions and lower natural gas prices in Texas, the acquisition of our 731 MW Fore River Energy Center in November 2014 and the commencement of commercial operations at our 309 MW Garrison Energy Center in June 2015. Our average total MW in operation increased by 736 MW, or 3%, primarily due to Fore River and Garrison Energy Centers.

Mark-to-market gain/loss on our derivative hedge position had an unfavorable variance of $86 million primarily driven by settlement of previous mark-to-market gains on 2015 hedges during the third quarter of 2015 as compared to the same period in 2014.

Plant operating expense decreased by $15 million for the three months ended September 30, 2015, compared to the same period in 2014 due to a $12 million decrease in our normal, recurring plant operating expense and a $4 million decrease in major maintenance expense resulting from our plant outage schedule, net of an increase in costs from scrap parts related to outages.

Depreciation and amortization expense increased by $13 million for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to the acquisition of our Fore River Energy Center in November 2014 and commencement of commercial operations at our Garrison Energy Center in June 2015.

In line with our strategy to sell or contract power plants located in wholesale power markets dominated by regulated utilities and focus on competitive wholesale markets, we completed the sale of six of our power plants in our East segment on July 3, 2014, resulting in a gain on sale of assets, net of $753 million, which was recorded during the third quarter of 2014. In addition, we executed a term sheet with a third party related to our Osprey Energy Center in August 2014 for a new PPA with a term of 27 months, after which the third party would purchase our Osprey Energy Center which resulted in an impairment loss of approximately $123 million that was recorded during the third quarter of 2014.

Debt extinguishment costs for the three months ended September 30, 2014, consisted of $340 million in connection with the repayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes, which is comprised of $306 million of prepayment penalties and $34 million associated with the write-off of unamortized debt discount and deferred financing costs.

During the three months ended September 30, 2015, we recorded income tax expense of $28 million compared to $9 million for the same period in 2014. The unfavorable period-over-period change primarily resulted from an increase in various state and foreign jurisdiction income taxes and the application of the intraperiod tax allocation.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Below are our results of operations for the nine months ended September 30, 2015 as compared to the same period in 2014 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2015	2014	Change	% Change
Operating revenues:
Commodity revenue	$4,933	$6,000	$(1,067)	(18)
Mark-to-market gain	89	81	8	10
Other revenue	14	10	4	40
Operating revenues	5,036	6,091	(1,055)	(17)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	2,754	3,757	1,003	27
Mark-to-market loss	95	2	(93)	#
Fuel and purchased energy expense	2,849	3,759	910	24
Plant operating expense	732	754	22	3
Depreciation and amortization expense	484	453	(31)	(7)
Sales, general and other administrative expense	100	108	8	7
Other operating expenses	56	66	10	15
Total operating expenses	4,221	5,140	919	18
Impairment losses	—	123	123	#
(Gain) on sale of assets, net	—	(753)	(753)	#
(Income) from unconsolidated investments in power plants	(18)	(18)	—	—
Income from operations	833	1,599	(766)	(48)
Interest expense	471	491	20	4
Interest (income)	(3)	(5)	(2)	(40)
Debt modification and extinguishment costs	32	341	309	91
Other (income) expense, net	8	20	12	60
Income before income taxes	325	752	(427)	(57)
Income tax expense	32	5	(27)	#
Net income	293	747	(454)	(61)
Net income attributable to the noncontrolling interest	(11)	(11)	—	—
Net income attributable to Calpine	$282	$736	$(454)	(62)

	2015	2014	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	85,104	74,511	10,593	14
Average availability	90.8%	90.9%	(0.1)%	—
Average total MW in operation(1)	25,777	27,045	(1,268)	(5)
Average capacity factor, excluding peakers	56.3%	47.1%	9.2%	20
Steam Adjusted Heat Rate	7,312	7,396	84	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $64 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to:

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

•	higher generation in Texas resulting from lower natural gas prices, which drove lower system-wide coal-fired generation during the nine months ended September 30, 2015.
Generation increased 14% primarily due to higher generation in Texas due to the factors described above. Our average total MW in operation decreased by 1,268 MW, or 5%, primarily due to the aforementioned changes in our power plant portfolio.

Mark-to-market gain/loss on our derivative hedge position had an unfavorable variance of $85 million primarily driven by settlement of previous mark-to-market gains on 2015 hedges during the nine months ended September 30, 2015 as compared to the same period in 2014.

Plant operating expense decreased by $22 million for the nine months ended September 30, 2015, compared to the same period in 2014. Our normal, recurring plant operating expense, after excluding a decrease of $17 million attributable to power plant portfolio changes, decreased by $12 million during the nine months ended September 30, 2015 compared to the same period in 2014 primarily resulting from a decrease in equipment failure costs related to outages. The overall decrease was partially offset by a net increase of $7 million related to an increase in major maintenance expense resulting from our plant outage schedule and costs from scrap parts related to outages, net of a decrease in stock-based compensation expense and other miscellaneous costs.

Depreciation and amortization expense increased by $31 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to the acquisition of our Guadalupe and Fore River Energy Centers in February and November 2014, respectively, the commencement of commercial operations at our Garrison Energy Center in June 2015 and the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014.

Sales, general and other administrative expenses decreased by $8 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to a decrease in the fair value of stock-based compensation awards.

Other operating expenses decreased by $10 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a decrease in production royalty expense associated with our Geysers Assets and a decrease in operating lease expense due to the expiration of the operating lease associated with the Greenleaf power plants in June 2015.

In line with our strategy to sell or contract power plants located in wholesale power markets dominated by regulated utilities and focus on competitive wholesale markets, we completed the sale of six of our power plants in our East segment on July 3, 2014, resulting in a gain on sale of assets, net of $753 million, which was recorded during the third quarter of 2014. In addition, we executed a term sheet with a third party related to our Osprey Energy Center in August 2014 for a new PPA with a term of 27 months, after which the third party would purchase our Osprey Energy Center which resulted in an impairment loss of approximately $123 million that was recorded during the third quarter of 2014.

Interest expense decreased by $20 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, to 5.4% for the nine months ended September 30, 2015, from 6.0% for the nine months ended September 30, 2014. The issuance of our Senior Unsecured Notes in July 2014 and February 2015 and our 2022 First Lien Term Loan in May 2015 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and all of our 2018 First Lien Term Loans with debt carrying lower interest rates.

Debt modification and extinguishment costs for the nine months ended September 30, 2015, consisted of $19 million in debt extinguishment costs in connection with the repurchase of approximately $147 million of our 2023 First Lien Notes, which is comprised of $18 million of prepayment penalties and $1 million associated with the write-off of deferred financing costs, and $13 million in debt modification costs related to the issuance of our 2022 First Lien Term Loan in May 2015. Debt extinguishment costs for the nine months ended September 30, 2014, primarily consisted of $340 million in connection with the repayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes, which is comprised of $306 million of prepayment penalties and $34 million associated with the write-off of unamortized debt discount and deferred financing costs.

During the nine months ended September 30, 2015, we recorded income tax expense of $32 million compared to $5 million for the same period in 2014. The unfavorable period-over-period change primarily resulted from a one-time tax benefit recorded during the first quarter of 2014 associated with the reorganization of certain Calpine subsidiaries as well as an increase in various state and foreign jurisdiction income taxes and the application of the intraperiod tax allocation during the nine months ended September 30, 2015 compared to the same period in 2014.
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
Commodity Margin by Segment for the Three Months Ended September 30, 2015 and 2014
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended September 30, 2015 and 2014 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2015	2014	Change	% Change
Commodity Margin (in millions)	$385	$361	$24	7
Commodity Margin per MWh generated	$38.05	$37.47	$0.58	2

MWh generated (in thousands)	10,117	9,634	483	5
Average availability	97.6%	98.6%	(1.0)%	(1)
Average total MW in operation	7,425	7,524	(99)	(1)
Average capacity factor, excluding peakers	66.0%	61.9%	4.1%	7
Steam Adjusted Heat Rate	7,333	7,325	(8)	—

West — Commodity Margin in our West segment increased by $24 million, or 7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to higher contribution from hedges and a 5% increase in generation resulting from a decrease in hydroelectric generation in the Pacific Northwest. The increase in Commodity Margin was partially offset by lower power prices and Spark Spreads resulting from lower natural gas prices during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, the expiration of the operating lease related to our Greenleaf power plants in June 2015 and a wildfire in northern California in September 2015 which negatively impacted our Geysers Assets.

Texas:	2015	2014	Change	% Change
Commodity Margin (in millions)	$264	$346	$(82)	(24)
Commodity Margin per MWh generated	$19.45	$29.02	$(9.57)	(33)

MWh generated (in thousands)	13,576	11,924	1,652	14
Average availability	97.2%	96.3%	0.9%	1
Average total MW in operation	9,191	9,191	—	—
Average capacity factor, excluding peakers	66.9%	58.8%	8.1%	14
Steam Adjusted Heat Rate	7,111	7,215	104	1

Texas — Commodity Margin in our Texas segment decreased by $82 million, or 24%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to lower contribution from hedges. The decrease in Commodity Margin was partially offset by higher settled Spark Spreads in July and August 2015 compared to the same months in 2014 as well as a 14% increase in generation due to stronger market conditions and lower natural gas prices that drove lower systemwide coal-fired generation during the third quarter of 2015 compared to the same period in 2014.

East:	2015	2014	Change	% Change
Commodity Margin (in millions)	$325	$237	$88	37
Commodity Margin per MWh generated	$36.56	$34.39	$2.17	6

MWh generated (in thousands)	8,890	6,891	1,999	29
Average availability	96.2%	95.1%	1.1%	1
Average total MW in operation	9,191	8,356	835	10
Average capacity factor, excluding peakers	55.8%	50.8%	5.0%	10
Steam Adjusted Heat Rate	7,710	7,848	138	2

East — Commodity Margin in our East segment increased by $88 million, or 37%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to higher contribution from hedges, the acquisition of our 731 MW Fore River Energy Center in November 2014 and the commencement of commercial operations at our 309 MW Garrison Energy Center in June 2015. Also contributing to the increase in Commodity Margin was higher regulatory capacity revenues during the three months ended September 30, 2015 compared to the same period in 2014 and the positive impact of a new contract for our Osprey Energy Center which became effective in the fourth quarter of 2014. Average total MW in operation increased by 835 MW, or 10%, primarily due to Fore River and Garrison Energy Centers which were also the primary drivers of the 29% increase in generation.

Commodity Margin by Segment for the Nine Months Ended September 30, 2015 and 2014
The following tables show our Commodity Margin and related operating performance metrics by segment for the nine months ended September 30, 2015 and 2014 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2015	2014	Change	% Change
Commodity Margin (in millions)	$843	$791	$52	7
Commodity Margin per MWh generated	$32.67	$31.35	$1.32	4

MWh generated (in thousands)	25,800	25,235	565	2
Average availability	89.6%	93.1%	(3.5)%	(4)
Average total MW in operation	7,491	7,524	(33)	—
Average capacity factor, excluding peakers	56.1%	54.7%	1.4%	3
Steam Adjusted Heat Rate	7,322	7,310	(12)	—

West — Commodity Margin in our West segment increased by $52 million, or 7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to higher contribution from hedges, a 2% increase in generation resulting from a decrease in hydroelectric generation in the Pacific Northwest and higher REC revenues associated with our Geysers Assets resulting from more favorable REC pricing in 2015. The increase in Commodity Margin was partially offset by lower power prices and on-peak Spark Spreads resulting from lower natural gas prices for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, the expiration of the operating lease related to our Greenleaf power plants in June 2015 and a wildfire in northern California in September 2015 which negatively impacted our Geysers Assets. Average availability decreased 4% due to an increase in planned outages during the second quarter of 2015 compared to the same period in 2014.

Texas:	2015	2014	Change	% Change
Commodity Margin (in millions)	$583	$644	$(61)	(9)
Commodity Margin per MWh generated	$16.05	$22.76	$(6.71)	(29)

MWh generated (in thousands)	36,314	28,290	8,024	28
Average availability	90.9%	90.2%	0.7%	1
Average total MW in operation	9,191	8,745	446	5
Average capacity factor, excluding peakers	60.3%	49.4%	10.9%	22
Steam Adjusted Heat Rate	7,096	7,222	126	2

Texas — Commodity Margin in our Texas segment decreased by $61 million, or 9%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to lower contribution from summer hedges and lower on-peak Spark Spreads resulting from lower natural gas prices. The decrease in Commodity Margin was partially offset by the acquisition of our 1,000 MW Guadalupe Energy Center on February 26, 2014, the expansions of our Deer Park and Channel Energy Centers which were completed in June 2014 and a 28% increase in generation due to stronger market conditions in the third quarter of 2015 and lower natural gas prices that drove lower systemwide coal-fired generation during the nine months ended September 30, 2015 compared to the same period in 2014. Our average total MW in operation increased 446 MW, or 5%, primarily resulting from the acquisition of Guadalupe Energy Center and the expansions of our Deer Park and Channel Energy Centers.

East:	2015	2014	Change	% Change
Commodity Margin (in millions)	$740	$786	$(46)	(6)
Commodity Margin per MWh generated	$32.19	$37.45	$(5.26)	(14)

MWh generated (in thousands)	22,990	20,986	2,004	10
Average availability	91.6%	89.8%	1.8%	2
Average total MW in operation	9,095	10,776	(1,681)	(16)
Average capacity factor, excluding peakers	50.9%	38.0%	12.9%	34
Steam Adjusted Heat Rate	7,660	7,733	73	1

East — Commodity Margin in our East segment increased by $35 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, after excluding a decrease of $81 million resulting from the sale of six power plants with a total capacity of 3,498 MW on July 3, 2014. The increase in Commodity Margin was primarily due to higher contribution from hedges, the acquisition of our 731 MW Fore River Energy Center in November 2014 and the commencement of commercial operations at our 309 MW Garrison Energy Center in June 2015. Also contributing to the increase in Commodity Margin was a 10% increase in generation driven by lower natural gas prices and the positive impact of a new contract for our Osprey Energy Center which became effective in the fourth quarter of 2014. The increase in Commodity Margin was partially offset by a significant decrease in power and natural gas prices in the first quarter of 2015 compared to the prior year period, given the unusually high price levels experienced during the polar vortex events in the first quarter of 2014, as well as lower regulatory capacity revenues in PJM during the nine months ended September 30, 2015 compared to the same period in 2014. Average total MW in operation decreased 1,681 MW, or 16%, primarily due to the aforementioned power plant portfolio changes.
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

	Three Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Net income attributable to Calpine					$273
Net income attributable to the noncontrolling interest					6
Income tax expense					28
Other (income) expense, net					1
Interest expense, net of interest income					158
Income from operations	$290	$29	$146	$1	$466
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	59	58	47	—	164
Major maintenance expense	8	11	8	—	27
Operating lease expense	—	—	6	—	6
Mark-to-market (gain) loss on commodity derivative activity	(95)	106	64	—	75
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(12)	—	9	—	(3)
Stock-based compensation expense	3	2	2	—	7
Loss on dispositions of assets	4	1	—	—	5
Acquired contract amortization	—	—	4	—	4
Other	44	—	(3)	(1)	40
Total Adjusted EBITDA	$301	$207	$283	$—	$791

	Three Months Ended September 30, 2014
	West	Texas	East(3)	Consolidation and Elimination	Total
Net income attributable to Calpine					$614
Net income attributable to the noncontrolling interest					5
Income tax expense					9
Debt extinguishment costs and other (income) expense, net					344
Interest expense, net of interest income					154
Income from operations	$223	$135	$769	$(1)	$1,126
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	63	51	38	—	152
Major maintenance expense	7	20	9	—	36
Operating lease expense	3	—	6	—	9
Mark-to-market (gain) loss on commodity derivative activity	(68)	71	(14)	—	(11)
Impairment losses	—	—	123	—	123
(Gain) on sale of assets	—	—	(753)	—	(753)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(11)	—	8	—	(3)
Stock-based compensation expense	3	3	2	—	8
Acquired contract amortization	—	—	4	—	4
Other	43	2	8	1	54
Total Adjusted EBITDA	$263	$282	$200	$—	$745

	Nine Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Net income attributable to Calpine					$282
Net income attributable to the noncontrolling interest					11
Income tax expense					32
Debt modification and extinguishment costs and other (income) expense, net					40
Interest expense, net of interest income					468
Income from operations	$459	$93	$280	$1	$833
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	189	157	134	—	480
Major maintenance expense	74	66	55	—	195
Operating lease expense	4	—	19	—	23
Mark-to-market (gain) loss on commodity derivative activity	(142)	70	78	—	6
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(19)	—	25	—	6
Stock-based compensation expense	8	7	4	—	19
Loss on dispositions of assets	4	3	1	—	8
Acquired contract amortization	—	—	11	—	11
Other	2	1	3	(1)	5
Total Adjusted EBITDA	$579	$397	$610	$—	$1,586

	Nine Months Ended September 30, 2014
	West	Texas	East(3)	Consolidation and Elimination	Total
Net income attributable to Calpine					$736
Net income attributable to the noncontrolling interest					11
Income tax expense					5
Debt extinguishment costs and other (income) expense, net					361
Interest expense, net of interest income					486
Income from operations	$341	$275	$983	$—	$1,599
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	179	141	129	—	449
Major maintenance expense	53	77	59	—	189
Operating lease expense	7	—	19	—	26
Mark-to-market (gain) loss on commodity derivative activity	(54)	(53)	28	—	(79)
Impairment losses	—	—	123	—	123
(Gain) on sale of assets	—	—	(753)	—	(753)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(17)	—	23	—	6
Stock-based compensation expense	9	12	9	—	30
Loss on dispositions of assets	1	—	—	—	1
Acquired contract amortization	—	—	11	—	11
Other	(3)	3	2	—	2
Total Adjusted EBITDA	$516	$455	$633	$—	$1,604
____________

(1)	Depreciation and amortization expense in the income from operations calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets.

(2)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include (gain) loss on mark-to-market activity of nil for the three and nine months ended September 30, 2015 and 2014.

(3)
Adjusted EBITDA related to the six power plants sold in our East segment on July 3, 2014 was not significant for the three months ended September 30, 2014. Adjusted EBITDA related to those power plants was $43 million for the nine months ended September 30, 2014.

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
Liquidity
The following table provides a summary of our liquidity position at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Cash and cash equivalents, corporate(1)	$558	$460
Cash and cash equivalents, non-corporate	101	257
Total cash and cash equivalents	659	717
Restricted cash	275	244
Corporate Revolving Facility availability	1,330	1,277
CDHI letter of credit facility availability	62	86
Total current liquidity availability	$2,326	$2,324
____________

(1)	Includes $15 million and $47 million of margin deposits posted with us by our counterparties at September 30, 2015 and December 31, 2014, respectively.
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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of September 30, 2015, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $154 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $142 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at September 30, 2015, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $52 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $49 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
In order to effectively manage our future Commodity Margin, we have economically hedged a portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions; however, we currently remain susceptible to significant price movements for 2016 and beyond. In addition to the price of natural gas, our Commodity Margin is highly dependent on other factors such as:

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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Corporate Revolving Facility(1)	$170	$223
CDHI	238	214
Various project financing facilities	239	207
Total	$647	$644
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
Capital Management
In connection with our goals of enhancing long-term shareholder value, we have completed, made progress toward completing or initiated certain key capital management transactions during 2015, as further described below.
Share Repurchase Program
In 2015, through the filing of this Report, we have repurchased a total of 26.6 million shares of our common stock for approximately $529 million at an average price of $19.87 per share.
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
2023 First Lien Notes
In October 2015, we issued notice to the holders of our 2023 First Lien Notes of our intent to redeem 10% of the original aggregate principal amount, plus accrued and unpaid interest. We intend to use cash on hand to fund the redemption.
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
Granite Ridge Energy Center — On October 12, 2015, we entered into an agreement to purchase Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW, for approximately $500 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant will increase capacity in our East segment, specifically the constrained New England market. See Note 2 of the Notes to the Consolidated Condensed Financial Statements for a further description of our acquisition of the Granite Ridge Energy Center.
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
York 2 Energy Center — York 2 Energy Center is a 760 MW dual-fuel combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. The project’s capacity cleared PJM’s 2017/2018 and 2018/2019 base residual auctions. The project is now under construction, and we expect COD during the second quarter of 2017. PJM has completed the interconnection study process for an additional 70 MW of planned capacity at the York 2 Energy Center. This incremental 70 MW of planned capacity cleared the 2018/2019 base residual auction.
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
Mankato Power Plant Expansion — By order dated February 5, 2015, the Minnesota Public Utilities Commission concluded a competitive resource acquisition proceeding and selected a 345 MW expansion of our Mankato Power Plant, authorizing execution of a 20-year PPA between Calpine and Xcel Energy. The PPA was executed in April 2015 and remains subject to approval by the North Dakota Public Service Commission. Commercial operation of the expanded capacity may commence as early as 2019, subject to requisite regulatory approvals and applicable contract conditions.
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

Osprey Energy Center — During the fourth quarter of 2014, we executed an asset sale agreement for the sale of our Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments. In accordance with the asset sale agreement, the sale will be consummated in January 2017 upon the conclusion of a 27-month PPA. In July 2015, the transaction was approved by the FERC and the Florida Public Service Commission. This sale represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities.
Turbine Modernization — We continue to move forward with our turbine modernization program. Through September 30, 2015, we have completed the upgrade of thirteen Siemens and eight GE turbines totaling approximately 210 MW and have committed to upgrade three additional turbines. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our East segment.
Customer-Oriented Origination Business
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant contracts entered into in 2015 is as follows:
Retail Acquisition

•
On October 1, 2015, we completed the acquisition of Champion Energy for approximately $240 million, excluding working capital adjustments. Champion Energy, a leading retail electric provider, is expected to serve approximately 22 million MWh of commercial, industrial and residential customer load in 2015, concentrated in Texas, PJM and the Northeast U.S. where Calpine has a substantial power generation presence. The addition of this well-established retail sales organization is expected to provide us an important outlet for directly reaching a much greater portion of the load we serve.

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

•	We entered into a new one-year resource adequacy contract with SCE for 238 MW from our Pastoria Energy Center commencing in January 2018.
Texas

•	We entered into a new three-year PPA with Brazos Electric Power Cooperative to provide 300 MW of power from our Texas power plant fleet commencing in January 2016.

•	We entered into a new three-year PPA with Pedernales Electric Cooperative to provide approximately 140 MW of power from our Texas power plant fleet commencing in January 2017.

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

Wildfire at our Geysers Assets
In September 2015, a wildfire spread to our Geysers Assets in Lake and Sonoma Counties, California, affecting five of our 14 power plants in the region which sustained damage to ancillary structures such as cooling towers and communication/electric deliverability infrastructure. The wildfire has since been contained and our Geysers Assets are generating renewable power for our customers at approximately three-quarters of the normal operating capacity. We expect our insurance program to cover repair and replacement costs as well as our net revenue losses after deductibles are met. As a result, we do not anticipate that the wildfire will have a material impact on our financial condition, results of operations or cash flows.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2014, our consolidated federal NOLs totaled approximately $6.9 billion.
Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014
Beginning cash and cash equivalents	$717	$941
Net cash provided by (used in):
Operating activities	548	504
Investing activities	(450)	550
Financing activities	(156)	(466)
Net increase (decrease) in cash and cash equivalents	(58)	588
Ending cash and cash equivalents	$659	$1,529
Net Cash Provided By Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2015, was $548 million compared to cash provided by operating activities of $504 million for the nine months ended September 30, 2014. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, decreased by $18 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants, impairment losses, gain on sale of assets, net and mark-to-market activity. The decrease in income from operations was primarily driven by a $64 million decrease in Commodity revenue, net of Commodity expense, partially offset by a $22 million decrease in plant operating expense and a $10 million decrease in other operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. See “Results of Operations for the Nine Months Ended September 30, 2015 and 2014” above for further discussion of these changes.

•
Working capital employed — Working capital employed increased by $289 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, after adjusting for changes in debt, restricted cash and mark-to-market related balances which did not impact cash provided by operating activities. The increase was primarily due to the change in net margin requirements and an increase in the purchase of environmental allowances for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

•
Interest paid — Cash paid for interest decreased by $69 million to $465 million for the nine months ended September 30, 2015, from $534 million for the nine months ended September 30, 2014. The decrease was primarily due to our refinancing activity and the timing of interest payments.

•
Debt modification and extinguishment payments — Cash paid for debt modification and extinguishment decreased $275 million to $31 million during the nine months ended September 30, 2015, from $306 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we made cash payments of $13 million related to the issuance cost associated with our 2022 First Lien Term Loan and cash payments of $18 million related to the repayment penalties of a portion of our 2023 First Lien Notes, as compared to $306 million during the nine months ended September 30, 2014, which were associated with the repayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes.

Net Cash Provided By (Used In) Investing Activities
Cash used in investing activities for the nine months ended September 30, 2015, was $450 million compared to cash provided by investing activities of $550 million for the nine months ended September 30, 2014. The decrease was primarily due to:

•
Proceeds from the sale of power plants, interests and other — During the nine months ended September 30, 2014, we received proceeds of approximately $1.57 billion related to the completion of the sale of six power plants in our East segment. There was no similar activity during the nine months ended September 30, 2015.

•
Purchase of Guadalupe Energy Center — During the nine months ended September 30, 2014, we purchased a natural gas-fired, combined-cycle power plant located in Guadalupe County, Texas for $656 million. There were no acquisitions during the nine months ended September 30, 2015.

•
Capital expenditures — Capital expenditures for the nine months ended September 30, 2015, were $411 million, an increase of $57 million, compared to expenditures of $354 million for the nine months ended September 30, 2014. The increase was primarily due to higher expenditures on construction projects and outages during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

•
Restricted cash — Restricted cash increased $31 million for the nine months ended September 30, 2015, compared to an increase of $15 million for the nine months ended September 30, 2014. The increase was due to normal operating activity.

Net Cash Used In Financing Activities
Cash used in financing activities for the nine months ended September 30, 2015 was $156 million, compared to cash used in financing activities of $466 million for the nine months ended September 30, 2014. The decrease was primarily due to:

•
CCFC refinancing — During the nine months ended September 30, 2014, we received proceeds of $420 million under the CCFC Term Loans, which were used to fund a portion of the purchase price paid in connection with the acquisition of the Guadalupe Energy Center. There was no similar activity during the nine months ended September 30, 2015.

•
Issuance of First Lien Term Loans — During the nine months ended September 30, 2015, we received proceeds of approximately $1.6 billion from the issuance of the 2022 First Lien Term Loan which was used together with operating cash on hand to repay the 2018 First Lien Term Loan of $1.6 billion. There was no similar activity during the nine months ended September 30, 2014.

•
First Lien Notes and Senior Unsecured Notes — During the nine months ended September 30, 2015, we received proceeds of $650 million from the issuance of the 2024 Senior Unsecured Notes which were used to replenish cash on hand used for the acquisition of Fore River Energy Center in the fourth quarter of 2014, repay $147 million of our 2023 First Lien Notes and other general corporate purposes. During the nine months ended September 30, 2014, we received proceeds of $2.8 billion from the issuance of our 2023 Senior Unsecured Notes and 2025 Senior Unsecured Notes, which were used to repay our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes of $2.8 billion.

•
Proceeds from project debt — During the nine months ended September 30, 2014, we received proceeds of approximately $79 million on project debt for RCEC. There was no similar activity during the nine months ended September 30, 2015.

•
Repayments of project debt, notes payable and other — During the nine months ended September 30, 2015, we made repayments of $102 million compared to $116 million for the nine months ended September 30, 2014. The decrease is related to the repayments on project debt for RCEC and Los Esteros Critical Energy Facility, LLC (“LECEF”), partially offset by an increase in repayment on project debt for Calpine Steamboat Holdings, LLC.

•
Distribution to noncontrolling interest holder — During the nine months ended September 30, 2015, we made a distribution to the noncontrolling interest holder in Russell City Energy Company, LLC of approximately $6 million as compared to $12 million during the nine months ended September 30, 2014.

•
Financing costs — During the nine months ended September 30, 2015, we incurred finance costs of $17 million compared to $55 million for the nine months ended September 30, 2014. The decrease was primarily due to higher financing costs associated with the issuance of our 2023 Senior Unsecured Notes and 2025 Senior Unsecured Notes during the nine months ended September 30, 2014 as compared to the issuances of our 2024 Senior Unsecured Notes, 2022 First Lien Term Loan and the re-pricing of the project debt for LECEF during the nine months ended September 30, 2015.

•
Stock repurchases — During the nine months ended September 30, 2015, we made payments of $510 million to repurchase our common stock compared to $767 million during the nine months ended September 30, 2014.

•
Stock options proceeds — During the nine months ended September 30, 2015, we received proceeds from the exercise of stock options of $6 million compared to $19 million during the nine months ended September 30, 2014.

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
We conduct our hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk estimates and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions that lock in a margin. We also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Changes in fair value of commodity positions that do not qualify for or we do not elect either hedge accounting or the normal purchase normal sale exemption are recognized currently in earnings and are separately stated on our Consolidated Condensed Statements of Operations in mark-to-market gain/loss as a component of operating revenues (for power and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas contracts, environmental product contracts, swaps and options). Our future hedged status and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, senior management and Board of Directors. On October 1, 2015, we completed the acquisition of Champion Energy, a leading retail electric provider, which will provide us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
At any point in time, the relative quantity of our products hedged or sold under longer-term contracts is determined by the availability of forward product sales opportunities and our view of the attractiveness of the pricing available for forward sales. We have economically hedged a portion of our expected generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions; however, we currently remain susceptible to significant price movements for 2016 and beyond. When we elect to enter into these transactions, we are able to economically hedge a portion of our Spark Spread at pre-determined generation and price levels.
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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $2.1 billion at September 30, 2015, when compared to approximately $2.5 billion at December 31, 2014, and our derivative liabilities have decreased to approximately $1.8 billion at September 30, 2015, when compared to approximately $2.2 billion at December 31, 2014. The fair value of our level 3 derivative assets and liabilities at September 30, 2015 represent a small portion of our total assets and liabilities measured at fair value (approximately 10% and 1%, respectively). During the nine months ended September 30, 2015, the fair value of our level 3 assets and liabilities increased primarily due to declines in forward power prices and the related impact on longer-dated power sales contracts. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2015, through September 30, 2015, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2015	$381	$(110)	$271
Items recognized or otherwise settled during the period(1)(2)	(265)	33	(232)
Fair value attributable to new contracts	76	—	76
Changes in fair value attributable to price movements	239	(31)	208
Changes in fair value attributable to nonperformance risk	(11)	—	(11)
Fair value of contracts outstanding at September 30, 2015(3)	$420	$(108)	$312
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $299 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $34 million related to current period gains from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $30 million related to realized losses from settlements of designated cash flow hedges and $3 million related to realized losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gain (loss)(1)
Commodity derivative instruments	$160	$59	$323	$38
Total realized gain (loss)	$160	$59	$323	$38

Mark-to-market gain (loss)(2)
Commodity derivative instruments	$(75)	$11	$(6)	$79
Interest rate swaps	1	7	2	9
Total mark-to-market gain (loss)	$(74)	$18	$(4)	$88
Total activity, net	$86	$77	$319	$126
____________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues	$189	$53	$423	$(26)
Derivatives contracts included in fuel and purchased energy expense	(104)	17	(106)	143
Interest rate swaps included in interest expense	1	7	2	9
Total activity, net	$86	$77	$319	$126

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
The net fair value of outstanding derivative commodity instruments at September 30, 2015, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2015	2016-2017	2018-2019	After 2019	Total
Prices actively quoted	$52	$57	$(2)	$—	$107
Prices provided by other external sources	24	3	1	—	28
Prices based on models and other valuation methods	8	57	65	155	285
Total fair value	$84	$117	$64	$155	$420
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
The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014
Three months ended September 30:
High	$42	$44
Low	$19	$28
Average	$30	$38
Nine months ended September 30:
High	$42	$52
Low	$17	$28
Average	$26	$40
As of September 30	$32	$28
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
We have concentrations of credit risk with a few of our customers relating to our sales of power and steam and our hedging and optimization activities. We believe that our credit policies and practices adequately monitor our credit risk, and currently our counterparties are performing according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at September 30, 2015, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of September 30, 2015)	2015	2016-2017	2018-2019	After 2019	Total
Investment grade	$80	$108	$52	$135	$375
Non-investment grade	1	(2)	—	—	(1)
No external ratings	3	11	12	20	46
Total fair value	$84	$117	$64	$155	$420
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(5) million at September 30, 2015.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors

Various risk factors could have a negative effect on our business, financial position, cash flows and results of operations. These include the following risk factors, in addition to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2014 Form 10-K:
Our ability to enter into hedging agreements and manage our counterparty credit risk could adversely affect us.
Our wholesale and retail customer and supplier counterparties may experience deteriorating credit. These conditions could cause counterparties in the natural gas and power markets, particularly in the energy commodity derivative markets that we rely on for our hedging activities, to withdraw from participation in those markets. If multiple parties withdraw from those markets, market liquidity may be threatened, which in turn could adversely impact our business and create more volatility in our earnings. Additionally, these conditions may cause our counterparties to seek bankruptcy protection under Chapter 11 or liquidation under Chapter 7 of the U.S. Bankruptcy Code. Our credit risk may be exacerbated to the extent collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due to us. There can be no assurance that any such losses or impairments to the carrying value of our financial assets would not materially and adversely affect our financial condition, results of operations and cash flows.
Significant events beyond our control, such as natural disasters, including weather-related events, or acts of terrorism, could damage our power plants or our corporate offices or cause a loss of system load and may impact us in unpredictable ways.
Certain of our geothermal and natural gas-fired power plants, particularly in the West, are subject to frequent low-level seismic disturbances and a persistent risk of wildfires. More significant seismic disturbances are possible. In addition, other areas in which we operate, particularly in Texas and the Southeast, experience tornados and hurricanes. Operations at our corporate offices in Houston, Texas could be substantially affected by a hurricane. Any significant loss of system load resulting from a weather-related event could negatively impact our wholesale and retail operations. Such events could damage or shut down our power plants, power transmission or the fuel supply facilities upon which our wholesale and retail business is dependent. Our existing power plants are built to withstand relatively significant levels of seismic and other disturbances, and we believe we maintain adequate insurance protection. However, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of serious damages to our power plants or disruptions to our wholesale and retail operations due to natural disasters.
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
We depend on computer and telecommunications systems we do not own or control and failures in our systems or cyber security attacks could significantly disrupt our business operations or result in sensitive customer information being compromised which would negatively materially impact our reputation and/or results of operations.
We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with the operation of our power plants. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We also rely on software systems owned and operated by third parties, such as ISOs and RTOs, to be functioning in order to be able to transmit the electricity produced by our power plants to our customers. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, cyber security attacks, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.
Additionally, our retail business requires access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, the reputation of our retail business may be adversely affected, customer confidence may be diminished, or our retail business may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse impact on our retail business and our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(2)
July	1,455,344	$18.33	1,119,070	$361
August	965,037	$16.66	911,065	$346
September	1,275,668	$15.55	1,275,046	$326
Total	3,696,049	$16.94	3,305,181	$326
___________

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees and with net share employee stock option exercises under the Equity Plan, during the third quarter of 2015, we withheld a total of 3,443 shares and 387,425 shares, respectively, that are included in the total number of shares purchased.

(2)
In November 2014, our Board of Directors authorized an increase in the total authorization of our multi-year share repurchase program to $1.0 billion. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement between Calpine Corporation and John Adams, dated August 4, 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 29, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement between Calpine Corporation and John Adams, dated August 4, 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.