Form 10-K
period 2015-12-31
CALPINE CORP
filed 2016-02-12
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [    ]     No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $6,445 million.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Calpine Corporation: 356,660,646 shares of common stock, par value $0.001, were outstanding as of February 10, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Report, as specified in the responses to the item numbers involved.
Designated portions of the Proxy Statement relating to the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent described therein.

CALPINE CORPORATION AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2015

i

DEFINITIONS
As used in this annual report for the year ended December 31, 2015, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION

2017 First Lien Notes
The $1.2 billion aggregate principal amount of 7.25% senior secured notes due 2017, issued October 21, 2009, and repaid in a series of transactions on November 7, 2012, October 31, 2013 and December 2, 2013

2018 First Lien Term Loans	Collectively, the $1.3 billion first lien senior secured term loan dated March 9, 2011 and the $360 million first lien senior secured term loan dated June 17, 2011, in each case repaid on May 28, 2015

2019 First Lien Notes	The $400 million aggregate principal amount of 8.0% senior secured notes due 2019, issued May 25, 2010, and repaid in a series of transactions on November 7, 2012, December 2, 2013 and July 22, 2014

2019 First Lien Term Loan
The $835 million first lien senior secured term loan, dated October 9, 2012, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent

2020 First Lien Notes
The $1.1 billion aggregate principal amount of 7.875% senior secured notes due 2020, issued July 23, 2010, and repaid in a series of transactions on November 7, 2012, December 2, 2013 and July 22, 2014

2020 First Lien Term Loan
The $390 million first lien senior secured term loan, dated October 23, 2013, among Calpine Corporation, as borrower, the lenders party thereto, Citibank, N.A., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent

2021 First Lien Notes
The $2.0 billion aggregate principal amount of 7.5% senior secured notes due 2021, issued October 22, 2010, and repaid in a series of transactions on November 7, 2012, December 2, 2013 and July 22, 2014

2022 First Lien Notes	The $750 million aggregate principal amount of 6.0% senior secured notes due 2022, issued October 31, 2013

2022 First Lien Term Loan
The $1.6 billion first lien senior secured term loan, dated May 28, 2015, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent

2023 First Lien Notes
The $1.2 billion aggregate principal amount of 7.875% senior secured notes due 2023, issued January 14, 2011, and partially repaid in a series of transactions on November 7, 2012, December 2, 2013, December 4, 2014 and December 7, 2015

2023 First Lien Term Loan
The $550 million first lien senior secured term loan, dated December 15, 2015, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent

2023 Senior Unsecured Notes	The $1.25 billion aggregate principal amount of 5.375% senior unsecured notes due 2023, issued July 22, 2014

2024 First Lien Notes	The $490 million aggregate principal amount of 5.875% senior secured notes due 2024, issued October 31, 2013

2024 Senior Unsecured Notes	The $650 million aggregate principal amount of 5.5% senior unsecured notes due 2024, issued February 3, 2015

ABBREVIATION	DEFINITION

2025 Senior Unsecured Notes	The $1.55 billion aggregate principal amount of 5.75% senior unsecured notes due 2025, issued July 22, 2014

AB 32	California Assembly Bill 32

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

CARB	California Air Resources Board

CCFC	Calpine Construction Finance Company, L.P., an indirect, wholly-owned subsidiary of Calpine

CCFC Notes	The $1.0 billion aggregate principal amount of 8.0% senior secured notes due 2016 issued May 19, 2009 by CCFC and CCFC Finance Corp and repaid on June 3, 2013

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

ABBREVIATION	DEFINITION

CDHI	Calpine Development Holdings, Inc., an indirect, wholly-owned subsidiary of Calpine

CFTC	Commodities Futures Trading Commission

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

Commodity expense
The sum of our expenses from fuel and purchased energy expense, fuel transportation expense, transmission expense, environmental compliance expense and realized settlements from our marketing, hedging and optimization activities including natural gas and fuel oil transactions hedging future power sales, but excludes our mark-to-market activity

Commodity Margin
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

Corporate Revolving Facility
The $1.7 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, as amended on June 27, 2013, July 30, 2014 and February 8, 2016, among Calpine Corporation, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, the lenders party thereto and the other parties thereto

CPUC	California Public Utilities Commission

CSAPR	Cross-State Air Pollution Rule

D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit

Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

EBITDA	Net income (loss) attributable to Calpine before net (income) loss attributable to the noncontrolling interest, interest, taxes, depreciation and amortization

EIA	Energy Information Administration of the U.S. Department of Energy

EPA	U.S. Environmental Protection Agency

ABBREVIATION	DEFINITION

Equity Plan	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan

ERCOT	Electric Reliability Council of Texas

EWG(s)	Exempt wholesale generator(s)

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2023 First Lien Notes and the 2024 First Lien Notes

First Lien Term Loans	Collectively, the 2019 First Lien Term Loan, the 2020 First Lien Term Loan, the 2022 First Lien Term Loan and the 2023 First Lien Term Loan

FRCC	Florida Reliability Coordinating Council

GE	General Electric International, Inc.

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 14 operating power plants

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power
Hg	Mercury

IRC	Internal Revenue Code

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s)

ISO-NE	ISO New England Inc., an independent nonprofit RTO serving states in the New England area, including Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

LTSA(s)	Long-Term Service Agreement(s)

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MATS	Mercury and Air Toxics Standard

v

ABBREVIATION	DEFINITION

MISO	Midwest ISO

MMBtu	Million Btu

MRO	Midwest Reliability Organization

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NAAQS	National Ambient Air Quality Standards

NERC	North American Electric Reliability Council

NOL(s)	Net operating loss(es)

NOx	Nitrogen oxides

NPCC	Northeast Power Coordinating Council

NYISO	New York ISO

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

OCI	Other Comprehensive Income

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

PSD	Prevention of Significant Deterioration

PUCT	Public Utility Commission of Texas

PUHCA 2005	U.S. Public Utility Holding Company Act of 2005

PURPA	U.S. Public Utility Regulatory Policies Act of 1978

ABBREVIATION	DEFINITION

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

REC(s)	Renewable energy credit(s)

Report	This Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016

Reserve margin(s)	The measure of how much the total generating capacity installed in a region exceeds the peak demand for power in that region

RFC	Reliability First Corporation

RGGI	Regional Greenhouse Gas Initiative

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

Steamboat	Calpine Steamboat Holdings, LLC, an indirect, wholly-owned subsidiary of Calpine Corporation

TCEQ	Texas Commission on Environmental Quality

TRE	Texas Reliability Entity, Inc.

TSR	Total shareholder return

U.S. GAAP	Generally accepted accounting principles in the U.S.

VAR	Value-at-risk

VIE(s)	Variable interest entity(ies)

ABBREVIATION	DEFINITION

WECC	Western Electricity Coordinating Council

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

•	Competition, including renewable sources of power and risks associated with marketing and selling power in the evolving energy markets;

•
Structural changes in the supply and demand of power, resulting from the development of new fuels or technologies and demand-side management tools (such as distributed generation, power storage and other technologies);

•	The expiration or early termination of our PPAs and the related results on revenues;

•	Future capacity revenue may not occur at expected levels;

•
Natural disasters, such as hurricanes, earthquakes, droughts, wildfires and floods, acts of terrorism or cyber attacks that may impact our power plants or the markets our power plants or retail operations serve and our corporate headquarters;

•	Disruptions in or limitations on the transportation of natural gas or fuel oil and the transmission of power;

•	Our ability to manage our customer and counterparty exposure and credit risk, including our commodity positions;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions that may arise from noncompliance with market rules promulgated by the SEC, CFTC, FERC and other regulatory bodies; and

•	Other risks identified in this Report.

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

Where You Can Find Other Information
Our website is www.calpine.com. Information contained on our website is not part of this Report. Information that we furnish or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I

Item 1.	Business
BUSINESS AND STRATEGY
Business
We are a premier power producer with 84 power plants, including one under construction, located in competitive wholesale power markets primarily in the U.S. We measure our success by delivering long-term shareholder value. We accomplish this through our focus on operational excellence at our power plants and in our commercial activity and through our disciplined approach to capital allocation that includes investing in growth, returning money to shareholders, and prudently managing our balance sheet.
Our capital allocation philosophy seeks to maximize levered cash returns to equity on a per share basis while maintaining a strong balance sheet. We consider the repurchases of our own shares of common stock as an attractive investment opportunity, and we utilize the expected returns from this investment as the benchmark against which we evaluate all other capital allocation decisions. We believe this philosophy closely aligns our objectives with those of our shareholders.
We are one of the largest power generators in the U.S. measured by power produced. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment) of the U.S. Since our inception in 1984, we have been a leader in environmental stewardship. We have invested in clean power generation to become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of flexible and reliable power plants. Our portfolio is primarily comprised of two types of power generation technologies: natural gas-fired combustion turbines, which are primarily efficient combined-cycle plants, and renewable geothermal conventional steam turbines. We are among the world’s largest owners and operators of industrial gas turbines as well as cogeneration power plants. Our Geysers Assets located in northern California represent the largest geothermal power generation portfolio in the U.S. as well as the largest single producing power generation asset of all renewable energy in the state of California.
We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial and residential customers. Effective after the October 1, 2015 acquisition, we entered the retail market in scale through our retail subsidiary, Champion Energy. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants. Seasonality and weather can have a significant impact on our results of operations and are also considered in our hedging and optimization activities.
Subsequent to the completion of our purchase of Granite Ridge Energy Center on February 5, 2016, our portfolio, including partnership interests, consists of 84 power plants, including one under construction, located throughout 19 states in the U.S. and in Canada, with an aggregate current generation capacity of 27,282 MW and 760 MW under construction. Our fleet, including projects under construction, consists of 68 natural gas-fired combustion turbine-based plants, one fuel oil-fired steam-based plant, 14 geothermal steam turbine-based plants and one photovoltaic solar plant. In 2015, our fleet of power plants produced approximately 115 billion KWh of electric power for our customers. In addition, we are one of the largest consumers of natural gas in North America. In 2015, we consumed 878 Bcf or approximately 9% of the total estimated natural gas consumed for power generation in the U.S. We are actively working to build a pipeline of development and growth options for our generation capacity including both natural gas and renewables including geothermal. We also are actively seeking to continue to grow our wholesale and retail sales efforts.
We believe our unique fleet compares favorably with those of our major competition on the basis of environmental stewardship, scale and geographical diversity. The discovery and exploitation of natural gas from shale combined with our modern and efficient combined-cycle power plants has created short-term and long-term advantages. In the short-term, we are often the lowest cost resource to dispatch compared to other fuel types as demonstrated in recent years when we realized meaningfully higher capacity factors than we have historically given our ability to displace other fuel types and older technologies. In the long-term, when compared on a full life-cycle cost, we believe our power plants will be even more competitive when considering the greater non-fuel operating costs and potential environmental liabilities associated with other technologies.

The environmental profile of our power plants reflects our commitment to environmental leadership and stewardship. We have invested the capital necessary to develop a power generation portfolio that has substantially lower air emissions compared to our major competitors’ power plants that use other fossil fuels, such as coal. In addition, we strive to preserve our nation’s valuable water and land resources. To condense steam, our combined-cycle power plants use cooling towers with a closed water cooling system or air cooled condensers and do not employ “once-through” water cooling, which uses large quantities of water from adjacent waterways, negatively impacting aquatic life. Since our plants are modern and efficient and utilize cleaner burning natural gas, we do not require large areas of land for our power plants nor do we require large specialized landfills for the disposal of coal ash or nuclear plant waste. We believe that the Clean Power Plan, which requires a 32% reduction in GHG emissions from existing power plants, including our natural gas-fired power plants, from 2005 levels by 2030, will impact our competitors who use other fossil fuels or older, less efficient technologies, providing us with a net competitive advantage.
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
Our principal offices and retail affiliate are located in Houston, Texas with regional offices in Dublin, California and Wilmington, Delaware, an engineering, construction and maintenance services office in Pasadena, Texas and government affairs offices in Washington D.C., Sacramento, California and Austin, Texas. We operate our business through a variety of divisions, subsidiaries and affiliates.
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
•Focus on our customer relationships;
•Focus on advocacy and corporate responsibility; all of which culminate in
•Focus on enhancing shareholder value.

1.
Focus on Remaining a Premier Operating Company — Our objective is to be the “best-in-class” in regards to certain operational performance metrics, such as safety, availability, reliability, efficiency and cost management.

•
During 2015, our employees achieved a total recordable incident rate of 0.73 recordable injuries per 100 employees which places us in the first quartile performance for power generation companies with 1,000 or more employees.

•	Our entire fleet achieved a forced outage factor of 2.3% and a starting reliability of 98.3% during the year ended December 31, 2015.

•	During 2015, our outage services subsidiary completed 15 major inspections and nine hot gas path inspections.

•	For the past 15 years on average, our Geysers Assets have reliably generated approximately six million MWh of renewable power per year.

2.
Focus on Managing and Growing our Portfolio — Our goal is to continue to grow our presence in core markets with an emphasis on acquisitions, expansions or modernizations of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we actively seek to divest non-core assets where we can find opportunities to do so accretively. In addition, we believe that modernizations and expansions to our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. During 2015 and through the filing of this Report, we strategically repositioned our portfolio by adding capacity in our core regions and by divesting positions in non-core markets through the following transactions:

•	In June 2015, our Garrison Energy Center commenced commercial operations, bringing online approximately 309 MW of combined-cycle, natural gas-fired capacity with dual-fuel capability.

•	During the second quarter of 2015, we began construction of our 760 MW York 2 Energy Center and expect commercial operations to commence during the second quarter of 2017.

•
In July 2015, the sale of our Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments, was approved by the FERC and the Florida Public Service Commission. In accordance with the asset sale agreement, the sale will be consummated in January 2017 upon the conclusion of a 27-month PPA. This sale represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities.

•
On October 1, 2015, we acquired Champion Energy for approximately $240 million, excluding working capital adjustments. The addition of this well-established retail sales organization is consistent with our stated goal of getting closer to our end-use customers and provides us a valuable sales channel for directly reaching a much greater portion of the load we seek to serve.

•
On February 5, 2016, we completed the purchase of Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW (summer peaking capacity of 695 MW), for approximately $500 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant will increase capacity in our East segment, specifically the constrained New England market.

In addition, our significant ongoing projects under construction, growth initiatives and modernizations are discussed below:

•
Garrison Energy Center — We are in the early stages of development of a second phase of the Garrison Energy Center that will add approximately 430 MW of dual-fuel, combined-cycle capacity to our existing Garrison Energy Center. PJM has completed its feasibility study of the project and the system impact study is underway.

•
York 2 Energy Center — York 2 Energy Center is a 760 MW dual-fuel, combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. The project’s capacity cleared PJM’s 2017/2018 and 2018/2019 base residual auctions. The project is now under construction, and we expect COD during the second quarter of 2017. PJM has completed the interconnection study process for an additional 68 MW of planned capacity at the York 2 Energy Center. This incremental 68 MW of planned capacity cleared the 2018/2019 base residual auction.

•
Guadalupe Peaking Energy Center — In April 2015, we executed an agreement with Guadalupe Valley Electric Cooperative (“GVEC”) that will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center. Under the terms of the agreement, construction of the Guadalupe Peaking Energy Center (“GPEC”) may commence at our discretion, so long as the power plant reaches COD by June 1, 2019. When the power plant begins commercial operation, GVEC will purchase a 50% ownership interest in GPEC. Once built, GPEC will feature two fast-ramping combustion turbines capable of responding to peaks in power demand. This project represents a mutually beneficial response to our customer’s desire to have direct access to peaking generation resources, as it leverages the benefits of our existing site and development rights and our construction and operating expertise, as well as our customer’s ability to fund its investment at attractive rates, all while affording us the flexibility of timing the plant’s construction in response to market pricing signals.

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

•
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

•
Turbine Modernization — We continue to move forward with our turbine modernization program. Through December 31, 2015, we have completed the upgrade of 13 Siemens and eight GE turbines totaling approximately

210 MW and have committed to upgrade three additional turbines. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our East segment.

3.
Focus on our Customer Relationships — We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant customer metrics and contracts entered into in 2015 are as follows:

Champion Energy

•
In 2015, Champion Energy, our retail electric provider, served approximately 22 million MWh of customer load consisting of approximately 2.1 million annualized residential customer equivalents at December 31, 2015, concentrated in Texas, the Northeast and Mid-Atlantic where Calpine has a substantial power generation presence.

West

•
We entered into a new PPA with Marin Clean Energy to provide up to 65 MW of power from our Delta Energy Center and other northern California power plants commencing in April 2015 and extending through December 2017.

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

•	We entered into a new one-year resource adequacy contract with SCE for 238 MW from our Pastoria Energy Center commencing in January 2018.

•	We entered into a new three-year PPA with the San Francisco Public Utilities Commission to provide, on average, approximately 43 MW of energy and renewable energy annually commencing in May 2016.
Texas

•	We entered into a new three-year PPA with Brazos Electric Power Cooperative to provide 300 MW of energy from our Texas power plant fleet commencing in January 2016.

•	We entered into a new three-year PPA with Pedernales Electric Cooperative to provide approximately 140 MW of energy from our Texas power plant fleet commencing in January 2017.

•
We entered into a new two-year PPA with Guadalupe Valley Electric Cooperative to provide approximately 270 MW of energy from our Texas power plant fleet commencing in June 2017. The execution of this PPA will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center.

•
We extended our existing PPA with the South Texas Electric Cooperative to supply the Magic Valley Electric Cooperative’s full load requirements for ten years beyond 2021. Magic Valley Electric Cooperative’s peak summer load in 2015 was 490 MW.

East

•
We entered into a new 20-year PPA with Xcel Energy to provide up to 345 MW of capacity and energy from our Mankato Power Plant expansion when commercial operations commence and transmission-related upgrades have been completed.

•	We entered into a new ten-year PPA with the Tennessee Valley Authority to provide 615 MW of energy and capacity from our Morgan Energy Center commencing in February 2016.

4.
Focus on Advocacy and Corporate Responsibility — We recognize that our business is heavily influenced by laws, regulations and rules at federal, state and local levels as well as by rules of the ISOs and RTOs that oversee the competitive markets in which we operate. We believe that being active participants in the legislative, regulatory and rulemaking processes may yield better outcomes for all stakeholders, including Calpine. Our two basic areas of focus are competitive wholesale power markets and environmental stewardship in power generation. Below are some recent examples of our advocacy efforts:

Ensuring Competitive Market Structure/Rules

•
Provided leadership in stakeholder processes at PJM on a new “Capacity Performance” product and at ISO-NE on its Pay-For-Performance initiatives, resulting in implementation of the FERC approved PJM Capacity Performance product and ISO-NE Pay-For-Performance capacity structure.

•	Our employees participated as invited panelists at FERC technical conferences regarding price formation and “out-of-market payments” in organized markets.

Stopping Non-Competitive/Subsidized Generation

•
Successfully navigated a competitive generation supply bidding process in Florida, resulting in a contract for the acquisition of our Osprey Energy Center rather than a utility self-build as the most cost effective alternative for Florida ratepayers.

•
Successfully advocated for a competitive generation supply bidding process in Minnesota and succeeded in obtaining an order requiring the local utility to enter into a long-term PPA for new additional capacity at our Mankato Power Plant.

•
Provided leadership in the successful legal challenges against New Jersey for discriminatory behavior affecting FERC jurisdictional capacity auctions, resulting in a decision by the U.S. Circuit Court of Appeals for the Third Circuit striking New Jersey’s action as being in violation of U.S. law. Petitions for certiorari were filed with the U.S. Supreme Court, asking for review of the Third Circuit’s decision. In October 2015, the U.S. Supreme Court granted certiorari but has not scheduled the case for oral argument.

•
Successfully advocated against proposed legislation in California requiring investor owned utilities to contract for 500 MW of new geothermal resources that would have discriminated against our existing geothermal fleet.

Environmental

•	Filed a brief with the D.C. Circuit supporting the EPA’s MATS rules which were upheld by the Court.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s CSAPR rules which were upheld by the Court in a decision citing our brief.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s GHG air permit rules which were upheld in part by the Court citing our brief in its opinion.

•	Filed a brief with the D.C. Circuit supporting the EPA’s opposition to motions for stay of the Clean Power Plan; the D.C. Circuit denied the motions.

5.
Focus on Enhancing Shareholder Value — We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation including the return of capital to shareholders and to manage the balance sheet for future growth and success. We are committed to remaining financially disciplined in our capital allocation decisions. The year ended December 31, 2015 was marked by the following accomplishments:

•
We continued to return capital to our shareholders in the form of share repurchases, having cumulatively repurchased approximately $2.8 billion or 29% of our previously outstanding shares as of the filing of this Report.

•	Specifically during 2015, we repurchased a total of 26.6 million shares of our outstanding common stock for approximately $529 million at an average price of $19.87 per share.
We further optimized our capital structure by refinancing, redeeming or amending several of our debt instruments during the year ended December 31, 2015, and through the filing of this Report, including the following transactions:

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

•	In November 2015, we refinanced and upsized our Steamboat project debt which lowered the interest rate and extended the maturity by two years to November 22, 2019.

•	In December 2015, we used cash on hand to redeem 10% of the original aggregate principal amount of our 2023 First Lien Notes, plus accrued and unpaid interest.

•
In December 2015, we entered into our 2023 First Lien Term Loan and will use the proceeds to fund a portion of the purchase price for the Granite Ridge Energy Center, to repay project and corporate debt and for general corporate purposes.

•
In December 2015, we entered into an agreement with one of the two lessors of our Pasadena Power Plant to purchase their 50% interest, which will result in a reduction of our project debt of approximately $50 million. The transaction is expected to close during the second quarter of 2016.

•
On February 8, 2016, we amended our Corporate Revolving Facility, extending the maturity by two years to June 27, 2020, and increasing the capacity by an additional $178 million to $1,678 million through June 27, 2018, reverting back to $1,520 million through the maturity date. Further, we increased the letter of credit sublimit by $250 million to $1.0 billion and extended the maturity by two years to June 27, 2020.

THE MARKET FOR POWER
Our Power Markets and Market Fundamentals
The power industry represents one of the largest industries in the U.S. and impacts nearly every aspect of our economy, with an estimated end-user market of approximately $390 billion in power sales in 2015 according to the EIA. Historically, vertically integrated power utilities with monopolies over franchised territories dominated the power generation industry in the U.S. Over the last 25 years, industry trends and legislative and regulatory initiatives, culminating with the deregulation trend of the late 1990’s and early 2000’s, provided opportunities for wholesale power producers to compete to provide power. Although different regions of the country have very different models and rules for competition, the markets in which we operate have some form of wholesale market competition. California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment), which are the markets in which we have our largest presence, have emerged as among the most competitive wholesale power markets in the U.S. We also operate, to a lesser extent, in competitive wholesale power markets in the Southeast and the Midwest. In addition to our sales of electrical power and steam, we produce several ancillary products for sale to our customers.

•
First, we are a provider of power to utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial and residential customers. Effective after the October 1, 2015 acquisition, we entered the retail market in scale through our retail subsidiary, Champion Energy. Our power sales occur in several different product categories including baseload (around the clock generation), intermediate (generation typically more expensive than baseload and utilized during higher demand periods to meet shifting demand needs), and peaking energy (most expensive variable cost and utilized during the highest demand periods), for which the latter is provided by some of our stand-alone peaking power plants/units and from our combined-cycle power plants by using technologies such as steam injection or duct firing additional burners in the heat recovery steam generators. Many of our units have operated more frequently as baseload units at times when low natural gas prices have driven their production costs below those of some competing coal-fired units. We also sell “full requirements” electricity for wholesale and retail customers, whereby we utilize our power plants as well as market purchases to serve the total electricity demand of the customer even as it varies across time.

•
Second, we provide capacity for sale to utilities, independent electric system operators and retail power providers. In various markets, retail power providers (or independent electric system operators on their behalf) are required to demonstrate adequate resources to meet their power sales commitments. To meet this obligation, they procure a market product known as capacity from power plant owners or resellers. Most electricity market administrators have acknowledged that an energy only market does not provide sufficient revenues to enable existing merchant generators to recover all of their costs or to encourage the construction of new power plants. Capacity auctions have been implemented in the Northeast, Mid-Atlantic and certain Midwest regional markets to address this issue. California has a bilateral capacity program. Texas does not presently have a capacity market or a requirement for retailers to ensure adequate resources.

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
During the last decade, the supply and demand fundamentals have varied across our regional markets. Key trends include lower weather normalized load growth in some regions due to increased energy efficiency as well as rooftop solar installations, new renewable and natural gas-fired supply additions, and significant retirements of older, less efficient fossil-fueled plants. Reserve margins by NERC regional assessment area for each of our segments are listed below:

2015(1)
West:
WECC	29.7%
Texas:
TRE	16.2%
East:
NPCC	24.4%
MISO	18.0%
PJM	19.3%
SERC	27.7%
FRCC	28.5%
___________

(1)	Data source is NERC weather-normalized estimates for 2015 published in May 2015.
In recent years and in some regional markets such as PJM, the ability of customers to curtail load or temporarily utilize onsite backup generation instead of grid-provided electricity, known as “demand response,” has become a meaningful portion of “supply” and thus contributes to reserve margin estimates. While demand response reduces demand for centralized generation during peak times, it typically does so at a very high variable cost. To the extent demand response resources are treated like other sources of supply (e.g., their variable cost-based bids are allowed to affect the market clearing price for power), high resulting prices benefit lower-cost units like ours. Further, in many cases demand response has acted to discourage new investment in competing centralized generation plants (for example, by winning capacity auctions instead of new units). This may contribute to higher energy price volatility during peak energy demand periods.

The Price and Supply of Natural Gas
Approximately 96% of our generating capability’s fuel requirements are met with natural gas. We have approximately 725 MW of baseload capacity from our Geysers Assets and our expectation is that the steam reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future as our steam flow decline rates have become very small over the past several years. We also have approximately 391 MW of capacity from power plants where we purchase fuel oil to meet generation requirements, but generally do not expect fuel oil requirements to be material to our portfolio of power plants. In our East segment, where the supply of natural gas can be constrained under some weather circumstances, we have approximately 6,500 MW of dual-fueled capable power plants. Additionally, we have 4 MW of capacity from solar power generation technology with no fuel requirement.
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
Lower natural gas prices over the past six years have had a significant impact on power markets. Beginning in 2009, there was a significant decrease in NYMEX Henry Hub natural gas prices from a range of $6/MMBtu to $13/MMBtu during 2008 to an average natural gas price of $3.73/MMBtu, $4.26/MMBtu and $2.63/MMBtu during 2013, 2014 and 2015, respectively. Natural gas prices in some parts of the country were low enough that modern, combined-cycle, natural gas-fired generation was often less expensive on a marginal basis than coal-fired generation. The result was that natural gas displaced coal as a less expensive generation resource resulting in what the industry describes as coal-to-gas switching, the effects of which can be seen in our increased generation volumes. When coal-fired electricity production costs exceed natural gas-fired production costs, coal-fired units tend to set power prices. In these hours, lower natural gas prices tend to increase our Commodity Margin, since our production costs fall while power prices remain constant (depending on our hedge levels and holding other factors constant). Recent forward market natural gas prices suggest that coal-to-gas-switching will continue in 2016 (although future market conditions are uncertain and settled prices remain to be seen).
The availability of non-conventional natural gas supplies, in particular shale natural gas, has been the primary driver of reduced natural gas prices in the last several years. Access to significant deposits of shale natural gas has altered the natural gas supply landscape in the U.S. and could have a longer-term and profound impact on both the outright price of natural gas and the historical regional natural gas price relationships (basis differentials). The U.S. Department of Energy estimates that shale natural gas production has the potential of 3 trillion to 4 trillion cubic feet per year and may be sustainable for decades with enough natural gas to supply the U.S. for the next 90 years. Despite moderate increases in natural gas prices and some significant, weather induced regional price spikes in the winter of 2014, there is an emerging view that lower priced natural gas will be available for the medium to long-term future. Further, high levels of natural gas production relative to available pipeline export capacity in some locations such as the Marcellus shale production region have put additional, seasonal downward pressure on local natural gas prices. Overall, low natural gas prices and corresponding low power prices have challenged the economics of nuclear and coal-fired plants, leading to numerous announced and potential unit retirements.
Much of our generating capacity is located in California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic (included in our East segment) where natural gas-fired units set power prices during many hours. When natural gas is the price-setting fuel (i.e., natural gas prices are above coal prices in our Texas or East segments), increases in natural gas prices may increase our unhedged Commodity Margin because our combined-cycle power plants in those markets are more fuel-efficient than conventional natural gas-fired technologies and peaking power plants. Conversely, decreases in natural gas prices may decrease our unhedged Commodity Margin. In these instances, our cost of production advantage relative to less efficient natural gas-fired generation is diminished on an absolute basis. Additionally, in the Northeast and Mid-Atlantic regions, we have generating units capable of burning either natural gas or fuel oil. For these units, on the rare occasions when the cost of consuming natural gas is excessively high relative to fuel oil, our unhedged Commodity Margin may increase as a result of our ability to use the lower cost fuel.
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
Despite these short-term dynamics, over the long-term, we expect lower natural gas prices to enhance the competitiveness of our modern, natural gas-fired fleet by making investment in other technologies such as coal, nuclear or renewables less economic and, in fact, making it more challenging for existing coal and nuclear resources to continue operating economically.
During the second half of 2014 and throughout 2015, global oil prices declined significantly. Brent crude oil (a commonly cited global oil index) spot prices fell from a 2014 high of $115 per barrel in June 2014 to a 2015 low of $35 per barrel in December 2015 (per the EIA). Since U.S. power and natural gas prices are generally not linked to oil prices, the oil market shift has not been material to our financial performance. The impact going forward will also likely not be material to our financial performance. While lower oil prices may lead to lower oil extraction and lower power demand in some parts of the U.S., such as North Dakota and Texas, lower oil prices are generally considered a boon to economic growth more broadly, which typically contributes to higher electricity demand.
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
Operating Heat Rate and Availability
Our fleet is modern and more efficient than the average generation fleet; accordingly, we run more and earn incremental margin in markets where less efficient natural gas units frequently set the power price. In such cases, our unhedged Commodity Margin is positively correlated with how much more efficient our fleet is than our competitors’ fleets and with higher natural gas prices. Efficient operation of our fleet creates the opportunity to capture Commodity Margin in a cost effective manner. However, unplanned outages during periods when Commodity Margin is positive could result in a loss of that opportunity. We generally measure our fleet performance based on our availability factors, operating Heat Rate and plant operating expense. The higher our availability factor, the better positioned we are to capture Commodity Margin. The lower our operating Heat Rate compared to the Market Heat Rate, the more favorable the impact on our Commodity Margin.
Regulatory and Environmental Trends
We believe that, on balance, we will be favorably impacted by current regulatory and environmental trends, including those described below, given the characteristics of our power plant portfolio:

•
Economic pressures continue to increase for coal-fired power generation as state and federal agencies enact environmental regulations to reduce air emissions of certain pollutants such as SO2, NOX, GHG, Hg and acid gases, restrict the use of once-through cooling, and provide for stricter standards for managing coal combustion residuals. In October 2015, the EPA promulgated the Clean Power Plan which requires future reductions in GHG emissions from existing power plants of 32% from 2005 levels by 2030. We anticipate that older, less efficient fossil-fuel power plants that emit much higher amounts of GHG, SO2, NOX, Hg and acid gases, which operate nationwide, but more prominently in the eastern U.S., will be negatively impacted by current and future air emissions, water and waste regulations and legislation both at the state and federal levels which will require many coal-fired power plants to install expensive air pollution controls or reduce or discontinue operations. As a result, any retirements or curtailments could enhance our growth opportunities through greater utilization of our existing power plants and development of new power plants. The estimated capacity for fossil-fueled plants older than 50 years and the total estimated capacity for fossil-fueled plants by NERC region are as follows:

	Generating Capacity Older Than 50 years		Total Generating Capacity
West:
WECC	9,107	MW	131,421	MW
Texas:
TRE	3,909	MW	86,089	MW
East:
NPCC	8,873	MW	57,218	MW
MRO	4,460	MW	45,524	MW
RFC	21,202	MW	185,137	MW
SERC	25,684	MW	227,730	MW
FRCC	275	MW	59,707	MW
Total	73,510	MW	792,826	MW

•
An increase in power generated from renewable sources could lead to an increased need for flexible power that many of our power plants provide to protect the reliability of the grid and premium compensation for that flexibility; however, risks also exist that renewables have the ability to lower overall wholesale power prices which could negatively impact us. Significant economic and reliability concerns for renewable generation have been raised, but we expect that renewable market penetration will continue, assisted by state-level renewable portfolio standards and federal tax incentives. The Consolidated Appropriations Act which extended the production tax credit for wind through the end of 2016 with gradual decreases thereafter until the tax credit expires completely in 2019 and extended the 30% investment tax credit for solar through the end of 2019 with gradual decreases through 2021 after which the investment tax credit declines to 10% was enacted in December 2015. In October 2015, the EPA promulgated the Clean Power Plan which requires future reductions in GHG emissions from existing power plants and provides flexibility in meeting the emissions reduction requirements including adding renewable generation. Increased renewable penetration has a particularly negative impact on inflexible baseload units and may lead to retirement of additional baseload units, which would benefit us; however, our energy margin may also decrease due to lower market clearing prices. To the extent market structures evolve to appropriately compensate units for providing flexible capacity to ensure reliability, our capacity revenue may increase.

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

•
The regulators in our core markets remain committed to the competitive wholesale power model, particularly in ERCOT, PJM and ISO-NE where they continue to focus on market design and rules to assure the long-term viability of competition and the benefits to customers that justify competition.

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

It is very difficult to predict the continued evolution of our markets due to the uncertainty of the following:

•	number of market participants, both in terms of physical presence as well as contribution toward financial market liquidity;

•	amount of generation capacity available in the market, including solar and wind capacity;

•	fluctuations in power supply due to planned and unplanned outages of generators;

•	fluctuations in power demand due to weather and other factors;

•	cost of fuel, which could be impacted by the efficiency of generation technology and fluctuations in fuel supply or interruptions in natural gas transportation;

•	relative ease or difficulty of developing, permitting and constructing new power plants;

•	availability and cost of power transmission;

•	potential growth of demand side management, customer-sited solar generation and electricity storage devices;

•	creditworthiness and other risks associated with counterparties;

•	bidding behavior of market participants;

•	regulatory and ISO guidelines and rules;

•	structure of commercial products; and

•	ability to optimize the market’s mix of alternative sources of power such as renewable and hydroelectric power.
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
In markets with centralized ISOs, such as California, Texas, the Northeast and Mid-Atlantic, our natural gas-fired power plants compete directly with all other sources of power. The EIA estimates that in 2015, 32% of the power generated in the U.S. was fueled by natural gas, 34% by coal, 20% by nuclear facilities and the remaining 14% of power generated by hydroelectric, fuel oil, geothermal and other energy sources. We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our power plants. Federal and state legislative and regulatory actions continue to change. The federal government is continuing to take further action on many air pollutant emissions such as NOX, SO2, GHG, Hg and acid gases as well as on once-through cooling and coal ash disposal. Although we cannot predict the ultimate effect any future environmental legislation or regulations will have on our business, as a clean energy provider, we believe that we are well positioned for almost any increase in environmental rule stringency. We are actively participating in these debates at the federal, regional and state levels. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters.”
With new environmental regulations, the proportion of power generated by natural gas and other low emissions resources is expected to increase because older coal-fired power plants will be required to install costly emissions control devices, limit their operations or retire. Meanwhile, many states are considering or have already mandated that certain percentages of power delivered to end users in their jurisdictions be produced from renewable resources, such as geothermal, wind and solar energy.
Competition from nuclear energy could increase in the future, but likely at a lower rate than had been previously expected. The nuclear incident in March 2011 at the Fukushima Daiichi nuclear power plant introduced substantial uncertainties around new nuclear power plant development in the U.S. The nuclear projects that are currently under construction in the U.S. are experiencing cost overruns and delays. Low power prices are even challenging the economics of existing nuclear facilities, resulting in the retirement or potential retirement of certain existing nuclear generating units.
Competition from renewable generation could increase in the future. Federal and state financial incentives and RPS requirements continue to foster renewables development. The Consolidated Appropriations Act which extended the production tax credit for wind through the end of 2016 with gradual decreases thereafter until the tax credit expires completely in 2019 and extended the 30% investment tax credit for solar through the end of 2019 with gradual decreases through 2021 after which the investment tax credit declines to 10% was enacted in December 2015. In October 2015, the EPA promulgated the Clean Power Plan which requires future reductions in GHG emissions from existing power plants and provides flexibility in meeting the emissions reduction requirements including adding renewable generation. Beyond economic issues, there are concerns over the reliability and adequacy of transmission infrastructure to transmit certain renewable generation from its source to where it is needed. Consequently, while subsidized renewables growth is likely to continue, natural gas units will likely be needed as baseload and “back-up” generation in the long-term.
We believe our ability to compete will be driven by the extent to which we are able to accomplish the following:

•	provide affordable, reliable services to our customers;

•	maintain excellence in operations;

•	achieve and maintain a lower cost of production, primarily by maintaining unit availability, efficiency and production cost management;

•	accurately assess and effectively manage our risks; and

•	accomplish all of the above with an environmental impact that is lower than the competition and further decreasing over time.
MARKETING, HEDGING AND OPTIMIZATION ACTIVITIES
Our commercial hedging and optimization strategies are designed to maximize our risk-adjusted Commodity Margin by leveraging our knowledge, experience and fundamental views on natural gas and power. Additionally, we seek strong bilateral relationships with load serving entities that can benefit us and our customers. On October 1, 2015, we completed the acquisition of Champion Energy, a leading retail electric provider, which also provides us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
The majority of our risk exposures arise from our ownership and operation of power plants. Our primary risk exposures are Spark Spread, power prices, natural gas prices, capacity prices, locational price differences in power and in natural gas, natural gas transportation, electric transmission, REC prices, carbon allowance prices in California and the Northeast and other emissions credit prices. In addition to the direct risk exposure to commodity prices, we also have general market risks such as risk related to performance of our counterparties and customers and plant operating performance risk. We also have a small exposure to Canadian exchange rates due to our partial ownership of Greenfield LP and Whitby located in Canada, which are under long term contracts, and minimal fuel oil exposure which are not currently material to our operations. As such, we have currently elected not to hedge our Canadian exchange rate exposure and our hedging activities related to our fuel oil exposure are not material to our financial condition, results of operations or cash flows.
We produced approximately 115 billion KWh of electricity in 2015 across North America (primarily in the U.S.). We are one of the largest consumers of natural gas in North America having consumed approximately 878 Bcf during 2015. The primary power markets in which we conduct our operations are California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic (included in our East segment) which have centralized markets for which power demand and prices are determined on a spot basis (day ahead and real time). Most of the power generated by our power plants is sold to entities such as independent electric system operators, utilities, municipalities and cooperatives, as well as to retail power providers, commercial and industrial end users, financial institutions, power trading and marketing companies and other third parties.
We actively manage our risk exposures with a variety of physical and financial instruments with varying time horizons. These instruments include PPAs, tolling arrangements, Heat Rate swaps and options, load sales, steam sales, buying and selling standard physical products, buying and selling exchange traded instruments, buying and selling environmental and capacity products, natural gas transportation and storage arrangements, electric transmission service and other contracts for the sale and purchase of power products. We utilize these instruments to maximize the risk-adjusted returns for our Commodity Margin.
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
SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION
See Note 16 of the Notes to Consolidated Financial Statements for a discussion of financial information by reportable segment and geographic area and sales in excess of 10% of our annual consolidated revenues to two of our customers.

DESCRIPTION OF OUR POWER PLANTS

Geographic Diversity	Dispatch Technology

Power Plants in Operation at December 31, 2015
Subsequent to the completion of our purchase of Granite Ridge Energy Center on February 5, 2016, we own 84 power plants, including one under construction, with an aggregate generation capacity of 27,282 MW and 760 MW under construction.
Natural Gas-Fired Fleet
Our natural gas-fired power plants primarily utilize two types of designs: 2,260 MW of simple-cycle combustion turbines and 23,568 MW of combined-cycle combustion turbines and a small portion from conventional natural gas/oil-fired boilers with steam turbines. Simple-cycle combustion turbines burn natural gas or fuel oil to spin an electric generator to produce power. A combined-cycle unit combusts fuel like a simple-cycle combustion turbine and the exhaust heat is captured by a heat recovery boiler to create steam which can then spin a steam turbine. Simple-cycle turbines are easier to maintain, but combined-cycle turbines operate with much higher efficiency. Each of our power plants currently in operation is capable of producing power for sale to a utility, another third-party end user, our retail customers or an intermediary such as a marketing company. At 16 of our power plants, we also produce thermal energy (primarily steam and chilled water), which can be sold to industrial and governmental users. These plants are called combined heat and power facilities.
Our Steam Adjusted Heat Rate for 2015 for the power plants we operate was 7,306 Btu/KWh which results in a power conversion efficiency of approximately 47%. The power conversion efficiency is a measure of how efficiently a fossil fuel power plant converts thermal energy to electrical energy. Our Steam Adjusted Heat Rate includes all fuel required to dispatch our power plants including “start-up” and “shut-down” fuel, as well as all non-steady state operations. Once our power plants achieve steady state operations, our combined-cycle power plants achieve an average power conversion efficiency of approximately 50%. Additionally, we also sell steam from our combined heat and power plants, which improves our power conversion efficiency in steady state operations from these power plants to an average of approximately 53%. Due to our modern combustion turbine fleet, our power conversion efficiency is significantly better than that of older technology natural gas-fired power plants and coal-fired power plants, which typically have power conversion efficiencies that range from 28% to 36%.
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
Geothermal Fleet
Our Geysers Assets are a 725 MW fleet of 14 operating power plants in northern California. Geothermal power is considered renewable energy because the steam harnessed to power our turbines is produced inside the Earth and does not require burning fuel. The steam is produced below the Earth’s surface from reservoirs of hot water, both naturally occurring and injected. The steam is piped directly from the underground production wells to the power plants and used to spin turbines to generate power. For the past 15 years on average, our Geysers Assets have reliably generated approximately six million MWh of renewable power per year. Unlike other renewable resources such as wind or sunlight, which depend on intermittent sources to generate power, making them less reliable, geothermal power provides a consistent source of energy as evidenced by our Geysers Assets’ availability of approximately 90% in 2015.
We inject water back into the steam reservoir, which extends the useful life of the resource and helps to maintain the output of our Geysers Assets. The water we inject comes from the condensate associated with the steam extracted to generate power, wells and creeks, as well as water purchase agreements for reclaimed water. We receive and inject an average of approximately 12 million gallons of reclaimed water per day into the geothermal steam reservoir at The Geysers where the water is naturally heated by the Earth, creating additional steam to fuel our Geysers Assets. Approximately 11 million gallons per day are received from the Santa Rosa Geysers Recharge Project, which we developed jointly with the City of Santa Rosa, and we receive, on average, approximately one million gallons a day from The Lake County Recharge Project from Lake County. As a result of these recharge projects, MWh production has been relatively constant. We expect that, as a result of the water injection program, the reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future.

We periodically review our geothermal studies to help us assess the economic life of our geothermal reserves. Our most recent geothermal reserve study was conducted in 2015. Our evaluation of our geothermal reserves, including our review of any applicable independent studies conducted, indicated that our Geysers Assets should continue to supply sufficient steam to generate positive cash flows at least through 2073. In reaching this conclusion, our evaluation, consistent with the due diligence study of 2015, assumes that defined “proved reserves” are those quantities of geothermal energy which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods and government regulations.
We lease the geothermal steam fields from which we extract steam for our Geysers Assets. We have leasehold mineral interests in 107 leases comprising approximately 29,000 acres of federal, state and private geothermal resource lands in The Geysers region of northern California. Our leases cover one contiguous area of property that comprises approximately 45 square miles in the northwest corner of Sonoma County and southeast corner of Lake County. The approximate breakout by volume of steam removed under the above leases for the year ended 2015 is:

•	27% related to leases with the federal government via the Office of Natural Resources Revenue (formerly, the Minerals Management Service),

•	30% related to leases with the California State Lands Commission, and

•	43% related to leases with private landowners/leaseholders.
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
Five of our 14 geothermal power plants were damaged by a wildfire in September 2015; however, once repairs are completed, we expect generation capacity at our Geyser Assets to be restored to pre-fire levels.
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

Table of Operating Power Plants and Projects Under Construction and Advanced Development
Set forth below is certain information regarding our operating power plants and projects under construction and advanced development at December 31, 2015 (excludes our acquisition of the 695 MW Granite Ridge Energy Center, which closed on February 5, 2016).

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2015 Total MWh Generated(4)
WEST
Geothermal
McCabe #5 & #6	WECC	CA	Renewable	100%	85	85	733,817
Ridge Line #7 & #8	WECC	CA	Renewable	100%	78	78	647,824
Calistoga	WECC	CA	Renewable	100%	66	66	469,987
Eagle Rock	WECC	CA	Renewable	100%	64	64	588,334
Big Geysers	WECC	CA	Renewable	100%	60	60	446,403
Quicksilver(5)	WECC	CA	Renewable	100%	53	53	265,947
Cobb Creek	WECC	CA	Renewable	100%	51	51	416,738
Lake View	WECC	CA	Renewable	100%	49	49	478,348
Socrates(5)	WECC	CA	Renewable	100%	49	49	283,432
Sulphur Springs	WECC	CA	Renewable	100%	47	47	450,791
Grant(5)	WECC	CA	Renewable	100%	41	41	219,535
Sonoma(5)	WECC	CA	Renewable	100%	37	37	270,290
West Ford Flat(5)	WECC	CA	Renewable	100%	27	27	137,667
Aidlin	WECC	CA	Renewable	100%	18	18	132,136
Natural Gas-Fired
Delta Energy Center	WECC	CA	Combined Cycle	100%	835	857	4,636,426
Pastoria Energy Center	WECC	CA	Combined Cycle	100%	770	749	4,784,605
Hermiston Power Project	WECC	OR	Combined Cycle	100%	566	635	4,083,146
Otay Mesa Energy Center	WECC	CA	Combined Cycle	100%	513	608	3,622,896
Metcalf Energy Center	WECC	CA	Combined Cycle	100%	564	605	3,164,916
Sutter Energy Center(6)	WECC	CA	Combined Cycle	100%	542	578	1,197,608
Los Medanos Energy Center	WECC	CA	Cogen	100%	518	572	2,603,601
South Point Energy Center(7)	WECC	AZ	Combined Cycle	100%	520	530	1,750,660
Russell City Energy Center	WECC	CA	Combined Cycle	75%	429	464	2,167,563
Los Esteros Critical Energy Facility	WECC	CA	Combined Cycle	100%	243	309	350,672
Gilroy Energy Center	WECC	CA	Simple Cycle	100%	—	141	39,140
Gilroy Cogeneration Plant	WECC	CA	Cogen	100%	109	130	138,225
King City Cogeneration Plant	WECC	CA	Cogen	100%	120	120	440,336
Wolfskill Energy Center	WECC	CA	Simple Cycle	100%	—	48	26,280
Yuba City Energy Center	WECC	CA	Simple Cycle	100%	—	47	25,291
Feather River Energy Center	WECC	CA	Simple Cycle	100%	—	47	26,649
Creed Energy Center	WECC	CA	Simple Cycle	100%	—	47	12,406
Lambie Energy Center	WECC	CA	Simple Cycle	100%	—	47	11,188
Goose Haven Energy Center	WECC	CA	Simple Cycle	100%	—	47	11,351
Riverview Energy Center	WECC	CA	Simple Cycle	100%	—	47	22,411
King City Peaking Energy Center	WECC	CA	Simple Cycle	100%	—	44	6,998
Agnews Power Plant	WECC	CA	Combined Cycle	100%	28	28	31,948
Subtotal					6,482	7,425	34,695,565

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2015 Total MWh Generated(4)
TEXAS
Deer Park Energy Center	TRE	TX	Cogen	100%	1,103	1,204	6,997,603
Guadalupe Energy Center	TRE	TX	Combined Cycle	100%	1,009	1,000	5,986,946
Baytown Energy Center	TRE	TX	Cogen	100%	782	842	3,805,707
Channel Energy Center	TRE	TX	Cogen	100%	723	808	4,734,785
Pasadena Power Plant(8)	TRE	TX	Cogen/Combined Cycle	100%	763	781	4,751,419
Bosque Energy Center	TRE	TX	Combined Cycle	100%	740	762	4,675,194
Freestone Energy Center	TRE	TX	Combined Cycle	75%	779	746	4,299,772
Magic Valley Generating Station	TRE	TX	Combined Cycle	100%	682	712	3,238,466
Brazos Valley Power Plant	TRE	TX	Combined Cycle	100%	523	609	3,393,599
Corpus Christi Energy Center	TRE	TX	Cogen	100%	426	500	2,355,305
Texas City Power Plant	TRE	TX	Cogen	100%	400	453	960,200
Clear Lake Power Plant(9)	TRE	TX	Cogen	100%	344	400	458,386
Hidalgo Energy Center	TRE	TX	Combined Cycle	78.5%	392	374	2,215,602
Freeport Energy Center(10)	TRE	TX	Cogen	100%	210	236	1,503,967
Subtotal					8,876	9,427	49,376,951
EAST
Bethlehem Energy Center	RFC	PA	Combined Cycle	100%	1,047	1,130	5,327,297
Hay Road Energy Center	RFC	DE	Combined Cycle	100%	1,039	1,130	4,236,880
Morgan Energy Center	SERC	AL	Cogen	100%	720	807	4,986,537
Fore River Energy Center	NPCC	MA	Combined Cycle	100%	750	731	3,801,372
Edge Moor Energy Center	RFC	DE	Steam Cycle	100%	—	725	591,150
Osprey Energy Center(11)	FRCC	FL	Combined Cycle	100%	537	599	2,058,660
York Energy Center	RFC	PA	Combined Cycle	100%	519	565	1,976,923
Westbrook Energy Center	NPCC	ME	Combined Cycle	100%	552	552	1,847,954
Greenfield Energy Centre(12)	NPCC	ON	Combined Cycle	50%	422	519	1,105,915
RockGen Energy Center	MRO	WI	Simple Cycle	100%	—	503	142,682
Zion Energy Center	RFC	IL	Simple Cycle	100%	—	503	132,434
Mankato Power Plant	MRO	MN	Combined Cycle	100%	280	375	460,338
Garrison Energy Center	RFC	DE	Combined Cycle	100%	273	309	527,798
Pine Bluff Energy Center	SERC	AR	Cogen	100%	184	215	1,308,713
Cumberland Energy Center	RFC	NJ	Simple Cycle	100%	—	191	106,107
Kennedy International Airport Power Plant	NPCC	NY	Cogen	100%	110	121	713,225
Auburndale Peaking Energy Center	FRCC	FL	Simple Cycle	100%	—	117	49,643
Sherman Avenue Energy Center	RFC	NJ	Simple Cycle	100%	—	92	37,385
Bethpage Energy Center 3	NPCC	NY	Combined Cycle	100%	60	80	331,488
Carll’s Corner Energy Center	RFC	NJ	Simple Cycle	100%	—	73	15,300
Mickleton Energy Center	RFC	NJ	Simple Cycle	100%	—	67	3,277
Bethpage Power Plant	NPCC	NY	Combined Cycle	100%	55	56	323,968
Christiana Energy Center	RFC	DE	Simple Cycle	100%	—	53	1,084
Bethpage Peaker	NPCC	NY	Simple Cycle	100%	—	48	168,412
Stony Brook Power Plant	NPCC	NY	Cogen	100%	45	47	277,882
Tasley Energy Center	RFC	VA	Simple Cycle	100%	—	33	2,433
Whitby Cogeneration(13)	NPCC	ON	Cogen	50%	25	25	204,284
Delaware City Energy Center	RFC	DE	Simple Cycle	100%	—	23	90
West Energy Center	RFC	DE	Simple Cycle	100%	—	20	104

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2015 Total MWh Generated(4)
Bayview Energy Center	RFC	VA	Simple Cycle	100%	—	12	4,592
Crisfield Energy Center	RFC	MD	Simple Cycle	100%	—	10	1,542
Vineland Solar Energy Center	RFC	NJ	Renewable	100%	—	4	5,400
Subtotal					6,618	9,735	30,750,869
Total operating power plants	82				21,976	26,587	114,823,385

Power plants retired or returned to owner during 2015
Greenleaf 1 Power Plant	WECC	CA	Combined Cycle	100%	n/a	n/a	18,720
Greenleaf 2 Power Plant	WECC	CA	Cogen	100%	n/a	n/a	104,210
Middle Energy Center	RFC	NJ	Simple Cycle	100%	n/a	n/a	85
Missouri Avenue Energy Center	RFC	NJ	Simple Cycle	100%	n/a	n/a	209
Cedar Energy Center	RFC	NJ	Simple Cycle	100%	n/a	n/a	26
Bear Canyon	WECC	CA	Renewable	100%	n/a	n/a	17,314
Subtotal							140,564
Total operating, retired and returned to owner power plants							114,963,949

Projects Under Construction and Advanced Development
Projects Under Construction
York 2 Energy Center(14)	RFC	PA	Combined Cycle	100%	668	760	n/a
Projects Under Advanced Development
Guadalupe Peaking Energy Center	TRE	TX	Combined Cycle	100%	—	418	n/a
Mankato Power Plant Expansion	MRO	MN	Combined Cycle	100%	280	345	n/a
Total operating power plants and projects					22,924	28,110
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

(3)	These outputs do not factor in the typical MW loss and recovery profiles over time, which natural gas-fired turbine power plants display associated with their planned major maintenance schedules.

(4)	MWh generation is shown here as our net operating interest.

(5)	These geothermal power plants were impacted by a wildfire in September 2015.

(6)	We intend to suspend operations at our Sutter Energy Center for 2016 to assess the future of the facility.

(7)	South Point Unit 2 experienced a combustion turbine outage in the Fall of 2015 and we are currently evaluating the timing of repairs.

(8)	Pasadena is comprised of 260 MW of cogen technology and 521 MW of combined cycle (non-cogen) technology.

(9)
We suspended operations on one of the units at our Clear Lake Power Plant which reduced the baseload and peaking operating capacities by 102 MW and 92 MW, respectively. However, this unit can be restored at our discretion based on market conditions.

(10)	Freeport Energy Center is owned by Calpine; however, it is contracted and operated by The Dow Chemical Company.

(11)	We have entered into an asset sale agreement with Duke Energy Florida, Inc. for the sale of Osprey Energy Center in January 2017.

(12)	Calpine holds a 50% partnership interest in Greenfield LP through its subsidiaries; however, it is operated by a third party.

(13)	Calpine holds a 50% partnership interest in Whitby Cogeneration through its subsidiaries; however, it is operated by Atlantic Packaging Products Ltd.

(14)	PJM has completed the interconnection study process for an additional 68 MW of planned capacity at the York 2 Energy Center and this incremental capacity cleared the 2018/2019 base residual auction.
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
Substantially all of the power plants in which we have an interest are located on sites which we either own or lease on a long-term basis.

EMISSIONS AND OUR ENVIRONMENTAL PROFILE
Our environmental record has been widely recognized. We were an EPA Climate Leaders Partner with a stated goal to reduce GHG emissions, and we became the first power producer to earn the distinction of Climate Action LeaderTM. In 2014, our emissions of GHG amounted to approximately 45 million tons.
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

	Air Pollutant Emission Rates — Pounds of Pollutant Emitted Per MWh of Power Generated
Air Pollutants	Average U.S. Coal-, Oil-, and Natural Gas-Fired Power Plant(1)	Calpine Natural Gas-Fired, Combined-Cycle Power Plant(2)	Advantage Compared to Average U.S. Coal-, Oil-, and Natural Gas-Fired Power Plant
Nitrogen Oxides, NOx	1.77	0.124	93.0%
Acid rain, smog and fine particulate formation
Sulfur Dioxide, SO2	2.93	0.0053	99.8%
Acid rain and fine particulate formation
Mercury Compounds(3)	0.00002	—	100%
Neurotoxin
Carbon Dioxide, CO2	1,761	860	51.2%
Principal GHG—contributor to climate change
___________

(1)
The average U.S. coal-, oil- and natural gas-fired power plants’ emission rates were obtained from the U.S. Department of Energy’s Electric Power Annual Report for 2013. Emission rates are based on 2013 emissions and net generation. The U.S. Department of Energy has not yet released 2014 information.

(2)
Our natural gas-fired, combined-cycle power plant estimated emission rates are based on our 2013 emissions and power generation data from our natural gas-fired, combined-cycle power plants (excluding combined heat power plants) as measured under the EPA reporting requirements.

(3)
The U.S. coal-, oil- and natural gas-fired power plant air emissions of mercury compounds were obtained from the EPA Toxics Release Inventory for 2013. Emission rates are based on 2013 emissions and net generation from U.S. Department of Energy’s Electric Power Annual Report for 2013.

Geothermal Generation
Our 725 MW fleet of geothermal turbine-based power plants utilizes a natural, renewable energy source, steam from the Earth’s interior, to generate power. Since these power plants do not burn fossil fuel, they are able to produce power with negligible CO2 (the principal GHG), NOX and SO2 emissions. Compared to the average U.S. coal-, oil- and natural gas-fired power plant, our Geysers Assets emit 99.9% less NOX, 100% less SO2 and 97.2% less CO2. There are 16 active geothermal power plants located in The Geysers region of northern California. We own and operate 14 of them. We recognize the importance of our Geysers Assets and we are committed to extending this renewable geothermal resource through the addition of new steam wells and wastewater recharge projects where clean, reclaimed water from local municipalities is recycled into the geothermal resource where it is converted by the Earth’s heat into steam for power production.
Water Conservation and Reclamation
We have also invested substantially in technologies and systems that reduce the impact of our operations on water as a natural resource:

•
We receive and inject an average of approximately 12 million gallons of reclaimed water per day into the geothermal steam reservoir at The Geysers where the water is naturally heated by the Earth, creating additional steam to fuel our Geysers Assets. Approximately 11 million gallons per day are received from the Santa Rosa Geysers Recharge Project, which we developed jointly with the City of Santa Rosa, and we receive, on average, approximately one million gallons a day from The Lake County Recharge Project from Lake County.

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
Environmental Matters
Federal Air Emissions Regulations
CAA
The CAA provides for the regulation of air quality and air emissions, largely through state implementation of federal requirements. We believe that all of our operating power plants comply with existing federal and state performance standards mandated under the CAA. In addition to regulation of air emissions at the federal level, a number of states in which we do business implement regulations that go beyond federal environmental requirements. We continue to monitor and actively participate in federal and state initiatives where we anticipate an impact on our business.
The CAA requires the EPA to regulate emissions of pollutants considered harmful to public health and the environment. The EPA has set NAAQS for six “criteria” pollutants: carbon monoxide, lead, NO2, particulate matter, ozone and SO2. In addition, the CAA regulates a large number of air pollutants that are known to cause or may reasonably be anticipated to cause adverse effects to human health or adverse environmental effects, known as hazardous air pollutants (“HAPs”). The EPA is required to issue technology-based national emissions standards for hazardous air pollutants (“NESHAPs”) to limit the release of specified HAPs from specific industrial sectors. The EPA also regulates emissions of certain pollutants that affect visibility in national parks and wilderness areas (“Regional Haze”). Finally, the EPA has begun regulating GHG emissions from various industries, including the power sector.
CAA regulations primarily impact higher-emitting units in the national power generating fleet. Our commitment to environmental stewardship is reflected in our history of investing in low-emitting power plant technologies. As a result, these regulations generally do not have a meaningful, direct adverse impact on our generating fleet, although they may impose significant costs on the power industry overall. As a result, we believe that well-founded regulations protecting health and the environment could benefit our competitive position by better recognizing the value of our investments in clean power generation technology.
NAAQS — Ozone
As part of its ongoing CAA obligation to periodically review NAAQS to ensure that air quality is protective of human health and the environment, on October 1, 2015, the EPA set a new standard for ground-level of ozone of 70 parts per billion, down from the standard set in 2008 of 75 parts per billion. This is significant to the power sector because ground-level ozone is a product of complex chemical reactions contributed to by nitrogen oxides, or NOx, which are one of the primary emissions of concern from power plants.
Air quality in the Houston area, where seven of our power plants are located, has improved over the last two decades. As a result, the Houston area was determined by the EPA to be attaining the 1-hour ozone standard, effective November 19, 2015, and the 1997 8-hour ozone standard, effective January 29, 2016. Nevertheless, the Houston area remains in nonattainment relative to the 2008 ozone standard. The area’s status has not yet been determined for the 2015 ozone standard, but is likely to be in nonattainment as well, which could lead to further, more stringent regulation of NOx emissions from mobile sources and a number of industry sources, particularly the power industry.
Pursuant to authority granted under the CAA, the TCEQ adopted regulations to attain the earlier NAAQS for ozone including the establishment of a Cap-and-Trade program for NOx emitted by power plants in the Houston-Galveston-Brazoria ozone nonattainment area. We own and operate seven power plants that participate in this program, all of which received free NOx allowances based on historical operating profiles. At this time, our Houston-area power plants have sufficient NOx allowances to meet forecasted obligations under the program. Due to the more stringent ozone standard promulgated in 2015, allowable NOx emissions under this program could be reduced at some point in the future, which could cause us to incur additional compliance costs. However, we cannot estimate such costs until such program changes are proposed and finalized.

New Jersey’s High Electric Demand Day (“HEDD”) Rule limits NOx emissions from turbines and boilers. Beginning in 2015, Phase 2 of the HEDD Rule required further investments in emissions controls on some of our peaking power plants in the state and retirement of others for which investments were not economic. Specifically, we retired our 34 MW Cedar Energy Center, 60 MW Missouri Avenue Energy Center and 77 MW Middle Energy Center in 2015, and we installed emissions controls equipment at our 73 MW Carll’s Corner Energy Center and 67 MW Mickleton Energy Center. The implementation of the HEDD rule, and the method of compliance described above did not have a material impact on our financial condition, results of operations or cash flows.
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
The EPA estimates there are approximately 1,400 units affected by MATS, consisting of approximately 1,100 existing coal-fired units and 300 oil-fired units at approximately 600 power plants. MATS required existing coal-fired units without emissions controls to retire or install controls on acid gases, mercury and particulate matter emissions by April 16, 2015. State enforcement authorities also have discretion under the CAA to provide an additional year for technology installation to comply with MATS, which many sources have successfully requested. Further, the EPA may provide, in limited circumstances due to delays in the installation of controls, an additional year extension for MATS compliance where necessary to maintain electric system reliability. Very few of these “second year” extensions have been issued. None of our facilities are subject to MATS.
MATS has been heavily litigated since its promulgation in 2012, and has been argued multiple times in the D.C. Circuit and the U.S. Supreme Court. Most recently, on June 29, 2015, the U.S. Supreme Court reversed the decision of the D.C. Circuit and remanded the case for further action. On December 15, 2015, the D.C. Circuit ruled that MATS will remain in place while the EPA corrects defects made in the rulemaking process; thus, power plants must continue to comply with MATS. Many of the announced retirements and emissions control installations undertaken to comply with MATS have already occurred.
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
On July 6, 2011, the EPA finalized CSAPR as the replacement program for CAIR. CSAPR requires a total of 28 primarily eastern states to reduce annual SO2 emissions, annual NOx emissions and/or ozone seasonal NOx emissions to assist in attaining three NAAQS: the 1997 annual PM2.5 NAAQS, the 1997 8-hour ozone NAAQS, and the 2006 24-hour PM2.5 NAAQS. The reduction requirements in CSAPR are similar in magnitude to those in CAIR. CSAPR has been in litigation since before its original implementation, with the rule being declared invalid by the D.C. Circuit and stayed while appeals to the U.S. Supreme Court were heard.
After extended litigation over several years, CSAPR became effective on January 1, 2015 as originally proposed, but with delayed compliance timelines. The D.C. Circuit heard oral arguments regarding additional remaining legal issues on February 25, 2015. On July 28, 2015, the D.C. Circuit rejected several of the broader challenges to CSAPR, and also held that some portions of CSAPR were invalid, remanding those portions of the rule to the EPA and leaving the rules in place while the EPA crafts a remedy. The court did not set a timeline for the EPA to address the invalid provisions. At this time, the ultimate outcome of this case on remand cannot be determined. However, CSAPR took effect on January 1, 2015 and remains in effect until further action by the D.C. Circuit. On December 3, 2015, the EPA published a proposal to update CSAPR budgets for NOx during the ozone season in order to address the D.C. Circuit’s remand and also to support the 2008 ozone standard. These new budgets reflect a 37% total reduction in NOx from 2014 emissions and are proposed to take effect in 2017. These revised budgets are not expected to significantly affect our fleet of power plants.
Regional Haze
The EPA first issued the Regional Haze rule in 1999, with a focus on emissions of SO2, NOx, and particulate matter, particularly PM2.5. Such emissions can affect visibility regionally. In the eastern U.S., regional NOx and SO2 programs like

CSAPR are considered in State Implementation Plans (“SIP”) to achieve much of the emission reductions required to reduce regional haze. However, SIPs are subject to EPA approval, and if not received, individual facilities may still be required to install additional controls under a Federal Implementation Plan (“FIP”). On January 4, 2016, the EPA finalized its rule partially disapproving Texas’ Regional Haze SIP and imposing a FIP that requires installation of SO2 emission controls on 16 units at nine coal-fired power plants in Texas. The FIP will be effective until Texas replaces it with an approvable SIP. While this will not directly affect our fleet, it does have the potential to affect the power market in Texas because the affected facilities will either have to further reduce emissions or retire.
GHG Emissions
EPA’s regulation of GHG in response to the 2007 decision of the U.S. Supreme Court in Massachusetts v. EPA has been controversial and heavily litigated at every step of the regulatory process. Within the power industry, the EPA first proposed to regulate GHG emissions through the PSD and Title V programs, the two major permitting programs of the CAA.
These permitting rules were the subject of more than 60 petitions for review by industry and the states. The U.S. Supreme Court ultimately heard the case, and on June 23, 2014, rejected the PSD and Title V permitting rules in part but upheld the EPA’s authority to impose GHG limits on large new or modified sources if such sources were required to obtain permits for other pollutants. Our clean portfolio and additions thereto already meet the technology required by these rules. Therefore, we believe we are well-positioned to benefit from this regulatory development.
In January 2014, the EPA proposed New Source Performance Standards (“NSPS”) for GHG emissions from new power plants. In June 2014, the EPA proposed the Clean Power Plan which requires a reduction in GHG emissions from existing power plants of 30% from 2005 levels by 2030. In June 2014, the EPA also proposed GHG NSPS provisions for modified and reconstructed sources.
On October 23, 2015, the EPA published the final NSPS for GHG emissions from new, modified and reconstructed power plants and the Clean Power Plan. The final Clean Power Plan requires a reduction in GHG emissions from existing power plants of 32% from 2005 levels by 2030. The Clean Power Plan provides states flexibility in meeting the emission reduction requirements including adding renewable generation and increasing dispatch of natural gas-fired generation. The Clean Power Plan will first take effect in 2022 with more modest interim reduction requirements, which will increase to the final requirements by 2030. The Clean Power Plan is structured as a set of requirements for states to implement, with such state rulemakings required in the 2016-2018 time frame. At the same time, the EPA proposed a “Federal Plan,” which is a set of regulations the EPA will impose in the event the states do not act timely. Litigation challenging the Clean Power Plan has been filed by at least 25 states and a number of industry opponents. In addition to litigation challenging the rule on the merits, several motions for stay of the rule and for expedited consideration of the appeals were also filed. On January 21, 2016, the D.C. Circuit denied the motions for stay but agreed to the expedited consideration on the merits with oral arguments scheduled for June 2, 2016. The opponents then asked the U.S. Supreme Court to issue a stay of the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the D.C. Circuit issues a ruling on the merits and through final determination in any further appeal to the U.S. Supreme Court from the D.C. Circuit decision.
Overall, we support the Clean Power Plan and believe we are well positioned to comply with its provisions. We expect the Clean Power Plan to be beneficial to Calpine.
Several states and regional organizations have developed state-specific or regional initiatives to reduce GHG emissions through mandatory programs. The most advanced programs include California’s suite of GHG policies promulgated pursuant to AB 32, including its Cap-and-Trade program, and RGGI in the Northeast. The evolution of these programs could have a material impact on our business.
In both of these programs, a cap is established defining the maximum allowable emissions of GHGs emitted by sources subject to the program. Affected sources are required to hold one allowance for each ton of CO2 emitted (and, in the case of California’s program, other GHGs) during the applicable compliance period. Both programs also contain provisions for the use of qualified offsets in lieu of allowances. Allowances are distributed through auctions or through allocations to affected companies. In addition, there are functional secondary markets for allowances. We obtain allowances in a variety of ways, including participation in auctions, as part of PPAs, and through bilateral or exchange transactions.
NESHAP
On January 30, 2013, the EPA finalized amendments to the NESHAP for Reciprocating Internal Combustion Engines (“RICE”). The final rule created exemptions from otherwise applicable air emission requirements for uncontrolled “emergency” diesel-fired backup generators to operate for up to 100 hours per year for “emergency demand response” (the “100-Hour Rule”)

and up to 50 hours per year in certain non-emergency situations as part of a financial arrangement with another entity (the “50-Hour Rule”).
On May 1, 2015, the D.C. Circuit vacated the RICE NESHAP 100-Hour Rule and further modified its original ruling on July 21, 2015. The EPA sought a stay of the mandate until May 1, 2016, which was granted by the D.C. Circuit on August 18, 2015. Accordingly, the 100-Hour Rule remains in effect until May 1, 2016. On September 23, 2015, at the request of the EPA, the D.C. Circuit remanded the 50-Hour rule without vacatur; therefore, the 50-Hour rule remains in effect while the EPA revises the rules to address concerns raised in the litigation. At this time we cannot predict the ultimate outcome of this court case or the EPA rulemaking.
Fees on Permissible Emissions
Section 185 of the CAA requires major stationary sources of NOX and VOC, such as power plants and refineries, in areas that fail to attain the NAAQS for ozone by the attainment date to pay a fee to the state or, if the state fails to collect the fee, the EPA. The fee is set in the CAA at $5,000 per ton of NOX or VOC (adjusted for inflation or approximately $9,000 per ton in 2011) and is payable on emissions that exceed 80% of each individual power plant’s baseline emissions, which are established in the year before the attainment date; however, the EPA has provided guidance for the calculation of alternative baselines. The fee will remain in effect until the designated area achieves attainment. We operate one power plant in California that is located within a designated nonattainment area subject to Section 185. The relevant agency issued a regulation in 2012 to address Section 185 fee collection that exempts our facility from the obligation to pay such fees.
State Air Emissions Regulations
California: GHG - Cap-and-Trade Regulation
California’s AB 32 requires the state to reduce statewide GHG emissions to 1990 levels by 2020. To meet this benchmark, the CARB has promulgated a number of regulations, including the Cap-and-Trade Regulation and Mandatory Reporting Rule, which took effect on January 1, 2012. These regulations have since been amended by the CARB several times.
Under the Cap-and-Trade Regulation, the first compliance period for covered entities like us began on January 1, 2013 and ended on December 31, 2014. The second and third compliance periods, wherein the program applies to a broader scope of entities, including transportation fuels and natural gas distribution, run through the end of 2017 and 2020, respectively. Covered entities must surrender compliance instruments, which include both allowances and offset credits, in an amount equivalent to their GHG emissions.
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
Legislation that would enact both the 2030 and 2050 goals into law, known as Senate Bill (“SB”) 32, failed to pass in the first year of the two-year legislative session, but is expected to be reconsidered by the California Legislature in 2016. Although SB 32 has not yet been enacted into law, another bill, SB 350, which was enacted into law in 2015, requires the CPUC to adopt a process for each load-serving entity to file an integrated resource plan to ensure they meet greenhouse gas emissions reduction targets established by the CARB, in coordination with the CPUC and the California Energy Commission, for the electricity sector and each load-serving entity, which reflect the electricity sector’s percentage in achieving the economy-wide greenhouse gas emissions reductions of 40% from 1990 levels by 2030. At this time, the CARB is considering how to implement this requirement and whether the law requires it to set reduction targets for individual load-serving entities.
In April 2015, the Canadian province of Ontario announced that it would develop a Cap-and-Trade program with the aim of joining the linked California-Quebec market. Proposed regulations are expected in 2016. In December 2015, the province of Manitoba announced its intent to join the California-Quebec market. The California governor will need to make findings regarding the equivalence and enforceability of Ontario and Manitoba’s GHG emission reduction programs, and the CARB would need to adopt an amendment to the Cap-and-Trade Regulation. The governor of New York also has proposed linking RGGI, a carbon market operating in several Northeastern states, with the California program.

Overall, we support AB 32 and expect the net impact of the Cap-and-Trade Regulation to be beneficial to Calpine. We also believe we are well positioned to comply with the Cap-and-Trade Regulation.
Northeast GHG Regulation: RGGI
Nine states in the Northeast participate in RGGI, a Cap-and-Trade program, which affects our power plants in Maine, Massachusetts, New Hampshire, New York and Delaware (together emitting about 5.4 million tons of CO2 annually).
We receive annual allocations from New York’s long-term contract set-aside pool to cover some of the CO2 emissions attributable to our PPAs at both the Kennedy International Airport Power Plant and Stony Brook Power Plant. We do not anticipate any significant business or financial impact from RGGI, given the efficiency of our power plants in RGGI states.
Consistent with the original memorandum of understanding under which the states created RGGI, the overall success of the RGGI program was reviewed in 2013, and is being reviewed again in 2016. The 2013 program review led to a number of changes, most significant of which was a reduction of the aggregate RGGI cap from 165 million tons to 91 million tons, slightly less than RGGI-wide emissions in 2012. We do not expect any material impact to our business from this change in regulations. At this time, it is not possible to predict the outcome of the 2016 program review.
Other Environmental Regulations
RPS
We are subject to an RPS in multiple states in which we do business. Generally, an RPS requires each retail seller of electricity to include in its resource portfolio (the resources procured by the retail seller to supply its retail customers) a certain amount of power generated from renewable or clean energy resources by a certain date.
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
Other States
A number of additional states have an RPS in place. Existing state-specific RPS requirements may change due to regulatory and/or legislative initiatives, and other states may consider implementing enforceable RPS in the future. Our retail subsidiary, Champion Energy, operates in states that have an RPS in place and is required to procure a certain amount of power from renewable sources or purchase renewable energy credits in order to comply with the RPS requirements.
Miscellaneous
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
Clean Water Act
The federal Clean Water Act establishes requirements relating to the discharge of pollutants into waters of the U.S., including from cooling water intake structures. We are required to obtain wastewater and storm water discharge permits for wastewater and runoff, respectively, for some of our power plants. We are subject to the requirements for cooling water intake structures at one of our power plants. In addition, we are required to maintain spill prevention control and countermeasure plans for some of our power plants. We believe that we are in compliance with applicable discharge requirements of the Clean Water Act.
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
Clean Water Act — Waters of the United States
On June 29, 2015, the EPA published the “Clean Water Rule: Definition of Waters of the United States Under the Clean Water Act,” which redefined and broadened the scope of Clean Water Act jurisdiction. The rule became effective on August 28, 2015. We do not anticipate that compliance with the provisions of the Clean Water Rule will have a material impact on our business.
Clean Water Act — Effluent Limit Guidelines
The EPA is required by the Clean Water Act to issue and periodically update Effluent Limit Guidelines (“ELG”) for different categories of industrial sources, including power plants. The EPA last issued power plant ELGs in the early 1980s. The EPA proposed new ELGs for the power sector in April 2013. The proposed rules would primarily be significant for coal-fired power plants, particularly wastewater from coal combustion residuals and air quality control processes. The EPA finalized the revised ELGs on September 30, 2015. These rules target waste streams from coal-fired power plants (fly ash and bottom ash transport water; wastewater from flue-gas mercury control, flue-gas desulfurization, and coal gasification processes; and leachates from combustion residual landfills and ponds) and are expected to have no direct impact on our fleet of power plants.
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
The EPA published its final rule governing coal combustion residuals (“CCRs”) under RCRA on April 17, 2015, and the rule became effective on October 19, 2015. The rule regulates the storage and disposal of CCRs as nonhazardous waste under Subtitle D of RCRA. The rule establishes technical requirements for CCR landfills and surface impoundments (ponds) intended to ensure impoundment integrity and protection of surface, groundwater and air quality. We do not use coal, so the final CCR rule will have no direct impact on our financial condition, results of operations or cash flows.
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
Pursuant to EPAct 2005, NERC has been certified by the FERC as the Electric Reliability Organization to develop and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The FERC standards are applicable throughout the U.S. and are subject to FERC review and approval. FERC-approved reliability standards may be enforced by FERC independently, or, alternatively, by NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to FERC oversight. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets, including supervisory control and data acquisition systems for the electric grid. Compliance with these standards is mandatory. Monetary penalties of up to $1 million per day per violation may be assessed for violations of the reliability and critical infrastructure protection standards.

FERC’s policies and rules will continue to evolve, and the FERC may amend or revise them, or may introduce new policies or rules in the future. The impact of such policies and rules on our business is uncertain and cannot be predicted at this time.
Demand Response
The FERC’s Order No. 745 regarding compensation of demand response in the energy market was appealed to the D.C. Circuit. In May 2014, the D.C. Circuit issued an order vacating and remanding Order No. 745 on the basis that the FERC does not have jurisdiction to regulate demand response in the energy market. On January 15, 2015, the FERC and several other entities filed petitions for certiorari with the U.S. Supreme Court, asking for review of the D.C. Circuit’s decision. Also, on October 20, 2014, the D.C. Circuit granted the FERC’s request for a stay of the decision. On January 25, 2016, the U.S. Supreme Court issued a decision reversing and remanding the D.C. Circuit’s decision, finding that the Federal Power Act provides the FERC with the authority to regulate compensation for demand response providers. The D.C. Circuit also found that the FERC was justified in setting the rate for energy paid to demand response providers in organized markets at the locational marginal price.
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
Beginning several years ago, New Jersey and Maryland each directed their load serving entities to issue requests for proposals (“RFP”) for the construction of new natural gas-fired generation plants in their respective states and to enter into long term capacity contracts with the generators selected in the RFP process. Each state directed its load serving entities to purchase capacity from the winning generators at guaranteed prices for 15 to 20 years. Under the terms of the state-mandated contracts, the winning generators were required to bid their capacity into PJM’s annual capacity auction. Several generators and load serving entities challenged the New Jersey and Maryland actions in federal court, arguing that the states’ actions impermissibly interfered with the FERC’s exclusive jurisdiction over wholesale capacity markets. The generators and load serving entities prevailed in their challenges against the states in federal district court and before the Third and Fourth Circuits of the U.S. Courts of Appeals. The states and one of the winning generators filed petitions for certiorari with the U.S. Supreme Court. On October 19, 2015, the U.S. Supreme Court granted certiorari for the appeal of the Fourth Circuit decision. Oral argument is scheduled for February 24, 2016.
ISO-NE
We have three power plants in our East segment located in Massachusetts, Maine and New Hampshire, all of which participate in the regional wholesale market in which ISO-NE is the RTO. ISO-NE has broad authority over the day-to-day operation of the transmission system and, among other responsibilities, operates a day-ahead and real-time wholesale energy market, a forward capacity market and an ancillary services market.
ISO-NE continues to propose refinements to various aspects of its tariff that may affect overall market opportunities, but the likelihood and potential impact of any pending proposals on our business is currently unknown. FERC-approved changes to the ISO’s capacity market will result in significantly higher penalties for assets that fail to perform during shortage events beginning with the 2018-2019 commitment period.
Several New England states have regulations in place or are considering legislation that would allow their investor owned utilities to enter into long-term contracts for transportation capacity on new interstate pipelines and/or agreements for new Canadian hydro imports. We cannot predict at this time whether any of these state-sponsored initiatives will come to fruition. Thus, the impact these efforts may have on our business is currently unknown.
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
While we are closely monitoring this rulemaking process from the CFTC (including related no-action relief, interpretations and orders), we have reviewed and assessed the impact of the CFTC’s Title VII regulations on our business and related processes, and we have adjusted our internal procedures where necessary to comply with the applicable statutory law and related Title VII regulations which are effective at this time. We will continue to monitor all relevant developments and rulemaking initiatives and expect to successfully implement any new applicable requirements.
EMPLOYEES
At December 31, 2015, we employed 2,209 full-time employees, of whom 165 were represented by collective bargaining agreements. One collective bargaining agreement, representing a total of 67 employees, will expire within one year. We have never experienced a work stoppage or a strike.

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

•	changes in power transmission or fuel transportation capacity constraints or inefficiencies;

•	power supply disruptions, including power plant outages and transmission disruptions;

•	weather conditions, particularly unusually mild summers or warm winters in our market areas;

•	quarterly and seasonal fluctuations;

•	an economic downturn which could negatively impact demand for power;

•	changes in the supply of commodities, including but not limited to coal, natural gas and fuel oil;

•	changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices;

•	development of new fuels or new technologies for the production or storage of power;

•	federal and state regulations and actions of the ISOs;

•
federal and state power, market and environmental regulation and legislation, including mandating an RPS or creating financial incentives, each resulting in new renewable energy generation capacity creating oversupply;

•	changes in prices related to RECs and other environmental allowance products; and

•	changes in capacity prices and capacity markets.
These factors have caused our operating results to fluctuate in the past and will continue to cause them to do so in the future.
Our revenues and results of operations depend on market rules, regulation and other forces beyond our control.
Our revenues and results of operations are influenced by factors that are beyond our control, including:

•	rate caps, price limitations and bidding rules imposed by ISOs, RTOs and other market regulators that may impair our ability to recover our costs and limit our return on our capital investments;

•	regulations promulgated by the FERC and the CFTC;

•	sufficient liquidity in the forward commodity markets to conduct our hedging activities;

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
Additionally, the PJM power market has recently experienced an increase in natural gas-fired generation assets that supply electricity to the area. As a result, there has been a corresponding increase in the need for natural gas transmission assets to supply the generation assets with fuel to generate power. When extreme cold temperatures rapidly increase the demand for natural gas used for residential heating, it can also create constraints on natural gas pipelines that serve power generation assets. When these conditions exist, it could interrupt the fuel supply to our natural gas-fired power plants in the PJM power market, although some of our natural gas-fired power plants in this region are dual-fuel and benefit from the ability to operate on both natural gas and fuel oil.
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
Significant events beyond our control, such as natural disasters, including weather-related events, or acts of terrorism (including cyber attacks), could damage our power plants or our corporate offices or cause a loss of system load and may impact us in unpredictable ways.
Certain of our geothermal and natural gas-fired power plants, particularly in the West, are subject to frequent low-level seismic disturbances and a persistent risk of wildfires, such as the September 2015 wildfire incident at our Geysers Assets in Lake and Sonoma Counties, California, affecting five of our 14 power plants in the region. More significant seismic disturbances are possible. In addition, other areas in which we operate, particularly in Texas and the Southeast, experience tornados and hurricanes. Operations at our corporate offices in Houston, Texas could be substantially affected by a hurricane. Any significant loss of system load resulting from a weather-related event could negatively impact our wholesale business and retail subsidiary. Such events could damage or shut down our power plants, power transmission or the fuel supply facilities upon which our wholesale business and retail subsidiary is dependent. Our existing power plants are built to withstand relatively significant levels of seismic and other disturbances, and we believe we maintain adequate insurance protection. However, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of serious damages to our power plants or disruptions to our wholesale and retail operations due to natural disasters.
In addition to physical damage to our power plants, the risk of future terrorist activity (including cyber attacks) could result in adverse changes in the insurance markets and disruptions in the power and fuel markets. These events could also adversely affect the U.S. economy, create instability in the financial markets and, as a result, have an adverse effect on our ability to access capital on terms and conditions acceptable to us.
Our business, financial condition and results of operations could be adversely impacted by strikes or work stoppages by unionized employees or by our inability to replace key employees.
Approximately 7% of our employees are subject to collective bargaining agreements. In the event that our union employees participate in a strike, work stoppage or engage in other forms of labor disruption, we would be responsible for procuring replacement labor and could experience reduced power generation or outages.
In addition, our success is largely dependent on the skills, experience and efforts of our people. The loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a negative effect on our business, financial condition and results of operations and future growth if we were unable to replace them.
We depend on computer and telecommunications systems we do not own or control and failures in our systems or a cybersecurity attack or breach of our IT systems or technology could significantly disrupt our business operations or result in sensitive customer information being compromised which would negatively materially impact our reputation and/or results of operations.
We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with the operation of our power plants. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We also rely on software systems owned and operated by third parties, such as ISOs and RTOs, to be functioning in order to be able to transmit the electricity produced by our power plants to our customers. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack or a breach of our IT systems or technology, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.
A cyber attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We have experienced and expect to continue to experience actual or attempted cyber attacks of our IT systems or networks; however, none of these actual or attempted cyber attacks has had a material impact on our operations or financial condition.

Additionally, our retail subsidiary requires access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, the reputation of our retail subsidiary may be adversely affected, customer confidence may be diminished, or our retail subsidiary may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse impact on our retail subsidiary.
Capital Resources; Liquidity
We have substantial liquidity needs and could face liquidity pressure.
As of December 31, 2015, our consolidated debt outstanding was $12.1 billion, of which approximately $8.6 billion was outstanding under our Senior Unsecured Notes, First Lien Term Loans and First Lien Notes. In addition, we had $755 million issued in letters of credit and our pro rata share of unconsolidated subsidiary debt was approximately $135 million. Although we significantly extended our maturities during the last several years, we could face liquidity challenges as we continue to have substantial debt and substantial liquidity needs in the operation of our business. Our ability to make payments on our indebtedness, to meet margin requirements and to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future from our operations and our ability to access the capital markets. This, to a certain extent, is dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, as discussed further in “— Commercial Operations” above. Although we are permitted to enter into new project financing credit facilities to fund our development and construction activities, there can be no assurance that we will not face liquidity pressure in the future.
We also have exposure to many different financial institutions and counterparties including those under our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, Corporate Revolving Facility and other credit and financing arrangements as we routinely execute transactions in connection with our hedging and optimization activities, including brokers and dealers, commercial banks, investment banks and other institutions and industry participants. Many of these transactions expose us to credit risk in the event that any of our lenders or counterparties are unable to honor their commitments or otherwise default under a financing agreement. See additional discussion regarding our capital resources and liquidity in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, Corporate Revolving Facility, CCFC Term Loans and our other debt instruments impose restrictions on us and any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations.
The restrictions under our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, Corporate Revolving Facility, CCFC Term Loans and other debt instruments could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and, if we were unable to comply with these restrictions, could result in an event of default under these debt instruments. These restrictions require us to meet certain financial performance tests on a quarterly basis and limit or prohibit our ability, subject to certain exceptions to, among other things:

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
Our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, Corporate Revolving Facility, CCFC Term Loans and our other debt instruments contain events of default customary for financings of their type, including a cross default to debt other than non-recourse project financing debt, a cross-acceleration to non-recourse project financing debt and certain change of control events. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, or a default exists and is continuing under such debt, the lenders or the holders or trustee of the First Lien Notes, as applicable, could give notice and declare outstanding borrowings and other obligations under such debt immediately due and payable.
Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We may not be able to obtain such waivers, amendments or alternative financing, or if obtainable, it could be on terms that are not acceptable to us. If we are unable to comply with the terms of our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, Corporate Revolving Facility, CCFC Term Loans and our other debt instruments, or if we fail to generate sufficient cash flows from operations, or if it becomes necessary to obtain such waivers, amendments or alternative financing, it could adversely impact our financial condition, results of operations and cash flows.

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
These letter of credit and cash collateral requirements increase our cost of doing business and could have an adverse impact on our overall liquidity, particularly if there was a call for a large amount of additional cash or letter of credit collateral due to an unexpectedly large movement in the market price of a commodity. As of December 31, 2015, we had $755 million issued in letters of credit under our Corporate Revolving Facility and other facilities, with $1.2 billion remaining available for borrowing or for letter of credit support under our Corporate Revolving Facility. In addition, we have ratably secured our obligations under certain of our power and natural gas agreements that qualify as eligible commodity hedge agreements with the assets subject to liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility.
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
We may utilize project financing, preferred equity and other types of subsidiary financing transactions when appropriate in the future, which could increase our debt and may be structurally senior to other debt such as our First Lien Term Loans, First Lien Notes and Corporate Revolving Facility.
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
Our First Lien Term Loans, First Lien Notes and Corporate Revolving Facility are effectively subordinated to certain project indebtedness.
Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 31, 2015, our subsidiaries had approximately $1.6 billion in debt from our CCFC subsidiary and approximately $1.7 billion in secured project financing from other subsidiaries, which are effectively senior to our First Lien Term Loans, First Lien Notes and Corporate Revolving Facility. We may incur additional project financing indebtedness in the future, which will be effectively senior to our other secured and unsecured debt.
Governmental Regulation
Federal tax incentives and regulations, existing and proposed state RPS and energy efficiency standards, as well as economic support for renewable sources of power under federal or state legislation could adversely impact our operations.
Renewables have the ability to take market share from us and to lower overall wholesale power prices which could negatively impact us. The Consolidated Appropriations Act which extended the production tax credit for wind through the end of 2016 with gradual decreases thereafter until the tax credit expires completely in 2019 and extended the 30% investment tax credit for solar through the end of 2019 with gradual decreases through 2021 after which the investment tax credit declines to 10% was enacted in December 2015. In October 2015, the EPA promulgated the Clean Power Plan which requires future reductions in GHG emissions from existing power plants and provides flexibility in meeting the emissions reduction requirements including adding renewable generation. California has a RPS in effect and in 2015 enacted legislation requiring implementation of a 50% RPS by 2030. A number of additional states, including Maine, Minnesota, New York, Texas and Wisconsin, have an array of different RPS in place. Existing state-specific RPS requirements may change due to regulatory and/or legislative initiatives, and other states may consider implementing enforceable RPS in the future. A more robust RPS in states in which we are active, coupled with federal tax incentives, would likely initially drive up the number of wind and solar resources, increasing power supply to various markets which could negatively impact the dispatch of our natural gas-fired power plants, primarily in Texas and California.

Similarly, several states have energy efficiency initiatives in place while others are considering imposing them. Improved energy efficiency when mandated by law or promoted by government sponsored incentives can decrease demand for power which could negatively impact the dispatch of our natural gas-fired power plants, primarily in Texas and California.
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
We have a significant presence in the major competitive power markets for California, Texas and the Northeast and Mid-Atlantic regions of the U.S. While these markets are largely deregulated, they continue to evolve. Existing regulations within the markets in which we operate may be revised or reinterpreted and new laws or regulations may be issued. We cannot predict the future development of regulation or legislation nor the ultimate effect such changes in these markets could have on our business; however, we could be negatively impacted.
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
Currently, nine states in the Northeast are required to comply with a Cap-and-Trade program, RGGI, to regulate CO2 emissions from power plants. California has implemented AB 32 which places a statewide cap on GHG emissions and requires the state to return to 1990 emission levels by 2020. In December 2010, CARB adopted a regulation establishing a GHG Cap-and- Trade program which is in effect for electric utilities and other “major industrial sources,” and in 2015 for certain other GHG sources including transportation fuels and natural gas distribution.
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
Generally, in the U.S., we are subject to regulation by the FERC regarding the terms and conditions of wholesale service and the sale and transportation of natural gas, as well as by state agencies regarding physical aspects of the power plants. The majority of our generation is sold at market prices under the market-based rate authority granted by the FERC. If certain conditions are not met, FERC has the authority to withhold or rescind market-based rate authority and require sales to be made based on cost-of-service rates. A loss of our market-based rate authority could have a materially negative impact on our generation business. FERC could also impose fines or other restrictions or requirements on us under certain circumstances.
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
If the FERC makes the determination that we have market power, the FERC could, among other things, revoke market-based rate authority for the affected market-based companies or order them to mitigate that market power. If market-based rate authority was revoked for any of our market-based rate companies, those companies would be required to make wholesale sales of power based on cost-of-service rates, which could negatively impact their revenues. If we are required to mitigate market power, we could be required to sell certain power plants in regions where we are determined to have market power. A loss of our market-based rate authority or required sales of power plants, particularly if it affected several of our power plants or was in a significant market, could have a material negative impact on our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

Our principal offices and retail affiliate are located in Houston, Texas. These facilities are leased until 2020 and 2022, respectively. We also have regional offices in Dublin, California and Wilmington, Delaware, an engineering, construction and maintenance services office in Pasadena, Texas and government affairs offices in Washington D.C., Sacramento, California and Austin, Texas.
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
Market Information and Stockholder Matters
Calpine Corporation common stock is traded on the NYSE under the symbol “CPN”. The following table sets forth the high and low sales price per share for our common stock for each quarter of the years 2015 and 2014, as reported on the NYSE.

	High	Low
2015
First Quarter	$22.89	$20.16
Second Quarter	23.51	17.66
Third Quarter	19.73	14.09
Fourth Quarter	16.60	11.75
2014
First Quarter	$21.06	$18.46
Second Quarter	24.24	20.48
Third Quarter	24.04	21.27
Fourth Quarter	24.37	19.60
As of December 31, 2015, there were 101 stockholders of record of our common stock.
We have never paid cash dividends on our common stock. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October	1,164,587	$16.14	1,163,520	$307
November	—	$—	—	$307
December	93,743	$14.45	—	$307
Total	1,258,330	$16.01	1,163,520	$307
___________

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees during the fourth quarter of 2015, we withheld a total of 94,810 shares that are included in the total number of shares purchased.

(2)
In November 2014, our Board of Directors authorized an increase in the total authorization of our multi-year share repurchase program to $1.0 billion. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant. During 2015, we repurchased a total of 26.6 million shares of our common stock for approximately $529 million at an average price of $19.87 per share under this program.

Stock Performance Graph
The performance graph below compares cumulative return on our common stock for the period December 31, 2010 through December 31, 2015, with the cumulative return of Standard & Poor’s 500 Index (S&P 500) and the S&P 500 Utilities Index.
The graph below compares each period assuming that $100 was invested on December 31, 2010 in our common stock and each of above indices and that all dividends are reinvested. The returns shown below may not be indicative of future performance.

Company / Index	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Calpine Corporation	$100.00	$122.41	$135.91	$146.25	$165.89	$108.47
S&P 500 Index	100.00	102.11	118.44	156.79	178.25	180.72
S&P Utilities Index	100.00	119.93	121.47	137.51	177.36	168.77

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Statement of Operations data:
Operating revenues	$6,472	$8,030	$6,301	$5,478	$6,800
Net income (loss) attributable to Calpine	$235	$946	$14	$199	$(190)
Basic earnings (loss) per common share:
Net income (loss) per common share attributable to Calpine	$0.65	$2.34	$0.03	$0.43	$(0.39)
Diluted earnings (loss) per common share:
Net income (loss) per common share attributable to Calpine	$0.64	$2.31	$0.03	$0.42	$(0.39)
Balance Sheet data:
Total assets	$18,833	$18,378	$16,559	$16,549	$17,371
Short-term debt and capital lease obligations	$221	$199	$204	$115	$104
Long-term debt and capital lease obligations	$11,868	$11,083	$10,908	$10,635	$10,321

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
INTRODUCTION AND OVERVIEW
Our Business
We are one of the largest power generators in the U.S. measured by power produced. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment) of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial and residential customers. Effective after the October 1, 2015 acquisition, we entered the retail market in scale through our retail subsidiary, Champion Energy. We have invested in clean power generation to become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of flexible and reliable power plants.
In order to manage our various physical assets and contractual obligations, we execute commodity and commodity transportation agreements within the guidelines of our Risk Management Policy. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We purchase electric transmission rights to deliver power to our customers. We also enter into natural gas, power, environmental product, fuel oil and other physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants. Seasonality and weather can have a significant impact on our results of operations and are also considered in our hedging and optimization activities.
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
Subsequent to the completion of our purchase of Granite Ridge Energy Center on February 5, 2016, our portfolio, including partnership interests, consists of 84 power plants, including one under construction located throughout 19 states in the U.S. and in Canada, with an aggregate current generation capacity of 27,282 MW and 760 MW under construction. Our fleet, including projects under construction, consists of 68 natural gas-fired combustion turbine-based plants, one fuel oil-fired steam-based plant, 14 geothermal steam turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,425 MW in the West, 9,427 MW in Texas and 10,430 MW with an additional 760 MW under construction in the East.
In addition to the unique profile of our fleet, we believe our business is also advantaged by our capital allocation philosophy, which seeks to maximize levered cash returns to equity on a per share basis while maintaining a strong balance sheet. We consider the repurchases of our own shares of common stock as an attractive investment opportunity, and we utilize the expected returns from this investment as the benchmark against which we evaluate all other capital allocation decisions. We believe this philosophy closely aligns our objectives with those of our shareholders.
Premier Operating Company
Our objective is to be the “best-in-class” in regards to certain operational performance metrics, such as safety, availability, reliability, efficiency and cost management.

•
During 2015, our employees achieved a total recordable incident rate of 0.73 recordable injuries per 100 employees which places us in the first quartile performance for power generation companies with 1,000 or more employees.

•	Our entire fleet achieved a forced outage factor of 2.3% and a starting reliability of 98.3% during the year ended December 31, 2015.

•	During 2015, our outage services subsidiary completed 15 major inspections and nine hot gas path inspections.

•	For the past 15 years on average, our Geysers Assets have reliably generated approximately six million MWh of renewable power per year.
Managing and Growing our Portfolio
Our goal is to continue to grow our presence in core markets with an emphasis on acquisitions, expansions or modernizations of existing power plants. We intend to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we actively seek to divest non-core assets where we can find opportunities to do so accretively. In addition, we believe that modernizations and expansions to our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. During 2015 and through the filing of this Report, we strategically repositioned our portfolio by adding capacity in our core regions and by divesting positions in non-core markets through the following transactions:

•	In June 2015, our Garrison Energy Center commenced commercial operations, bringing online approximately 309 MW of combined-cycle, natural gas-fired capacity with dual-fuel capability.

•	During the second quarter of 2015, we began construction of our 760 MW York 2 Energy Center and expect commercial operations to commence during the second quarter of 2017.

•
In July 2015, the sale of our Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments, was approved by the FERC and the Florida Public Service Commission. In accordance with the asset sale agreement, the sale will be consummated in January 2017 upon the conclusion of a 27-month PPA. This sale represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities.

•
On October 1, 2015, we acquired Champion Energy for approximately $240 million, excluding working capital adjustments. The addition of this well-established retail sales organization is consistent with our stated goal of getting closer to our end-use customers and provides us a valuable sales channel for directly reaching a much greater portion of the load we seek to serve.

•
On February 5, 2016, we completed the purchase of Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW (summer peaking capacity of 695 MW), for approximately $500 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant will increase capacity in our East segment, specifically the constrained New England market.

In addition, our significant ongoing projects under construction, growth initiatives and modernizations are discussed below:

•
Garrison Energy Center — We are in the early stages of development of a second phase of the Garrison Energy Center that will add approximately 430 MW of dual-fuel, combined-cycle capacity to our existing Garrison Energy Center. PJM has completed its feasibility study of the project and the system impact study is underway.

•
York 2 Energy Center — York 2 Energy Center is a 760 MW dual-fuel, combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. The project’s capacity cleared PJM’s 2017/2018 and 2018/2019 base residual auctions. The project is now under construction, and we expect COD during the second quarter of 2017. PJM has completed the interconnection study process for an additional 68 MW of planned capacity at the York 2 Energy Center. This incremental 68 MW of planned capacity cleared the 2018/2019 base residual auction.

•
Guadalupe Peaking Energy Center — In April 2015, we executed an agreement with Guadalupe Valley Electric Cooperative (“GVEC”) that will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center. Under the terms of the agreement, construction of the Guadalupe Peaking Energy Center (“GPEC”) may commence at our discretion, so long as the power plant reaches COD by June 1, 2019. When the power plant begins commercial operation, GVEC will purchase a 50% ownership interest in GPEC. Once built, GPEC will feature two fast-ramping combustion turbines capable of responding to peaks in power demand. This project represents a mutually beneficial response to our customer’s desire to have direct access to peaking generation resources, as it leverages the benefits of our existing site and development rights and our construction and operating expertise, as well as our customer’s ability to fund its investment at attractive rates, all while affording us the flexibility of timing the plant’s construction in response to market pricing signals.

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

•
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

•
Turbine Modernization — We continue to move forward with our turbine modernization program. Through December 31, 2015, we have completed the upgrade of 13 Siemens and eight GE turbines totaling approximately 210 MW and have committed to upgrade three additional turbines. In addition, we have begun a program to update our dual-fueled turbines at certain of our power plants in our East segment.

Customer Relationships
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant customer metrics and contracts entered into in 2015 are as follows:
Champion Energy

•
In 2015, Champion Energy, our retail electric provider, served approximately 22 million MWh of customer load consisting of approximately 2.1 million annualized residential customer equivalents at December 31, 2015, concentrated in Texas, the Northeast and Mid-Atlantic where Calpine has a substantial power generation presence.

West

•
We entered into a new PPA with Marin Clean Energy to provide up to 65 MW of power from our Delta Energy Center and other northern California power plants commencing in April 2015 and extending through December 2017.

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

•	We entered into a new one-year resource adequacy contract with SCE for 238 MW from our Pastoria Energy Center commencing in January 2018.

•	We entered into a new three-year PPA with the San Francisco Public Utilities Commission to provide, on average, approximately 43 MW of energy and renewable energy annually commencing in May 2016.
Texas

•	We entered into a new three-year PPA with Brazos Electric Power Cooperative to provide 300 MW of energy from our Texas power plant fleet commencing in January 2016.

•	We entered into a new three-year PPA with Pedernales Electric Cooperative to provide approximately 140 MW of energy from our Texas power plant fleet commencing in January 2017.

•
We entered into a new two-year PPA with Guadalupe Valley Electric Cooperative to provide approximately 270 MW of energy from our Texas power plant fleet commencing in June 2017. The execution of this PPA will facilitate the construction of a 418 MW natural gas-fired peaking power plant to be co-located with our Guadalupe Energy Center.

•
We extended our existing PPA with the South Texas Electric Cooperative to supply the Magic Valley Electric Cooperative’s full load requirements for ten years beyond 2021. Magic Valley Electric Cooperative’s peak summer load in 2015 was 490 MW.

East

•
We entered into a new 20-year PPA with Xcel Energy to provide up to 345 MW of capacity and energy from our Mankato Power Plant expansion when commercial operations commence and transmission-related upgrades have been completed.

•	We entered into a new ten-year PPA with the Tennessee Valley Authority to provide 615 MW of energy and capacity from our Morgan Energy Center commencing in February 2016.

Advocacy and Corporate Responsibility
We recognize that our business is heavily influenced by laws, regulations and rules at federal, state and local levels as well as by rules of the ISOs and RTOs that oversee the competitive markets in which we operate. We believe that being active participants in the legislative, regulatory and rulemaking processes may yield better outcomes for all stakeholders, including Calpine. Our two basic areas of focus are competitive wholesale power markets and environmental stewardship in power generation. Below are some recent examples of our advocacy efforts:
Ensuring Competitive Market Structure/Rules

•
Provided leadership in stakeholder processes at PJM on a new “Capacity Performance” product and at ISO-NE on its Pay-For-Performance initiatives, resulting in implementation of the FERC approved PJM Capacity Performance product and ISO-NE Pay-For-Performance capacity structure.

•	Our employees participated as invited panelists at FERC technical conferences regarding price formation and “out-of-market payments” in organized markets.
Stopping Non-Competitive/Subsidized Generation

•
Successfully navigated a competitive generation supply bidding process in Florida, resulting in a contract for the acquisition of our Osprey Energy Center rather than a utility self-build as the most cost effective alternative for Florida ratepayers.

•
Successfully advocated for a competitive generation supply bidding process in Minnesota and succeeded in obtaining an order requiring the local utility to enter into a long-term PPA for new additional capacity at our Mankato Power Plant.

•
Provided leadership in the successful legal challenges against New Jersey for discriminatory behavior affecting FERC jurisdictional capacity auctions, resulting in a decision by the U.S. Circuit Court of Appeals for the Third Circuit striking New Jersey’s action as being in violation of U.S. law. Petitions for certiorari were filed with the U.S. Supreme Court, asking for review of the Third Circuit’s decision. In October 2015, the U.S. Supreme Court granted certiorari but has not scheduled the case for oral argument.

•
Successfully advocated against proposed legislation in California requiring investor owned utilities to contract for 500 MW of new geothermal resources that would have discriminated against our existing geothermal fleet.

Environmental

•	Filed a brief with the D.C. Circuit supporting the EPA’s MATS rules which were upheld by the Court.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s CSAPR rules which were upheld by the Court in a decision citing our brief.

•	Filed a brief with the U.S. Supreme Court supporting the EPA’s GHG air permit rules which were upheld in part by the Court citing our brief in its opinion.

•	Filed a brief with the D.C. Circuit supporting the EPA’s opposition to motions for stay of the Clean Power Plan; the D.C. Circuit denied the motions.
Federal and state legislative and regulatory actions continue to change how our business is regulated. The EPA has promulgated regulations dealing with climate change as well as regulations related to other air pollutant emissions, and some states and regions in the U.S. have implemented or are considering implementing regulations to reduce GHG emissions. We are actively participating in these debates at the federal, regional and state levels as noted by the actions above. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters” in Item 1. of this Report. Although we cannot predict the ultimate effect future climate change regulations or legislation could have on our business, we believe that we will be less adversely impacted by potential Cap-and-Trade limits, carbon taxes or required environmental upgrades as a result of existing and potential legislation or regulation addressing GHG or other emissions, water use or waste disposal, compared to our competitors who use other fossil fuels or older, less efficient technologies.
Since our inception in 1984, we have been a leader in environmental stewardship and have invested in clean power generation to become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of flexible and reliable power plants. The combination of our Geysers Assets and our high efficiency portfolio of natural gas-fired power plants results in substantially lower emissions of these gases compared to our competitors’ power plants using other fossil fuels, such as coal. Consequently, our power generation portfolio’s GHG footprint per MWh is lower than most major wholesale power producers in the U.S. In addition, we strive to preserve our nation’s valuable water and land resources. To condense steam, we primarily use cooling towers with a closed water cooling system or air cooled condensers. Since our power plants are modern and efficient and utilize clean burning natural gas, we do not require large areas of land for our power plants nor do we require large specialized landfills for the disposal of coal ash or nuclear plant waste.

Although different regions of the country have very different models and rules for competition, the markets in which we operate have some form of wholesale market competition. California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment), which are the markets in which we have our largest presence, have emerged as among the most competitive wholesale power markets in the U.S. We also operate, to a lesser extent, in the competitive wholesale power markets in the Southeast and the Midwest. We believe that properly designed competitive wholesale markets offer the best signals for investment decisions, broader choices for customers and the least cost solutions for reliable electric system operations.
Enhancing Shareholder Value
We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation including the return of capital to shareholders and to manage the balance sheet for future growth and success. We are committed to remaining financially disciplined in our capital allocation decisions. The year ended December 31, 2015 was marked by the following accomplishments:

•
We continued to return capital to our shareholders in the form of share repurchases, having cumulatively repurchased approximately $2.8 billion or 29% of our previously outstanding shares as of the filing of this Report.

•	Specifically during 2015, we repurchased a total of 26.6 million shares of our outstanding common stock for approximately $529 million at an average price of $19.87 per share.
We further optimized our capital structure by refinancing, redeeming or amending several of our debt instruments during the year ended December 31, 2015, and through the filing of this Report, including the following transactions:

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

•	In November 2015, we refinanced and upsized our Steamboat project debt which lowered the interest rate and extended the maturity by two years to November 22, 2019.

•	In December 2015, we used cash on hand to redeem 10% of the original aggregate principal amount of our 2023 First Lien Notes, plus accrued and unpaid interest.

•
In December 2015, we entered into our 2023 First Lien Term Loan and will use the proceeds to fund a portion of the purchase price for the Granite Ridge Energy Center, to repay project and corporate debt and for general corporate purposes.

•
In December 2015, we entered into an agreement with one of the two lessors of our Pasadena Power Plant to purchase their 50% interest, which will result in a reduction of our project debt of approximately $50 million. The transaction is expected to close during the second quarter of 2016.

•
On February 8, 2016, we amended our Corporate Revolving Facility, extending the maturity by two years to June 27, 2020, and increasing the capacity by an additional $178 million to $1,678 million through June 27, 2018, reverting back to $1,520 million through the maturity date. Further, we increased the letter of credit sublimit by $250 million to $1.0 billion and extended the maturity by two years to June 27, 2020.

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

Recently, given very low natural gas prices, natural gas-fired, combined-cycle units in many markets were frequently cheaper to dispatch than coal-fired power plants. When coal-fired electricity production costs exceed natural gas-fired production costs, coal-fired units tend to set power prices. In these hours, lower natural gas prices tend to increase our Commodity Margin, since our production costs fall while power prices remain constant (depending on our hedge levels and holding other factors constant). Recent forward market natural gas prices suggest that coal-to-gas-switching will continue in 2016 (although future market conditions are uncertain and settled prices remain to be seen).
Efficient operation of our fleet creates the opportunity to capture Commodity Margin in a cost effective manner. However, unplanned outages during periods when Commodity Margin is positive could result in a loss of that opportunity. We generally measure our fleet performance based on our availability factors, operating Heat Rate and plant operating expense. The higher our availability factor, the better positioned we are to capture Commodity Margin. The less natural gas we must consume for each MWh of power generated, the lower our Heat Rate. The lower our operating Heat Rate compared to the Market Heat Rate, the more favorable the impact on our Commodity Margin. Holding all other factors constant, our Commodity Margin increases when we are able to lower our operating Heat Rate compared to the Market Heat Rate and conversely decreases when our operating Heat Rate increases compared to the Market Heat Rate. See also “— The Market for Power — Our Power Markets and Market Fundamentals” in Item 1. of this Report for additional information on how these factors impact our Commodity Margin.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
Below are our results of operations for the year ended December 31, 2015, as compared to the same period in 2014 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2015	2014	Change	% Change
Operating revenues:
Commodity revenue	$6,389	$7,595	$(1,206)	(16)
Mark-to-market gain	65	419	(354)	(84)
Other revenue	18	16	2	13
Operating revenues	6,472	8,030	(1,558)	(19)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,589	4,815	1,226	25
Mark-to-market loss	178	77	(101)	#
Fuel and purchased energy expense	3,767	4,892	1,125	23
Plant operating expense	1,018	969	(49)	(5)
Depreciation and amortization expense	638	603	(35)	(6)
Sales, general and other administrative expense	138	144	6	4
Other operating expenses	80	88	8	9
Total operating expenses	5,641	6,696	1,055	16
Impairment losses	—	123	123	#
(Gain) on sale of assets, net	—	(753)	(753)	#
(Income) from unconsolidated investments in power plants	(24)	(25)	(1)	(4)
Income from operations	855	1,989	(1,134)	(57)
Interest expense	628	645	17	3
Interest (income)	(4)	(6)	(2)	(33)
Debt modification and extinguishment costs	40	346	306	88
Other (income) expense, net	18	21	3	14
Income before income taxes	173	983	(810)	(82)
Income tax expense (benefit)	(76)	22	98	#
Net income	249	961	(712)	(74)
Net income attributable to the noncontrolling interest	(14)	(15)	1	7
Net income attributable to Calpine	$235	$946	$(711)	(75)

	2015	2014	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)	112,150	100,617	11,533	11
Average availability	89.2%	90.7%	(1.5)%	(2)
Average total MW in operation(1)	25,785	26,652	(867)	(3)
Average capacity factor, excluding peakers	55.6%	48.4%	7.2%	15
Steam Adjusted Heat Rate	7,306	7,384	78	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $20 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to:

+
higher contribution from hedges in our West and East segments and hedging through our retail subsidiary, which more than offset lower on-peak Spark Spreads across all of our segments, excluding the impact of the polar vortex events experienced during the first quarter of 2014 and

+	higher generation from our power plants in Texas and the East resulting from lower natural gas prices that drove lower system-wide coal-fired generation from our competitors, partially offset by

–
a significant decrease in power and natural gas prices in our East segment in the first quarter of 2015 compared to the prior year period, given the unusually high price levels experienced during the polar vortex events in the first quarter of 2014,

–
the net year-over-year impact of our portfolio management activities, including the sale of six power plants with a total capacity of 3,498 MW in our East segment in July 2014, the acquisition of our Guadalupe and Fore River Energy Centers in February and November 2014, respectively, the completion of our Deer Park and Channel Energy Center expansions in June 2014 and the commencement of commercial operations at our Garrison Energy Center in June 2015 and

–	lower regulatory capacity revenue in PJM during the first five months of 2015, partially offset by higher regulatory capacity revenue in PJM during the remaining seven months of 2015.

Mark-to-market gain/loss from hedging our future generation and fuel needs had an unfavorable variance of $455 million primarily driven by the maturity of favorable hedges during 2015 as compared to 2014.

Our normal, recurring plant operating expense decreased $3 million during 2015 compared to 2014 after excluding the net impact of a $8 million decrease from power plant portfolio changes, a $3 million decrease in stock based compensation expense, a $47 million increase in major maintenance expense resulting from our plant outage schedule and costs from scrap parts related to outages and a $16 million increase related to repairs to five of our geothermal power plants damaged by a wildfire in September of 2015. Now that deductibles have been met, we expect minimal impact going forward from the wildfire event. Further, once repairs are completed, we expect generation capacity at our Geyser Assets to be restored to pre-fire levels.

Depreciation and amortization expense increased by $35 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the acquisition of our Guadalupe and Fore River Energy Centers in February and November 2014, respectively, the acquisition of Champion Energy in October 2015, the commencement of commercial operations at our Garrison Energy Center in June 2015 and the completion of our Deer Park and Channel Energy Center expansions in June 2014.

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

Interest expense decreased by $17 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a decrease in our annual effective interest rate on our consolidated debt, excluding the impacts of capitalized interest and mark-to-market gains (losses) on interest rate swaps, to 5.5% for the year ended December 31, 2015, from 5.9% for the year ended December 31, 2014. The issuance of our Senior Unsecured Notes in July 2014 and February 2015 and our 2022 First Lien Term Loan in May 2015 allowed us to reduce our overall cost of debt by replacing a portion of our 2023 First Lien Notes and all of our 2018 First Lien Term Loans with debt carrying lower interest rates.

Debt modification and extinguishment costs for the year ended December 31, 2015, consisted of $26 million in debt extinguishment costs in connection with the repurchases of approximately $267 million of our 2023 First Lien Notes, which is comprised of $22 million of prepayment penalties and $4 million associated with the write-off of deferred financing costs and

$13 million in debt modification costs related to the issuance of our 2022 First Lien Term Loan in May 2015. Debt extinguishment costs for the year ended December 31, 2014, consisted primarily of $340 million related to the prepayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes, which is comprised of $306 million of prepayment penalties and $34 million associated with the write-off of unamortized debt discount and deferred financing costs.

During the year ended December 31, 2015, we recorded income tax benefit of $76 million compared to income tax expense of $22 million for the year ended December 31, 2014. The favorable year-over-year change primarily resulted from a legal entity restructuring completed in 2015 that resulted in a partial release of our valuation allowance associated with our NOLs as well as the recognition of a future tax benefit related to a tax credit associated with our capital expenditures.

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
Commodity revenue, net of Commodity expense, increased $214 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to:

+
the net year-over-year impact of our portfolio management activities, including the commencement of commercial operations at our Russell City and Los Esteros power plants during the third quarter of 2013, the acquisition of Guadalupe Energy Center in February 2014, the completion of the expansions of our Deer Park and Channel Energy Centers in June 2014 and the sale of six power plants with a total capacity of 3,498 MW in our East segment in July 2014,

+
running some of our dual-fueled power plants in the East on fuel oil during the first quarter of 2014 rather than natural gas when the relative cost of consuming fuel oil was lower than natural gas and

+	stronger market conditions resulting in higher on-peak Spark Spreads in the West during 2014 compared to 2013; partially offset by

–
the expiration of a tolling contract associated with our Delta Energy Center in December 2013 and a PPA associated with our Osprey Energy Center in May 2014 partially offset by a new PPA associated with our Osprey Energy Center effective in October 2014 and

–	lower regulatory capacity revenue in PJM during the second half of 2014.

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
Commodity Margin by Segment for the Years Ended December 31, 2015 and 2014
The following tables show our Commodity Margin and related operating performance metrics by segment for the years ended December 31, 2015 and 2014 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate.

West:	2015	2014	Change	% Change
Commodity Margin (in millions)	$1,106	$1,050	$56	5
Commodity Margin per MWh generated	$31.75	$30.71	$1.04	3

MWh generated (in thousands)	34,836	34,195	641	2
Average availability	89.2%	92.9%	(3.7)%	(4)
Average total MW in operation	7,475	7,524	(49)	(1)
Average capacity factor, excluding peakers	56.8%	55.4%	1.4%	3
Steam Adjusted Heat Rate	7,320	7,314	(6)	—
West — Commodity Margin in our West segment increased by $56 million, or 5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to:

+	higher contribution from hedges,

+	a 2% increase in generation from our power plants resulting from a decrease in hydroelectric generation in the Pacific Northwest and

+	higher contractual REC revenues associated with our Geysers Assets resulting from more favorable REC pricing in 2015, partially offset by

–	lower power prices and on-peak Spark Spreads resulting from lower natural gas prices,

–	a wildfire in northern California in September 2015 which negatively impacted our Geysers Assets and

–	the expiration of the operating lease related to the Greenleaf power plants in June 2015.

Texas:	2015	2014	Change	% Change
Commodity Margin (in millions)	$736	$760	$(24)	(3)
Commodity Margin per MWh generated	$15.37	$19.65	$(4.28)	(22)

MWh generated (in thousands)	47,873	38,678	9,195	24
Average availability	89.4%	90.5%	(1.1)%	(1)
Average total MW in operation	9,191	8,856	335	4
Average capacity factor, excluding peakers	59.5%	49.9%	9.6%	19
Steam Adjusted Heat Rate	7,089	7,203	114	2
Texas — Commodity Margin in our Texas segment decreased by $24 million, or 3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to:

–	lower contribution from summer hedges partially offset by the positive impact from hedging through our retail subsidiary beginning in the fourth quarter of 2015 and

–	lower on-peak Spark Spreads despite higher Market Heat Rates resulting from lower natural gas prices, partially offset by

+	a 24% increase in generation from our power plants resulting from higher off-peak Spark Spreads and lower natural gas prices that drove lower system-wide coal-fired generation from our competitors and

+
a full year of operation in 2015 of our 1,000 MW Guadalupe Energy Center (which was acquired in February 2014) and our Deer Park and Channel Energy Center expansions (which were completed in June 2014).

East:	2015	2014	Change	% Change
Commodity Margin (in millions)	$944	$949	$(5)	(1)
Commodity Margin per MWh generated	$32.06	$34.21	$(2.15)	(6)

MWh generated (in thousands)	29,441	27,744	1,697	6
Average availability	89.0%	89.2%	(0.2)%	—
Average total MW in operation	9,119	10,272	(1,153)	(11)
Average capacity factor, excluding peakers	48.8%	40.0%	8.8%	22
Steam Adjusted Heat Rate	7,663	7,721	58	1
East — Commodity Margin in our East segment increased by $76 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, after excluding a decrease of $81 million resulting from the sale of six power plants with a total capacity of 3,498 MW on July 3, 2014, primarily due to:

+	higher contribution from hedges,

+
a full year of operation in 2015 of our 731 MW Fore River Energy Center which was acquired in November 2014 and the commencement of commercial operations at our 309 MW Garrison Energy Center in June 2015,

+	a 6% increase in generation from our power plants resulting from lower natural gas prices that drove lower system-wide coal-fired generation from our competitors and

+	the positive impact of a new contract for our Osprey Energy Center which became effective in the fourth quarter of 2014, partially offset by

–
a significant decrease in power and natural gas prices in the first quarter of 2015 compared to the prior year period, given the unusually high price levels experienced during the polar vortex events in the first quarter of 2014 and

–	lower regulatory capacity revenue in PJM during the first five months of 2015, partially offset by higher regulatory capacity revenue in PJM during the remaining seven months of 2015.
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
West — Commodity Margin in our West segment increased by $30 million, or 3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to:

+	a full year of operation in 2014 of our contracted 464 MW Russell City and 309 MW Los Esteros power plants, which commenced commercial operations in August 2013 and

+	higher on-peak Spark Spreads resulting from stronger market conditions due to warmer weather and lower hydroelectric generation, partially offset by

–	the expiration of a tolling contract associated with our Delta Energy Center in December 2013 and

–	lower contribution from hedges.

Texas:	2014	2013	Change	% Change
Commodity Margin (in millions)	$760	$632	$128	20
Commodity Margin per MWh generated	$19.65	$18.95	$0.70	4

MWh generated (in thousands)	38,678	33,343	5,335	16
Average availability	90.5%	89.8%	0.7%	1
Average total MW in operation	8,856	7,784	1,072	14
Average capacity factor, excluding peakers	49.9%	48.9%	1.0%	2
Steam Adjusted Heat Rate	7,203	7,198	(5)	—
Texas — Commodity Margin in our Texas segment increased by $128 million, or 20%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to:

+	the acquisition of our 1,000 MW Guadalupe Energy Center on February 26, 2014 and the expansions of our Deer Park and Channel Energy Centers which were completed in June 2014,

+	stronger market conditions resulting from higher on-peak Spark Spreads during the first quarter of 2014 compared to the same period in 2013 and

+	higher contribution from hedges.

East:	2014	2013	Change	% Change
Commodity Margin (in millions)	$949	$916	$33	4
Commodity Margin per MWh generated	$34.21	$28.49	$5.72	20

MWh generated (in thousands)	27,744	32,157	(4,413)	(14)
Average availability	89.2%	93.0%	(3.8)%	(4)
Average total MW in operation	10,272	12,012	(1,740)	(14)
Average capacity factor, excluding peakers	40.0%	38.7%	1.3%	3
Steam Adjusted Heat Rate	7,721	7,663	(58)	(1)
East — Commodity Margin in our East segment increased by $104 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, after excluding a decrease of $71 million resulting from the sale of six power plants with a total capacity of 3,498 MW on July 3, 2014, primarily due to:

+	higher margins resulting from stronger market conditions due to colder than normal weather during the first quarter of 2014,

+	higher Commodity Margin from our dual-fueled plants during the first quarter of 2014 when the relative cost of consuming fuel oil was lower than natural gas and

+
higher market Spark Spreads realized by our Mid-Atlantic power plants, which benefited from low natural gas prices due to the locational advantage that allows these power plants access to discounted Marcellus natural gas, partially offset by

–	lower contribution from hedges,

–	the net effect of the expiration of a previously existing PPA associated with our Osprey Energy Center in May 2014 and a new PPA that began in October 2014 and

–	lower regulatory capacity revenue in PJM during the second half of 2014.

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
The tables below provide a reconciliation of Adjusted EBITDA to our income from operations on a segment basis and to net income attributable to Calpine on a consolidated basis for years ended December 31, 2015, 2014 and 2013 (in millions).

	2015
	West	Texas	East	Consolidation and Elimination	Total
Net income attributable to Calpine					$235
Net income attributable to the noncontrolling interest					14
Income tax benefit					(76)
Debt modification and extinguishment costs and other (income) expense, net					58
Interest expense, net of interest income					624
Income from operations	$528	$2	$324	$1	$855
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	244	204	184	—	632
Major maintenance expense	86	103	79	—	268
Operating lease expense	4	—	26	—	30
Mark-to-market (gain) loss on commodity derivative activity	(121)	147	87	—	113
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(24)	—	34	—	10
Stock-based compensation expense	10	10	6	—	26
Loss on dispositions of assets	3	9	4	—	16
Contract amortization	—	4	16	—	20
Other	5	2	—	(1)	6
Total Adjusted EBITDA	$735	$481	$760	$—	$1,976

	2014
	West	Texas	East(3)	Consolidation and Elimination	Total
Net income attributable to Calpine					$946
Net income attributable to the noncontrolling interest					15
Income tax expense					22
Debt extinguishment costs and other (income) expense, net					367
Interest expense, net of interest income					639
Income from operations	$549	$329	$1,111	$—	$1,989
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	240	191	167	—	598
Major maintenance expense	64	91	79	—	234
Operating lease expense	8	—	26	—	34
Mark-to-market gain on commodity derivative activity	(172)	(114)	(56)	—	(342)
Impairment losses	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(24)	—	29	—	5
Stock-based compensation expense	12	14	10	—	36
Loss on dispositions of assets	1	—	—	—	1
Contract amortization	—	—	14	—	14
Other	—	3	7	—	10
Total Adjusted EBITDA	$678	$514	$757	$—	$1,949

	2013
	West	Texas	East(3)	Consolidation and Elimination	Total
Net income attributable to Calpine					$14
Net income attributable to the noncontrolling interest					4
Income tax expense					2
Debt extinguishment costs and other (income) expense, net					164
Interest expense, net of interest income					690
Income from operations	$280	$190	$403	$1	$874
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	225	165	204	(1)	593
Major maintenance expense	70	96	58	—	224
Operating lease expense	9	—	26	—	35
Mark-to-market (gain) loss on commodity derivative activity	62	(24)	(24)	—	14
Impairment losses	16	—	—	—	16
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(13)	—	27	—	14
Stock-based compensation expense	12	13	11	—	36
Loss on dispositions of assets	2	1	1	—	4
Contract amortization	—	—	14	—	14
Other	13	—	(7)	—	6
Total Adjusted EBITDA	$676	$441	$713	$—	$1,830
 _____________

(1)	Depreciation and amortization expense in the income from operations calculation on our Consolidated Statements of Operations excludes amortization of other assets.

(2)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include (gain) loss on mark-to-market activity of nil for each of the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Our East segment includes Adjusted EBITDA of $43 million and $88 million for the years ended December 31, 2014 and 2013, respectively, related to the six power plants in our East segment that were sold in July 2014.

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
Liquidity
The following table provides a summary of our liquidity position at December 31, 2015 and 2014 (in millions):

	2015	2014
Cash and cash equivalents, corporate(1)	$850	$460
Cash and cash equivalents, non-corporate	56	257
Total cash and cash equivalents	906	717
Restricted cash	228	244
Corporate Revolving Facility availability(2)	1,184	1,277
CDHI letter of credit facility availability	59	86
Total current liquidity availability	$2,377	$2,324
____________

(1)
Includes $35 million and $47 million of margin deposits posted with us by our counterparties at December 31, 2015 and 2014, respectively. See Note 9 of the Notes to Consolidated Financial Statements for further information related to our collateral.

(2)
On February 8, 2016, we amended our Corporate Revolving Facility, extending the maturity by two years to June 27, 2020, and increasing the capacity by an additional $178 million to $1,678 million through June 27, 2018, reverting back to $1,520 million through the maturity date. Further, we increased the letter of credit sublimit by $250 million to $1.0 billion and extended the maturity by two years to June 27, 2020.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of December 31, 2015, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $217 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $117 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at December 31, 2015, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $44 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by $36 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The Corporate Revolving Facility represents our primary revolving facility. The table below represents amounts issued under our letter of credit facilities at December 31, 2015 and 2014 (in millions):

	2015	2014
Corporate Revolving Facility	$316	$223
CDHI	241	214
Various project financing facilities	198	207
Total	$755	$644
Major Maintenance and Capital Spending
Our major maintenance and capital spending remains an important part of our business. Our expected expenditures for 2016 are as follows (in millions):

2016
Major maintenance expense	$270
Capital expenditures, operations, net	140
Growth related capital expenditures	285
Total major maintenance expense and capital spending	$695
Wildfire at our Geysers Assets
In September 2015, a wildfire spread to our Geysers Assets in Lake and Sonoma Counties, California, affecting five of our 14 power plants in the region which sustained damage to ancillary structures such as cooling towers and communication/

electric deliverability infrastructure. The wildfire was subsequently contained and our Geysers Assets are generating renewable power for our customers at approximately three-quarters of the normal operating capacity. We expect our insurance program to cover repair and replacement costs as well as our net revenue losses after deductibles are met. As a result, we do not anticipate that the wildfire will have a material impact on our financial condition, results of operations or cash flows. Further, once repairs are completed, we expect generation capacity at our Geyser Assets to be restored to pre-fire levels.
NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2015, our consolidated federal NOLs totaled approximately $6.9 billion. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of our NOLs.
Cash Flow Activities
The following table summarizes our cash flow activities for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Beginning cash and cash equivalents	$717	$941	$1,284
Net cash provided by (used in):
Operating activities	863	854	549
Investing activities	(841)	(84)	(593)
Financing activities	167	(994)	(299)
Net increase (decrease) in cash and cash equivalents	189	(224)	(343)
Ending cash and cash equivalents	$906	$717	$941
2015 — 2014
Net Cash Provided By Operating Activities
Cash provided by operating activities for the year ended December 31, 2015, was $863 million compared to $854 million for the year ended December 31, 2014. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $59 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants, impairment losses, gain on sale of assets, net and mark-to-market activity. The increase in income from operations was primarily driven by a $94 million increase in Commodity revenue, net of Commodity expense, excluding non-cash amortization of purchased intangible assets, partially offset by a $49 million increase in plant operating expense for the year ended December 31, 2015 compared to the year ended December 31, 2014. See “Results of Operations for the Years Ended December 31, 2015 and 2014” above for further discussion of these changes.

•
Working capital employed — Working capital employed increased by $331 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, after adjusting for changes in debt, restricted cash and mark-to-market related balances which did not impact cash provided by operating activities. The increase was primarily due to the change in net margining requirements for the year ended December 31, 2015, compared to the year ended December 31, 2014.

•
Debt modification and extinguishment payments — Cash paid for debt modification and extinguishment decreased $276 million to $34 million during the year ended December 31, 2015, from $310 million for the year ended December 31, 2014. During the year ended December 31, 2015, we made cash payments of $13 million related to issuance costs associated with our 2022 First Lien Term Loan and cash payments of $21 million related to the repayment of a portion of our 2023 First Lien Notes, as compared to $310 million during the year ended December 31, 2014, which was associated with the repayment of our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes and a portion of our 2023 First Lien Notes.

Net Cash Used In Investing Activities
Cash used in investing activities for the year ended December 31, 2015, was $841 million compared to $84 million for the year ended December 31, 2014. The increase was primarily due to:

•
Proceeds from the sale of power plants, interests and other — During the year ended December 31, 2014, we received proceeds of approximately $1.57 billion related to the completion of the sale of six power plants in our East segment. There was no similar activity during the year ended December 31, 2015.

•
Purchase of Champion Energy, Fore River and Guadalupe Energy Centers — During the year ended December 31, 2015, we purchased the retail electric provider Champion Energy for $296 million compared to the purchase of two natural gas-fired, combined-cycle power plants located in North Weymouth, Massachusetts and Guadalupe County, Texas for $541 million and $656 million, respectively, during the year ended December 31, 2014.

•
Capital expenditures — Capital expenditures for the year ended December 31, 2015, were $565 million, an increase of $73 million, compared to expenditures of $492 million for the year ended December 31, 2014. The increase was primarily due to higher expenditures on construction projects and outages during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Net Cash Provided By (Used In) Financing Activities
Cash provided by financing activities for the year ended December 31, 2015, was $167 million compared to cash used in financing activities of $994 million for the year ended December 31, 2014. The increase was primarily due to:

•
First Lien Term Loans — During the year ended December 31, 2015, we received proceeds of approximately $1.6 billion from the issuance of the 2022 First Lien Term Loan which was used to repay the 2018 First Lien Term Loan of $1.6 billion. In addition, we received proceeds of approximately $545 million from the issuance of the 2023 First Lien Term Loan which is intended to be used, together with operating cash on hand, to fund the acquisition of Granite Ridge Energy Center, to repay project and corporate debt and for general corporate purposes. There was no similar activity during the year ended December 31, 2014.

•
CCFC refinancing — During the year ended December 31, 2014, we received proceeds of $420 million under the CCFC Term Loans, which were used to fund a portion of the purchase price paid in connection with the acquisition of the Guadalupe Energy Center. There was no similar activity during the year ended December 31, 2015.

•
First Lien Notes and Senior Unsecured Notes — During the year ended December 31, 2015, we received proceeds of $650 million from the issuance of the 2024 Senior Unsecured Notes which were used to replenish cash on hand used for the acquisition of Fore River Energy Center in the fourth quarter of 2014, to repurchase $147 million of our 2023 First Lien Notes and for general corporate purposes. In addition, we redeemed $120 million of our 2023 First Lien Notes. During the year ended December 31, 2014, we received proceeds of $2.8 billion from the issuance of Senior Unsecured Notes, which were used to repurchase our 2019 First Lien Notes, 2020 First Lien Notes and 2021 First Lien Notes of $2.8 billion and we repurchased $120 million of our 2023 First Lien Notes.

•
Stock repurchases — During the year ended December 31, 2015, we made payments of $529 million to repurchase our common stock compared to $1.1 billion during the year ended December 31, 2014. The decrease is primarily due to the repurchase of $311 million of common stock from a shareholder in a private transaction during the year ended December 31, 2014.

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

Counterparties and Customers
Our counterparties primarily consist of four categories of entities who participate in the energy markets: financial institutions and trading companies; regulated utilities, municipalities, cooperatives, ISOs and other retail power suppliers; oil, natural gas, chemical and other energy-related industrial companies; and commercial, industrial and residential retail customers. We have exposure to trends within the energy industry, including declines in the creditworthiness of our counterparties. We have concentrations of credit risk with a few of our wholesale customers relating to our sales of power and steam and our hedging, optimization and trading activities. Currently, certain of our counterparties within the energy industry have below investment grade credit ratings. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements.
Credit Considerations
Our credit rating has, among other things, generally required us to post significant collateral with our hedging counterparties. Our collateral is generally in the form of cash deposits, letters of credit or first liens on our assets. See also Note 9 of the Notes to Consolidated Financial Statements for our use of collateral. Our credit rating reduces the number of hedging counterparties willing to extend credit to us and reduces our ability to negotiate more favorable terms with them. However, we believe that we will continue to be able to work with our hedging counterparties to execute beneficial hedging transactions and provide adequate collateral. At December 31, 2015, our First Lien Notes, First Lien Term Loans, Corporate Revolving Facility, Senior Unsecured Notes and our corporate rating had the following ratings and commentary from Standard and Poor’s and Moody’s Investors Service:

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
Some of our unconsolidated equity method investments have debt that is not reflected on our Consolidated Balance Sheets. As of December 31, 2015, our equity method investees (Greenfield LP and Whitby) had aggregate debt outstanding of $269 million. Based on our pro rata share of each of the investments, our share of such debt would be approximately $135 million. All such debt is non-recourse to us. See Note 5 of the Notes to Consolidated Financial Statements for additional information on our investments.
Guarantee Commitments — As part of our normal business operations, we enter into various agreements providing, or otherwise arranging, financial or performance assurance to third parties on behalf of our subsidiaries in the ordinary course of such subsidiaries’ respective business. Such arrangements include guarantees, standby letters of credit and surety bonds for power and natural gas purchase and sale arrangements and contracts associated with the development, construction, operation and maintenance of our fleet of power plants. These arrangements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. Our primary commercial obligations as of December 31, 2015, are as follows (in millions):

	Amounts of Commitment Expiration per Period
Guarantee Commitments	2016	2017	2018	2019	2020	Thereafter	Total Amounts Committed
Guarantee of subsidiary debt(1)	$36	$26	$31	$30	$30	$118	$271
Standby letters of credit(2)(3)(5)	656	40	—	21	—	38	755
Surety bonds(4)(5)(6)	—	—	—	—	—	5	5
Total	$692	$66	$31	$51	$30	$161	$1,031
 ___________

(1)	Represents Calpine Corporation guarantees of certain power plant capital leases and related interest. All guaranteed capital leases are recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above represent those disclosed in Note 6 of the Notes to Consolidated Financial Statements.

(3)
Letters of credit are renewed annually and as such all amounts are reflected in the year of letter of credit expiration. The related commercial obligations extend for multiple years, therefore, renewal of the letter of credit will likely follow the term of the associated commercial obligation.

(4)	The majority of surety bonds do not have expiration or cancellation dates.

(5)	These are contingent off balance sheet obligations.

(6)	As of December 31, 2015, no cash collateral is outstanding related to these bonds.
Contractual Obligations — Our contractual obligations as of December 31, 2015, are as follows (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$432	$51	$100	$82	$199
Purchase obligations:
Turbine commitments	$87	$62	$25	$—	$—
Commodity purchase obligations(2)	1,332	255	269	180	628
LTSA	183	19	45	44	75
Cost to complete construction projects	313	260	53	—	—
Parts supply agreements(3)	591	97	151	157	186
Other purchase obligations(4)	593	54	86	80	373
Total purchase obligations	$3,099	$747	$629	$461	$1,262
Debt	$12,120	$222	$444	$2,990	$8,464
Other contractual obligations:
Interest payments on debt(5)	$4,134	$569	$1,206	$1,103	$1,256
Liability for uncertain tax positions	28	1	21	3	3
Interest rate swap agreement(5)	92	38	40	11	3
Total other contractual obligations	$4,254	$608	$1,267	$1,117	$1,262
 ___________

(1)	Included in the total are future minimum payments for power plant, office, land and other operating leases. See Note 15 of the Notes to Consolidated Financial Statements for more information.

(2)
The amounts presented here include contracts for the purchase, transportation or storage of commodities accounted for as executory contracts and therefore not recognized as liabilities on our Consolidated Balance Sheet.

(3)	Our parts supply agreements are generally cancelable upon payment of an insubstantial termination fee.

(4)	The amounts presented here include water agreements, maintenance agreements and other purchase obligations.

(5)	Amounts are projected based upon interest rates at December 31, 2015.
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

RISK MANAGEMENT AND COMMODITY ACCOUNTING
Our commercial hedging and optimization strategies are designed to maximize our risk-adjusted Commodity Margin by leveraging our knowledge, experience and fundamental views on natural gas and power. We actively manage our risk exposures with a variety of physical and financial instruments with varying time horizons. These instruments include PPAs, tolling arrangements, Heat Rate swaps and options, load sales, steam sales, buying and selling standard physical products, buying and selling exchange traded instruments, buying and selling environmental and capacity products, natural gas transportation and storage arrangements, electric transmission service and other contracts for the sale and purchase of power products. We utilize these instruments to maximize the risk-adjusted returns for our Commodity Margin. On October 1, 2015, we completed the acquisition of Champion Energy, a leading retail electric provider, which also provides us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
We conduct our hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk estimates and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions that lock in a margin. We also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Changes in fair value of commodity positions that do not qualify for or we do not elect either hedge accounting or the normal purchase normal sale exemption are recognized currently in earnings and are separately stated on our Consolidated Statements of Operations in mark-to-market gain/loss as a component of operating revenues (for power and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas, power, environmental product and fuel oil contracts, swaps and options). Our future hedged status and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, senior management and Board of Directors.
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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate swaps. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $2.0 billion at December 31, 2015, when compared to approximately $2.5 billion at December 31, 2014, and our derivative liabilities have remained unchanged at approximately $2.2 billion at both December 31, 2015 and 2014. The fair value of our level 3 derivative assets and liabilities at December 31, 2015 represent a small portion of our total assets and liabilities measured at fair value (approximately 2% and 4%, respectively). During the fourth quarter of 2015, we reclassified balances related to long-term deals previously accounted for as derivative contracts to other assets following the election of the normal purchase normal sales exemption and the discontinuance of derivative accounting treatment as of the date of this election. See Note 7 of the Notes to Consolidated Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2015, through December 31, 2015, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2015	$381	$(110)	$271
Items recognized or otherwise settled during the period(1)(2)	(257)	43	(214)
Fair value attributable to new contracts	125	—	125
Changes in fair value attributable to price movements	161	(22)	139
Changes in fair value attributable to nonperformance risk	(1)	—	(1)
Other changes in fair value(3)	(516)	—	(516)
Fair value of contracts outstanding at December 31, 2015(4)	$(107)	$(89)	$(196)
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $359 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Statements of Operations) and $102 million related to current period gains from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $40 million related to realized losses from settlements of designated cash flow hedges and $3 million related to realized losses from settlements of undesignated interest rate swaps (represents a portion of interest expense as reported on our Consolidated Statements of Operations).

(3)
Includes $277 million in losses (net of hedge terminations) related to wholesale hedges acquired from Champion Energy and the reclassification of $239 million in previously recognized gains to other assets following the election of the normal purchase normal sales exemption and the discontinuance of derivative accounting treatment as of the date of this election.

(4)	Net commodity and interest rate derivative assets and liabilities reported in Notes 7 and 8 of the Notes to Consolidated Financial Statements.
The change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in cash for option premiums paid or collected, in OCI, net of tax for cash flow hedges, or on our Consolidated Statements of Operations as a component (gain or loss) in earnings.
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Realized gain (loss)(1)(2)
Commodity derivative instruments	$450	$110	$86
Total realized gain (loss)	$450	$110	$86

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$(113)	$342	$(14)
Interest rate swaps	3	11	2
Total mark-to-market gain (loss)	$(110)	$353	$(12)
Total activity, net	$340	$463	$74
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of derivative activity related the acquisition of Champion Energy.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	2015	2014	2013
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues(1)	$528	$384	$(119)
Derivatives contracts included in fuel and purchased energy expense(1)	(191)	68	191
Interest rate swaps included in interest expense	3	11	2
Total activity, net	$340	$463	$74
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.
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
The net fair value of outstanding derivative commodity instruments at December 31, 2015, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2016	2017-2018	2019-2020	After 2020	Total
Prices actively quoted	$133	$(1)	$—	$—	$132
Prices provided by other external sources	(125)	(96)	(15)	—	(236)
Prices based on models and other valuation methods	(6)	4	(1)	—	(3)
Total fair value	$2	$(93)	$(16)	$—	$(107)
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
The table below presents the high, low and average of our daily VAR for the years ended December 31, 2015 and 2014 (in millions):

	2015	2014
Year ended December 31:
High	$51	$58
Low	$17	$22
Average	$26	$33
As of December 31	$19	$29
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
Since the fourth quarter of 2012, the forward commodity markets have experienced a decrease in participation of counterparties in the marketplace with which we transact our hedging activities. Although this occurrence has not had a material adverse impact on our results of operations or financial condition, should these conditions persist, it could decrease our ability to hedge our forward commodity price risk and create incremental volatility in our earnings. On October 1, 2015, we completed the acquisition of Champion Energy, a leading retail electric provider, which also provides us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
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
We have concentrations of credit risk with a few of our wholesale customers relating to our sales of power and steam and our hedging, optimization and trading activities. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at December 31, 2015, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of December 31, 2015)	2016	2017-2018	2019-2020	After 2020	Total
Investment grade	$14	$(91)	$(16)	$—	$(93)
Non-investment grade	(2)	(1)	(1)	—	(4)
No external ratings	(10)	(1)	1	—	(10)
Total fair value	$2	$(93)	$(16)	$—	$(107)
Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. The following table summarizes the contract terms as well as the fair values of our debt instruments exposed to interest rate risk as of December 31, 2015. All outstanding balances and fair market values are shown gross of applicable premium or discount, if any (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value December 31, 2015
Debt by Maturity Date:
Fixed Rate	$14	$7	$7	$8	$8	$5,301	$5,345	$5,037
Average Interest Rate	4.7%	6.5%	6.5%	6.6%	6.5%	5.9%
Variable Rate	$168	$175	$185	$1,584	$1,337	$3,027	$6,476	$6,255
Average Interest Rate(1)	3.1%	3.7%	4.1%	4.5%	4.8%	5.6%
 ____________

(1)	Projection based upon forward LIBOR rates inferred from spot rates at December 31, 2015.
Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate swaps are validated based upon external quotes. Our interest rate swaps are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate swaps expose us to any significant credit risk. Holding all other factors constant, we estimate that a

10% decrease in interest rates would result in a change in the fair value of our interest rate swaps hedging our variable rate debt of approximately $(6) million at December 31, 2015.

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
Acquisitions of Assets and Liabilities
U.S. GAAP requires that the purchase price for an acquisition, such as the acquisition of Champion Energy, be assigned and allocated to the individual assets and liabilities based upon their fair value. Generally, the amount recorded in the financial statements for an acquisition is the purchase price (value of the consideration paid), but a purchase price that exceeds the fair value of the assets acquired can result in the recognition of goodwill. In addition to the potential for the recognition of goodwill, differing fair values will impact the allocations of the purchase price to the individual assets and liabilities and can impact the gross amount and classification of assets and liabilities recorded on our Consolidated Balance Sheet and can impact the timing and the amount of depreciation expense recorded in any given period. We utilize our best effort to make our determinations and review all information available including estimated future cash flows and prices of similar assets when making our best estimate. We also may hire independent appraisers to help us make this determination as we deem appropriate under the circumstances.
Accounting for Derivative Instruments
We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption. For transactions in which we elect the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Statements of Operations until the period of delivery. Revenues and expenses derived from instruments that qualified for hedge accounting or represent an economic hedge are recorded in the same financial statement line item as the item being hedged. Hedge accounting requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We present the cash flows from our derivatives in the same category as the item being hedged (or economically hedged) within operating activities on our Consolidated Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.
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
Derivatives Not Designated as Hedging Instruments — We enter into power, natural gas, interest rate, environmental product and fuel oil transactions that primarily act as economic hedges to our asset and interest rate portfolio, but either do not qualify as hedges under the hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected. Changes in fair value of commodity derivatives not designated as hedging instruments are recognized currently in earnings and are separately stated on our Consolidated Statements of Operations in mark-to-market gain/loss as a component of operating revenues (for power and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas, power, environmental product and fuel oil contracts, swaps and options). Changes in fair value of interest rate derivatives not designated as hedging instruments are recognized currently in earnings as interest expense.
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

Unconsolidated VIEs
We have a 50% partnership interest in Greenfield LP and in Whitby. Greenfield LP and Whitby are also VIEs; however, we do not have the power to direct the most significant activities of these entities and therefore do not consolidate them. We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Balance Sheets. Our equity interest in the net income from Greenfield LP and Whitby for the years ended December 31, 2015, 2014 and 2013, are recorded in (income) from unconsolidated investments in power plants.
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

When we believe an impairment condition may exist on specifically identifiable finite-lived intangibles or an investment, we must estimate their fair value to determine the amount of any impairment loss. Significant judgment is required in determining fair value as discussed above in “— Fair Value Measurements.”
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
As of December 31, 2015, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.9 billion, which expire between 2024 and 2033, and NOL carryforwards in 21 states and the District of Columbia totaling approximately $4.1 billion, which expire between 2016 and 2035, substantially all of which are offset with a full valuation allowance. We also have approximately $655 million in foreign NOLs, which expire between 2026 and 2035, of which a portion is offset with a valuation allowance. The NOL carryforwards available are subject to limitations on their annual usage. Under federal and applicable state income tax laws, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the taxing authorities.
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions, multistate taxation of operations and segregation of foreign and domestic income and expense to avoid double taxation. We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. We reverse a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The determination and calculation of uncertain tax positions involves significant judgment in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations. As of December 31, 2015, we had $58 million of unrecognized tax benefits from uncertain tax positions.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. On October 1, 2015 and as further discussed in Note 3 of the Notes to Consolidated Financial Statements, we completed the acquisition of Champion Energy which represented approximately 4% of total assets and 4% of revenues of our related consolidated financial statement amounts as of and for the year ended December 31, 2015. We have elected to exclude Champion Energy’s operations from our assessment of internal control over financial reporting as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On February 8, 2016, we amended our Corporate Revolving Facility (the “Amendment”), extending the maturity by two years to June 27, 2020, and increasing the capacity by an additional $178 million to $1,678 million through June 27, 2018, reverting back to $1,520 million through the maturity date. Further, we increased the letter of credit sublimit by $250 million to $1.0 billion and extended the maturity by two years to June 27, 2020.
This description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.1.19.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Identification of Executive Officers
Set forth in the table below is a list of our executive officers, together with certain biographical information, including their ages as of the date of this Report:

Name	Age	Position
Jack A. Fusco	53	Executive Chairman
John B. (Thad) Hill III	48	President and Chief Executive Officer
Zamir Rauf	56	Executive Vice President and Chief Financial Officer
W. Thaddeus Miller	65	Executive Vice President, Chief Legal Officer and Secretary
W.G. (Trey) Griggs, III	45	Executive Vice President and Chief Commercial Officer
Tom Webb	61	Executive Vice President, Power Operations
Jeff Koshkin	41	Senior Vice President and Chief Accounting Officer
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
John B. (Thad) Hill III has served as our President and Chief Executive Officer and as a member of our Board of Directors since May 14, 2014. He previously served as our President and Chief Operating Officer from December 2012, as our Executive Vice President and Chief Operating Officer from November 2010 to December 2012 and as our Executive Vice President and Chief Commercial Officer from September 2008 to November 2010. Prior to joining the Company, Mr. Hill served as Executive Vice President of NRG Energy, Inc. from February 2006 to September 2008 and President of NRG Texas LLC from December 2006 to September 2008. Prior to joining NRG Energy, Inc., Mr. Hill was Executive Vice President of Strategy and Business Development at Texas Genco LLC from 2005 to 2006. From 1995 to 2005, Mr. Hill was with Boston Consulting Group, Inc., where he rose to Partner and Managing Director and led the North American energy practice, serving companies in the power and natural gas sectors with a focus on commercial and strategic issues. Mr. Hill received his Bachelor of Arts degree from Vanderbilt University and a Master of Business Administration degree from the Amos Tuck School of Dartmouth College.
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

W.G. (Trey) Griggs, III joined Calpine in June 2015 as its Executive Vice President and Chief Commercial Officer. In this role, he leads Calpine’s trading, origination, development and commercial analytics groups. Previously Mr. Griggs was a Managing Director at Goldman Sachs & Co., leading its North American Energy Risk Management Franchise activities and its Houston Trading Office beginning in 2011. Prior to that, he served in various roles with Goldman Sachs’ commodities group in New York. From 1995-2000, he was an attorney at law firms in Houston and Greenville, S.C. Mr. Griggs holds an MBA from the Wharton School of the University of Pennsylvania, a Juris Doctorate from University of Houston School of Law, and a Bachelor of Arts degree from Vanderbilt University.
Tom Webb was named Interim Executive Vice President, Power Operations, in August 2015. Previously, he served as Interim Senior Vice President, Power Operations at Calpine from 2009 to 2010. From 2002 to 2008, Mr. Webb served as a power industry consultant, specializing in power production. He was Executive Vice President, Operations and Assets for Texas Genco from 2004 to 2006 and Senior Vice President, Orion Power Holdings from 1998 to 2002. Prior to that, he held a variety of management positions with Pacific Gas and Electric mostly related to power plant operations management. Mr. Webb earned a Bachelor of Science degree in Mechanical Engineering from California Polytechnic State University and a Master of Business Administration degree from Saint Mary’s College. He is also a Registered Professional Engineer in California.
Jeff Koshkin has served as Calpine’s Senior Vice President and Chief Accounting Officer since August 1, 2015. He joined Calpine in December 2008 and has served in a number of leadership roles including the Controller of Commercial Operations and Controller of Corporate and Plant Accounting, as well as in interim roles heading Financial Planning and Analysis and as Chief Risk Officer. Prior to Calpine, Mr. Koshkin was a Senior Manager in the Regulatory and Capital Markets practice for Deloitte and Touche, LLP. He holds a master’s degree in Professional Accounting from the University of Texas at Austin. Mr. Koshkin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.
The remaining information required by this Item is incorporated herein by reference to the sections entitled “Board Meetings and Board Committee Information — Committees and Committee Charters” and “ — Audit Committee,” “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters — Code of Conduct and Ethics” in our proxy statement for the 2016 annual meeting of stockholders to be held on May 11, 2016 (the “Proxy Statement”).

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
Information required by this Item is incorporated herein by reference to the sections entitled “Proposal 2 — To Ratify the Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2016” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

Page
(a)-1. Financial Statements and Other Information
Calpine Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm	102
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	103
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	104
Consolidated Balance Sheets at December 31, 2015 and 2014	105
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	106
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	107
Notes to Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013	109
(a)-2. Financial Statement Schedule
Calpine Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts	151
(b) Exhibits

Exhibit Number	Description
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

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on February 1, 2008).

3.2	Amended and Restated Bylaws of the Company (as amended through May 13, 2015) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2015).

4.1
Indenture, dated January 14, 2011, among Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, as trustee, including the form of the 7.875% senior secured notes due 2023 (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on January 14 , 2011).

4.2
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

Exhibit Number	Description
4.6
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

4.7
Indenture dated as of October 31, 2013, for the senior secured notes due 2022 among each of Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 31, 2013).

4.8
Indenture dated as of October 31, 2013, for the senior secured notes due 2024 among each of Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 31, 2013).

4.9
Indenture, dated July 8, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3ASR filed with the SEC on July 8, 2014).

4.10
First Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2023 Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.11
Second Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2025 Notes (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.12	Form of 2023 Note (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.13	Form of 2025 Note (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.14
Third Supplemental Indenture, dated as of February 3, 2015, between the Company and the Trustee, governing the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

4.15	Form of 2024 Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

10.1	Financing Agreements.

10.1.1
Credit Agreement, dated as of December 10, 2010, among Calpine Corporation, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, the lenders party thereto and other parties thereto (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

10.1.2
Credit Agreement, dated March 9, 2011 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Citibank, N.A., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as co-documentation agents and Goldman Sachs Bank USA as syndication agent (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K filed with the SEC on March 10, 2011).

10.1.3
Amended and Restated Guarantee and Collateral Agreement, dated as of December 10, 2010, made by the Company and certain of the Company's subsidiaries party thereto in favor of Goldman Sachs Credit Partners, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on July 29, 2011).

10.1.4
Credit Agreement, dated October 9, 2012 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Barclays Bank PLC, Deutsche Bank Securities Inc., and RBC Capital Markets, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 10, 2012).

Exhibit Number	Description
10.1.5
Amendment to the Credit Agreement, dated February 15, 2013 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Citibank, N.A., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as co-documentation agents and Goldman Sachs Bank USA as syndication agent (incorporated by reference to Exhibit 10.9 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).

10.1.6
Amendment to the Credit Agreement, dated February 15, 2013 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Barclays Bank PLC, Deutsche Bank Securities Inc., and RBC Capital Markets, as co-documentation agents (incorporated by reference to Exhibit 10.10 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).

10.1.7
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

10.1.8
Amendment No. 1 to the December 10, 2010 Credit Agreement, dated as of June 27, 2013, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2013).

10.1.9
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

10.1.10
Incremental Term B-2 Loan Commitment Supplement to the Credit Agreement, dated February 26, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party thereto, and Goldman Sachs Lending Partners, LLC as administrative agent and as collateral agent under the Credit Agreement, dated as of May 3, 2013 and as amended on February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014).

10.1.11	Calpine Guarantee, dated April 17, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.12
LS Power Equity Partners Guarantee, dated April 17, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.13
Confidentiality and Non-Disclosure Agreement, dated February 19, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.14
Amendment to Confidentiality and Non-disclosure Agreement, dated April 17, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.15
Amendment No. 2 to the Credit Agreement, dated as of July 30, 2014, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014).

10.1.16
Share Repurchase Agreement, dated July 8, 2014, by and between Calpine Corporation and LSP Cal Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2014).

Exhibit Number	Description
10.1.17
Credit Agreement, dated as of May 28, 2015 among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and Goldman Sachs Bank USA, MUFG Union Bank, N.A., Barclays Bank Plc and Royal Bank of Canada, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2015).

10.1.18
Credit Agreement, dated December 15, 2015 among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Goldman Sachs Credit Partners L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015).

10.1.19
Amendment No. 3 to the Credit Agreement, dated as of February 8, 2016, among Calpine Corporation, as borrower, the guarantors party thereto, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, The Bank of Tokyo-Mitsubishi UFJ Ltd, as successor administrative agent, MUFG Union Bank, N.A., as successor collateral agent, and the lenders party thereto.*

10.2	Management Contracts or Compensatory Plans, Contracts or Arrangements.

10.2.1.1
Employment Agreement, dated August 10, 2008, between the Company and Jack A. Fusco (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Jack A. Fusco) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.3
Non-Qualified Stock Option Agreement between the Company and Jack Fusco, dated August 11, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.1.4
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.1.5
Restricted Stock Award Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.1.6
Amended and Restated Executive Employment Agreement between the Company and Jack A. Fusco, dated December 18, 2015 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

10.2.2
Letter Agreement, dated December 17, 2008, between the Company and Zamir Rauf (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 19, 2008).†

10.2.3.1
Letter Agreement, dated September 1, 2008, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (John B. (Thad) Hill) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.3
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.3.4
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated November 3, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2010).†

10.2.3.5
Amendment to the Letter Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

Exhibit Number	Description
10.2.3.6
Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.3.7
Employment Agreement, dated November 6, 2013, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.2.3.7 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014).†

10.2.3.8
Restricted Stock Agreement Pursuant to the Amended and Restated 2008 Equity Incentive Plan, dated May 13, 2014 among John B. (Thad) Hill and Calpine Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014).†

10.2.4.1
Employment Agreement, dated August 11, 2008, between the Company and W. Thaddeus Miller (incorporated by reference to Exhibit 10.2.7 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).†

10.2.4.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Thaddeus Miller) (incorporated by reference to Exhibit 4.4 to Calpine’s Registration Statement on Form S-8 (Registration No. 333-153860) filed with the SEC on October 6, 2008).†

10.2.4.3
Non-Qualified Stock Option Agreement between the Company and W. Thaddeus Miller, dated August 11, 2010 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.4.4
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.5 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.4.5
Restricted Stock Award Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.6 to Calpine’s Current Report on Form 8-K filed, with the SEC on December 26, 2012).†

10.2.4.6
Amended and Restated Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 18, 2015 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

10.2.5
Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.2.5 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010).†

10.2.6
Calpine Corporation 2010 Calpine Incentive Plan (incorporated by reference to Exhibit 10.6 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).†

10.2.7
Calpine Corporation 2009 Calpine Incentive Plan (incorporated by reference to Exhibit 10.2 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).†

10.2.7.1
The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.7.2
Form of Non-Qualified Stock Option Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.7.3
Form of Restricted Stock Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.4 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.8
The Amended and Restated Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Annex A to Calpine’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2010).†

10.2.9
Calpine Corporation Amended and Restated Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2013).†

Exhibit Number	Description
10.2.10
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated February 28, 2013 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.11
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.12
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.13
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf, dated February 28, 2013 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.14
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.5 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013). †

10.2.15
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf, dated February 28, 2013 (incorporated by reference to Exhibit 10.6 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.16
Amended and Restated Restricted Stock Award Agreement between the Company and Jack A. Fusco, dated February 28, 2013 (incorporated by reference to Exhibit 10.7 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).†

10.2.17
Amended and Restated Restricted Stock Award Agreement between the Company and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.8 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).†

10.2.18	Amended and Restated Calpine Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on May 10, 2013).†

10.2.19
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014)(incorporated by reference to Exhibit 10.4 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.20
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.5 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.21
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.6 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.22
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.7 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.23
Separation Agreement between the Company and John Adams, dated August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 30, 2015).

10.2.24
Amended and Restated Executive Employment Agreement between the Company and Jack A. Fusco, dated December 18, 2015 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

Exhibit Number	Description
10.2.25
Amended and Restated Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 18, 2015 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

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
Date: February 11, 2016

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

Signature	Title	Date

/s/ JOHN B. (Thad) HILL	President, Chief Executive Officer and Director (principal executive officer)	February 11, 2016
John B. (Thad) Hill

/s/ ZAMIR RAUF	Executive Vice President and Chief Financial Officer (principal financial officer)	February 11, 2016
Zamir Rauf

/s/ JEFF KOSHKIN	Chief Accounting Officer (principal accounting officer)	February 11, 2016
Jeff Koshkin

/s/ JACK A. FUSCO	Executive Chairman and Director	February 11, 2016
Jack A. Fusco

/s/ FRANK CASSIDY	Director	February 11, 2016
Frank Cassidy

/s/ MICHAEL W. HOFMANN	Director	February 11, 2016
Michael W. Hofmann

/s/ DAVID C. MERRITT	Director	February 11, 2016
David C. Merritt

/s/ W. BENJAMIN MORELAND	Director	February 11, 2016
W. Benjamin Moreland

/s/ ROBERT MOSBACHER, JR.	Director	February 11, 2016
Robert Mosbacher, Jr.

/s/ DENISE M. O'LEARY	Director	February 11, 2016
Denise M. O’Leary

CALPINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors
and Stockholders of Calpine Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)-1 present fairly, in all material respects, the financial position of Calpine Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)-2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Champion Energy Marketing, LLC from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Champion Energy Marketing, LLC from our audit of internal control over financial reporting. Champion Energy Marketing, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 11, 2016

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013
(in millions, except share and per share amounts)

	2015	2014	2013
Operating revenues:
Commodity revenue	$6,389	$7,595	$6,374
Mark-to-market gain (loss)	65	419	(86)
Other revenue	18	16	13
Operating revenues	6,472	8,030	6,301
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,589	4,815	3,808
Mark-to-market (gain) loss	178	77	(72)
Fuel and purchased energy expense	3,767	4,892	3,736
Plant operating expense	1,018	969	895
Depreciation and amortization expense	638	603	593
Sales, general and other administrative expense	138	144	136
Other operating expenses	80	88	81
Total operating expenses	5,641	6,696	5,441
Impairment losses	—	123	16
(Gain) on sale of assets, net	—	(753)	—
(Income) from unconsolidated investments in power plants	(24)	(25)	(30)
Income from operations	855	1,989	874
Interest expense	628	645	696
Interest (income)	(4)	(6)	(6)
Debt modification and extinguishment costs	40	346	144
Other (income) expense, net	18	21	20
Income before income taxes	173	983	20
Income tax expense (benefit)	(76)	22	2
Net income	249	961	18
Net income attributable to the noncontrolling interest	(14)	(15)	(4)
Net income attributable to Calpine	$235	$946	$14

Basic earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	362,033	404,837	440,666
Net income per common share attributable to Calpine — basic	$0.65	$2.34	$0.03

Diluted earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	364,886	409,360	444,773
Net income per common share attributable to Calpine — diluted	$0.64	$2.31	$0.03
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Net income	$249	$961	$18
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	(24)	(48)	35
Reclassification adjustment for loss on cash flow hedges realized in net income	47	46	51
Unrealized actuarial gains (losses) arising during period	—	(4)	4
Foreign currency translation loss	(23)	(13)	(10)
Income tax expense	—	—	(3)
Other comprehensive income (loss)	—	(19)	77
Comprehensive income	249	942	95
Comprehensive (income) attributable to the noncontrolling interest	(15)	(14)	(13)
Comprehensive income attributable to Calpine	$234	$928	$82

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(in millions, except share and per share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents ($118 and $229 attributable to VIEs)	$906	$717
Accounts receivable, net of allowance of $2 and $4	644	648
Inventories	475	447
Margin deposits and other prepaid expense	137	148
Restricted cash, current ($132 and $106 attributable to VIEs)	216	195
Derivative assets, current	1,698	2,058
Other current assets	19	7
Total current assets	4,095	4,220
Property, plant and equipment, net ($4,062 and $4,342 attributable to VIEs)	13,012	13,190
Restricted cash, net of current portion ($11 and $48 attributable to VIEs)	12	49
Investments in power plants	79	95
Long-term derivative assets	313	439
Long-term assets held for sale	130	—
Other assets ($166 and $164 attributable to VIEs)	1,192	385
Total assets	$18,833	$18,378
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$552	$580
Accrued interest payable	129	165
Debt, current portion ($166 and $150 attributable to VIEs)	221	199
Derivative liabilities, current	1,734	1,782
Other current liabilities	412	473
Total current liabilities	3,048	3,199
Debt, net of current portion ($3,143 and $3,242 attributable to VIEs)	11,868	11,083
Long-term derivative liabilities	473	444
Other long-term liabilities	277	221
Total liabilities	15,666	14,947

Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 356,755,747 shares issued and 356,662,004 shares outstanding at December 31, 2015, and 502,287,022 shares issued and 381,921,264 shares outstanding at December 31, 2014	—	1
Treasury stock, at cost, 93,743 and 120,365,758 shares, respectively	(1)	(2,345)
Additional paid-in capital	9,594	12,440
Accumulated deficit	(6,305)	(6,540)
Accumulated other comprehensive loss	(179)	(178)
Total Calpine stockholders’ equity	3,109	3,378
Noncontrolling interest	58	53
Total stockholders’ equity	3,167	3,431
Total liabilities and stockholders’ equity	$18,833	$18,378
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2012	$1	$(594)	$12,335	$(7,500)	$(228)	$42	$4,056
Treasury stock transactions	—	(636)	—	—	—	—	(636)
Stock-based compensation expense	—	—	34	—	—	—	34
Option exercises	—	—	20	—	—	—	20
Other	—	—	—	—	—	(1)	(1)
Net income	—	—	—	14	—	4	18
Other comprehensive income	—	—	—	—	68	9	77
Balance, December 31, 2013	$1	$(1,230)	$12,389	$(7,486)	$(160)	$54	$3,568
Treasury stock transactions	—	(1,115)	—	—	—	—	(1,115)
Stock-based compensation expense	—	—	31	—	—	—	31
Option exercises	—	—	20	—	—	—	20
Distribution to the noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income	—	—	—	946	—	15	961
Other comprehensive loss	—	—	—	—	(18)	(1)	(19)
Balance, December 31, 2014	$1	$(2,345)	$12,440	$(6,540)	$(178)	$53	$3,431
Treasury stock transactions	—	(541)	—	—	—	—	(541)
Retirement of shares held in treasury	(1)	2,885	(2,885)	—	—	—	(1)
Stock-based compensation expense	—	—	31	—	—	—	31
Option exercises	—	—	8	—	—	—	8
Distribution to the noncontrolling interest	—	—	—	—	—	(10)	(10)
Net income	—	—	—	235	—	14	249
Other comprehensive income	—	—	—	—	(1)	1	—
Balance, December 31, 2015	$—	$(1)	$9,594	$(6,305)	$(179)	$58	$3,167
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Cash flows from operating activities:
Net income	$249	$961	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	757	649	638
Debt extinguishment costs	6	36	43
Deferred income taxes	(87)	5	14
Impairment losses	—	123	16
(Gain) on sale of assets, net	—	(753)	—
Mark-to-market activity, net	110	(353)	12
(Income) from unconsolidated investments in power plants	(24)	(25)	(30)
Return on unconsolidated investments in power plants	25	13	25
Stock-based compensation expense	26	36	36
Other	7	(4)	1
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	169	(87)	(113)
Derivative instruments, net	(183)	(63)	(7)
Other assets	(120)	151	(148)
Accounts payable and accrued expenses	(221)	185	(1)
Other liabilities	149	(20)	45
Net cash provided by operating activities	863	854	549
Cash flows from investing activities:
Purchases of property, plant and equipment	(565)	(492)	(575)
Proceeds from sale of power plants, interests and other	—	1,573	1
Purchase of Fore River and Guadalupe Energy Centers	(1)	(1,197)	—
Purchase of Champion Energy, net of cash acquired	(296)	—	—
(Increase) decrease in restricted cash	18	28	(18)
Other	3	4	(1)
Net cash used in investing activities	(841)	(84)	(593)
Cash flows from financing activities:
Borrowings under CCFC Term Loans and First Lien Term Loans	2,137	420	1,587
Repayments of CCFC Term Loans, CCFC Notes and First Lien Term Loans	(1,635)	(45)	(1,031)
Borrowings under Senior Unsecured Notes	650	2,800	—
Borrowings under First Lien Notes	—	—	1,234
Repayments of First Lien Notes	(267)	(2,920)	(1,550)
Borrowings from project financing, notes payable and other	79	79	182
Repayments of project financing, notes payable and other	(232)	(178)	(66)
Distribution to noncontrolling interest holder	(10)	(15)	—
Financing costs	(34)	(56)	(53)
Stock repurchases	(529)	(1,100)	(623)
Proceeds from exercises of stock options	8	20	20
Other	—	1	1
Net cash provided by (used in) financing activities	167	(994)	(299)
Net increase (decrease) in cash and cash equivalents	189	(224)	(343)
Cash and cash equivalents, beginning of period	717	941	1,284
Cash and cash equivalents, end of period	$906	$717	$941
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued) (in millions)

	2015	2014	2013
Cash paid during the period for:
Interest, net of amounts capitalized	$620	$610	$672
Income taxes	$21	$23	$24

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$13	$3	$27
Additions to property, plant and equipment through capital leases	$9	$19	$—
Retirement of shares held in treasury	$2,885	$—	$—
____________

(1)	Includes depreciation and amortization included in commodity revenue, commodity expense and interest expense on our Consolidated Statements of Operations.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

1.	Organization and Operations
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment) of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial and residential customers. Effective after the October 1, 2015 acquisition, we entered the retail market in scale through our retail subsidiary, Champion Energy. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial contracts to hedge certain business risks and optimize our portfolio of power plants.

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

As of December 31, 2015	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
(in millions, except percentages)
Freestone Energy Center	75.0%	$393	$(148)	$—
Hidalgo Energy Center	78.5%	$256	$(110)	$—
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
Our counterparties primarily consist of four categories of entities who participate in the energy markets:

•	financial institutions and trading companies;

•	regulated utilities, municipalities, cooperatives, ISOs and other retail power suppliers;

•	oil, natural gas, chemical and other energy-related industrial companies; and

•	commercial, industrial and residential retail customers.
We have concentrations of credit risk with a few of our wholesale customers relating to our sales of power and steam and our hedging, optimization and trading activities. We have exposure to trends within the energy industry, including declines in the creditworthiness of our counterparties for our commodity and derivative transactions. Currently, certain of our counterparties within the energy industry have below investment grade credit ratings. Our risk control group manages counterparty credit risk and monitors our net exposure with each counterparty on a daily basis. The analysis is performed on a mark-to-market basis using forward curves. The net exposure is compared against a counterparty credit risk threshold which is determined based on each counterparty’s credit rating and evaluation of their financial statements. We utilize these thresholds to determine the need for additional collateral or restriction of activity with the counterparty. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements.
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

The table below represents the components of our restricted cash as of December 31, 2015 and 2014 (in millions):

	2015			2014
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$28	$8	$36	$10	$25	$35
Rent reserve	—	—	—	4	—	4
Construction/major maintenance	50	2	52	54	17	71
Security/project/insurance	136	—	136	127	5	132
Other	2	2	4	—	2	2
Total	$216	$12	$228	$195	$49	$244
Accounts Receivable and Payable
Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. Receivable balances greater than 30 days past due are reviewed for collectability, depending upon the nature of the customer, and if deemed uncollectible, are charged off against the allowance account after all means of collection have been exhausted and the potential for recovery is considered remote. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations.
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
In August 2014, we executed a term sheet with Duke Energy Florida, Inc. related to our Osprey Energy Center for a new PPA with a term of 27 months, after which Duke Energy Florida, Inc. would purchase our Osprey Energy Center subject to an asset sale agreement that was executed in the fourth quarter of 2014. As a result, we conducted an impairment review of our Osprey Energy Center during the third quarter of 2014. We estimated fair value of our Osprey Energy Center under a modified market approach using the discounted cash flows under the PPA and the sale proceeds to be received, which incorporated a market participant's fair value of the power plant. We recorded an impairment loss of approximately $123 million which was recorded as a separate line item on our Consolidated Statements of Operations for the year ended December 31, 2014. We recorded an impairment loss of $16 million during the year ended December 31, 2013 related to a power plant in our West segment. During 2015, we did not record any impairment losses.
Asset Retirement Obligation
We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2015 and 2014, our asset retirement obligation liabilities were $47 million and $47 million, respectively, primarily relating to land leases upon which our power plants are built and the requirement that the property meet specific conditions upon its return.
Revenue Recognition
Our operating revenues are comprised of the following:

•
power and steam revenue consisting of fixed and variable capacity payments, which are not related to generation including capacity payments received from RTO and ISO capacity auctions, variable payments for power and steam, which are related to generation, retail power revenues, host steam and RECs from our Geysers Assets, other revenues such as RMR Contracts, resource adequacy and certain ancillary service revenues and realized settlements from our marketing, hedging, optimization and trading activities;

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
Revenues from sales of power to retail customers are recognized upon delivery under the accrual method. Unbilled retail revenues are based upon estimates of customer usage since the date of the last meter reading provided by the ISOs or electric distribution companies by applying the estimated revenue per KWh by customer class to the estimated number of KWhs delivered but not yet billed. Estimated amounts are adjusted when actual usage is known and billed.

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
Leases — We have contracts, such as certain tolling agreements, which we account for as operating leases under U.S. GAAP. Generally, we levelize certain components of these contract revenues on a straight-line basis over the term of the contract. The total contractual future minimum lease rentals for our contracts accounted for as operating leases at December 31, 2015, are as follows (in millions):

2016	$496
2017	433
2018	396
2019	372
2020	325
Thereafter	1,644
Total	$3,666
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
Fuel and Purchased Energy Expense
Fuel and purchased energy expense is comprised of the cost of natural gas and fuel oil purchased from third parties for the purposes of consumption in our power plants as fuel, the cost of power purchased from third parties for sale to retail customers, the cost of power and natural gas purchased from third parties for our marketing, hedging and optimization activities and realized settlements and mark-to-market gains and losses resulting from general market price movements against certain derivative natural gas contracts including financial natural gas transactions economically hedging anticipated future power sales that either do not qualify as hedges under the hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected.
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

Income Taxes — In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes.” This standard eliminates the presentation of deferred tax assets and liabilities as current on a classified balance sheet. Instead, all deferred tax assets and liabilities are to be presented as non-current. The standard is effective for fiscal years beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We prospectively early adopted this standard during the fourth quarter of 2015 which did not have a material impact on our financial condition, results of operations or cash flows. As we prospectively adopted this standard during the fourth quarter of 2015, we did not retroactively adjust our deferred tax balances as of December 31, 2014.

3.	Acquisitions and Divestitures
Acquisition of Granite Ridge Energy Center
On February 5, 2016, we, through our indirect, wholly-owned subsidiary Calpine Granite Holdings, LLC, completed the purchase of Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW (summer peaking capacity of 695 MW), from Granite Ridge Holdings, LLC, for approximately $500 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant will increase capacity in our East segment, specifically the constrained New England market. Beginning operations in 2003, Granite Ridge Energy Center is located in Londonderry, New Hampshire and features two combustion turbines, two heat recovery steam generators and one steam turbine. We funded the acquisition with a combination of cash on hand and financing, and the purchase price will be primarily allocated to property, plant and equipment.
Acquisition of Champion Energy
On October 1, 2015, we, through our indirect, wholly-owned subsidiary Calpine Energy Services Holdco, LLC, completed the purchase of Champion Energy Marketing, LLC from a subsidiary of Crane Champion Holdco, LLC, which owned a 75% interest, and EDF Trading North America, LLC, which owned a 25% interest, for approximately $240 million, excluding working capital adjustments. Champion Energy, a leading retail electric provider, served approximately 22 million MWh of commercial, industrial, governmental and residential customer load in 2015, concentrated in Texas, the Northeast and Mid-Atlantic where we have a substantial power generation presence. The addition of this well-established retail sales organization is consistent with our stated goal of getting closer to our end-use customers and provides us a valuable sales channel for directly reaching a much greater portion of the load we seek to serve. The purchase price was funded with cash on hand and any excess of the purchase price over the fair values of Champion Energy’s assets and liabilities was recorded as goodwill; however, the goodwill we recorded as a result of this acquisition was immaterial. The results of Champion Energy are reflected in the segment which corresponds with the geographic area in which the retail sales occur. The pro forma incremental impact of Champion Energy on our results of operations for the years ended December 31, 2015 and 2014 is not material.
The following table summarizes the consideration paid for the Champion Energy acquisition and the preliminary determination of the identifiable assets acquired and liabilities assumed at the October 1, 2015 acquisition date (in millions):

Consideration	$296

Identifiable assets acquired and liabilities assumed:
Assets:
Current assets	$240
Property, plant and equipment, net	5
Intangible assets(1)	575
Other long-term assets	46
Total assets acquired	866
Liabilities:
Current liabilities	396
Long-term liabilities	174
Total liabilities assumed	570
Net assets acquired	$296
____________
(1) The intangible assets are recorded in other assets on our Consolidated Balance Sheet and consist primarily of acquired customer contracts, which are being amortized over various contract terms, and customer relationships and trade name which are being amortized over seven and 15 years, respectively. For the year ended December 31, 2015, we recorded amortization expense of $71 million related to these intangible assets.
Acquisition of Fore River Energy Center
On November 7, 2014, we, through our indirect, wholly-owned subsidiary Calpine Fore River Energy Center, LLC, completed the purchase of Fore River Energy Center, a power plant with a capacity of 731 MW, and related plant inventory from a subsidiary of Exelon Corporation, for approximately $530 million, excluding working capital adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant increased capacity in our East segment, specifically the constrained New England market. Built in 2003, Fore River Energy Center is located in North Weymouth, Massachusetts and features two combustion turbines, two heat recovery steam generators and one steam turbine. Both turbines feature dual-fuel capability that will enable them to run on either natural gas or fuel oil, depending on market conditions. The purchase price was funded with cash on hand and primarily allocated to property, plant and equipment. The purchase price allocation was finalized during the third quarter of 2015 which did not result in any material adjustments or the recognition of goodwill. The pro forma incremental impact of Fore River Energy Center on our results of operations for each of the years ended December 31, 2014 and 2013 is not material.
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

Sale of Osprey Energy Center
During the fourth quarter of 2014, we executed an asset sale agreement for the sale of our Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments. In accordance with the asset sale agreement, the sale will be consummated in January 2017 upon the conclusion of PPA with a term of 27 months. In July 2015, the transaction was approved by the FERC and the Florida Public Service Commission. This sale represents a strategic disposition of a power plant in a wholesale power market dominated by regulated utilities. The assets of Osprey Energy Center, which is in our East segment, are reported as long-term assets held for sale on our Consolidated Balance Sheet at December 31, 2015 and comprise property, plant and equipment, net.
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
We recorded a gain on sale of assets, net of approximately $753 million during the third quarter of 2014 and used existing federal and state NOLs to almost entirely offset the projected taxable gains from the sale. The sale of the six power plants did not meet the criteria for treatment as discontinued operations.
The six power plants included in the transaction are as follows:

Plant Name	Plant Capacity		Location
Oneta Energy Center	1,134	MW	Coweta, OK
Carville Energy Center(1)	501	MW	St. Gabriel, LA
Decatur Energy Center	795	MW	Decatur, AL
Hog Bayou Energy Center	237	MW	Mobile, AL
Santa Rosa Energy Center	225	MW	Pace, FL
Columbia Energy Center(1)	606	MW	Calhoun County, SC
Total	3,498	MW
___________

(1)	Indicates combined-cycle cogeneration power plant.

4.	Property, Plant and Equipment, Net
As of December 31, 2015 and 2014, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	2015	2014	Depreciable Lives
Buildings, machinery and equipment	$16,294	$16,059	3 – 47 Years
Geothermal properties	1,319	1,294	13 – 58 Years
Other	208	203	3 – 47 Years
	17,821	17,556
Less: Accumulated depreciation	5,377	4,984
	12,444	12,572
Land	120	120
Construction in progress	448	498
Property, plant and equipment, net	$13,012	$13,190

Total depreciation expense, including amortization of leased assets, recorded for the years ended December 31, 2015, 2014 and 2013, was $595 million, $591 million and $584 million, respectively.
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
Capitalized Interest
The total amount of interest capitalized was $15 million, $19 million and $38 million for the years ended December 31, 2015, 2014 and 2013, respectively.

5.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the year ended December 31, 2015. We have the following types of VIEs consolidated in our financial statements:
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
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 10,266 MW and 10,365 MW, at December 31, 2015 and 2014, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of $4 million, $47 million and nil for the years ended December 31, 2015, 2014 and 2013, respectively.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Balance Sheets. At December 31, 2015 and 2014, our equity method investments included on our Consolidated Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of December 31, 2015	2015	2014
Greenfield LP	50%	$65	$78
Whitby	50%	14	17
Total investments in power plants		$79	$95
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Balance Sheets. At December 31, 2015 and 2014, equity method investee debt was approximately $269 million and $342 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $135 million and $171 million at December 31, 2015 and 2014, respectively.

Our equity interest in the net income from Greenfield LP and Whitby for the years ended December 31, 2015, 2014 and 2013, is recorded in (income) from unconsolidated investments in power plants. The following table sets forth details of our (income) from unconsolidated investments in power plants and distributions for the years indicated (in millions):

	(Income) from Unconsolidated Investments in Power Plants			Distributions
	2015	2014	2013	2015	2014	2013
Greenfield LP	$(12)	$(10)	$(16)	$12	$—	$18
Whitby	(12)	(15)	(14)	13	13	9
Total	$(24)	$(25)	$(30)	$25	$13	$27
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
Significant Unconsolidated Subsidiaries — Greenfield LP and Whitby met the criteria of significant unconsolidated subsidiaries for the year ended December 31, 2013, based upon the relationship of our equity income from our investment in these subsidiaries, when combined, to our consolidated net income before taxes. Aggregated summarized financial data for our unconsolidated subsidiaries is set forth below (in millions):
Condensed Combined Balance Sheets
of Our Unconsolidated Subsidiaries
December 31, 2015 and 2014

	2015	2014
Assets:
Cash and cash equivalents	$50	$58
Current assets	14	28
Property, plant and equipment, net	431	532
Other assets	1	2
Total assets	$496	$620
Liabilities:
Current maturities of long-term debt	$18	$21
Current liabilities	21	28
Long-term debt	251	321
Long-term derivative liabilities	43	51
Total liabilities	333	421
Member’s interest	163	199
Total liabilities and member’s interest	$496	$620

Condensed Combined Statements of Operations
of Our Unconsolidated Subsidiaries
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Revenues	$191	$239	$207
Operating expenses	127	168	128
Income from operations	64	71	79
Interest expense, net of interest income	18	23	24
Other (income) expense, net	—	—	(3)
Net income	$46	$48	$58

6.	Debt
Our debt at December 31, 2015 and 2014, was as follows (in millions):

	2015	2014
Senior Unsecured Notes	$3,450	$2,800
First Lien Term Loans	3,318	2,799
First Lien Notes	1,809	2,075
Project financing, notes payable and other	1,745	1,810
CCFC Term Loans	1,580	1,596
Capital lease obligations	187	202
Subtotal	12,089	11,282
Less: Current maturities	221	199
Total long-term debt	$11,868	$11,083
Our debt agreements contain covenants which could permit lenders to accelerate the repayment of our debt by providing notice, the lapse of time, or both, if certain events of default remain uncured after any applicable grace period. We were in compliance with all of the covenants in our debt agreements at December 31, 2015.
Annual Debt Maturities
Contractual annual principal repayments or maturities of debt instruments as of December 31, 2015, are as follows (in millions):

2016	$222
2017	210
2018	234
2019	1,618
2020	1,372
Thereafter	8,464
Subtotal	12,120
Less: Discount	31
Total debt	$12,089

Senior Unsecured Notes
Our Senior Unsecured Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2015	2014	2015	2014
2023 Senior Unsecured Notes	$1,250	$1,250	5.6%	5.6%
2024 Senior Unsecured Notes	650	—	5.7	—
2025 Senior Unsecured Notes	1,550	1,550	5.9	5.9
Total Senior Unsecured Notes	$3,450	$2,800
____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs.
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

First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2015	2014	2015	2014
2018 First Lien Term Loans	$—	$1,597	—%	4.3%
2019 First Lien Term Loan	808	816	4.4	4.4
2020 First Lien Term Loan	382	386	4.3	4.3
2022 First Lien Term Loan	1,584	—	3.7	—
2023 First Lien Term Loan	544	—	4.5	—
Total First Lien Term Loans	$3,318	$2,799
____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs and debt discount.
Our First Lien Term Loans provide for senior secured term loan facilities and bear interest, at our option, at either (i) the base rate, equal to the higher of the Federal Funds effective rate plus 0.5% per annum or the Prime Rate (as such terms are defined in the First Lien Term Loans credit agreements), plus an applicable margin of 2.0%, or (ii) LIBOR plus an applicable margin of 3.0% per annum subject to a LIBOR floor of 1.0%. An aggregate amount equal to 0.25% of the aggregate principal amount of the First Lien Term Loans will be payable at the end of each quarter with the remaining balance payable on the maturity date. The First Lien Term Loans are subject to certain qualifications and exceptions, similar to our First Lien Notes. The 2019 First Lien Term Loan and 2020 First Lien Term Loan carries substantially the same terms as the 2018 First Lien Term Loans and matures on October 9, 2019 and October 31, 2020, respectively.
On May 28, 2015, we entered into our $1.6 billion 2022 First Lien Term Loan. We used the net proceeds received, together with operating cash on hand, to repay the 2018 First Lien Term Loans. The 2022 First Lien Term Loan matures on May 27, 2022 and bears interest, at our option, at either (i) the base rate, equal to the highest of (a) the Federal Funds effective rate plus 0.5% per annum, (b) the Prime Rate or (c) the Eurodollar rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the 2022 First Lien Term Loan credit agreement), plus an applicable margin of 1.75%, or (ii) LIBOR plus 2.75% per annum subject to a LIBOR floor of 0.75%. An aggregate amount equal to 0.25% of the aggregate principal amount of the 2022 First Lien Term Loan is payable at the end of each quarter commencing in September 2015. The 2022 First Lien Term Loan contains substantially similar covenants, qualifications, exceptions and limitations as the First Lien Term Loans and First Lien Notes.
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
On December 15, 2015, we entered into our $550 million 2023 First Lien Term Loan. We utilized $325 million of the proceeds received, together with cash on hand, to purchase Granite Ridge Energy Center. We intend to use the remaining proceeds to repay project and corporate debt and for general corporate purposes. The 2023 First Lien Term Loan matures on January 15, 2023 and carries substantially similar terms as the 2019 First Lien Term Loan and 2020 First Lien Term Loan. During the fourth quarter of 2015, we recorded approximately $12 million in deferred financing costs related to the issuance of our 2023 First Lien Term Loan.

First Lien Notes
Our First Lien Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(2)
	2015	2014	2015	2014
2022 First Lien Notes	$746	$745	6.3%	6.3%
2023 First Lien Notes(1)	573	840	8.0	8.0
2024 First Lien Notes	490	490	6.0	6.0
Total First Lien Notes	$1,809	$2,075
____________

(1)
On February 3, 2015, we repurchased approximately $147 million of our 2023 First Lien Notes with the proceeds from our 2024 Senior Unsecured Notes, as described in further detail above. In December 2015, we used cash on hand to redeem 10% of the original aggregate principal amount of our 2023 First Lien Notes, plus accrued and unpaid interest. During the fourth quarter of 2015, we recorded approximately $7 million in debt extinguishment costs related to the partial repurchase of our 2023 First Lien Notes.

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
Subject to certain qualifications and exceptions, our First Lien Notes will, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional first lien indebtedness;

•	enter into certain types of commodity hedge agreements that can be secured by first lien collateral;

•	enter into sale and leaseback transactions;

•	create or incur liens; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries on a combined basis.
Project Financing, Notes Payable and Other
The components of our project financing, notes payable and other are (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2015	2014	2015	2014
Russell City due 2023	$534	$591	7.5%	6.2%
Steamboat due 2019(2)	454	407	6.7	6.9
OMEC due 2019	315	325	6.9	6.9
Los Esteros due 2023	249	275	2.9	3.1
Pasadena(3)	107	122	8.9	8.9
Bethpage Energy Center 3 due 2020-2025(4)	75	82	7.0	7.0
Other	11	8	—	—
Total	$1,745	$1,810
_____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs and debt discount.

(2)	We refinanced and upsized our Steamboat project debt during the fourth quarter of 2015 which lowered the interest rate and extended the maturity to November 22, 2019.

(3)	Represents a failed sale-leaseback transaction that is accounted for as financing transaction under U.S. GAAP.

(4)	Represents a weighted average of first and second lien loans for the weighted average effective interest rates.
Our project financings are collateralized solely by the capital stock or partnership interests, physical assets, contracts and/or cash flows attributable to the entities that own the power plants. The lenders’ recourse under these project financings is limited to such collateral.
CCFC Term Loans
Our CCFC Term Loans are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2015	2014	2015	2014
CCFC Term Loans	$1,580	$1,596	3.4%	3.4%
____________

(1)	Our weighted average interest rate calculation includes the amortization of deferred financing costs and debt discount.
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

Capital Lease Obligations
The following is a schedule by year of future minimum lease payments under capital leases and a failed sale-leaseback transaction related to our Pasadena Power Plant together with the present value of the net minimum lease payments as of December 31, 2015 (in millions):

	Sale-Leaseback Transactions(1)	Capital Lease	Total
2016	$25	$42	$67
2017	17	41	58
2018	21	39	60
2019	21	22	43
2020	21	20	41
Thereafter	63	137	200
Total minimum lease payments	168	301	469
Less: Amount representing interest	61	114	175
Present value of net minimum lease payments	$107	$187	$294
____________

(1)	Amounts are accounted for as financing transactions under U.S. GAAP and are included in our project financing, notes payable and other amounts above.
The primary types of property leased by us are power plants and related equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The remaining lease terms range up to 36 years (including lease renewal options). Some of the lease agreements contain customary restrictions on dividends up to Calpine Corporation, additional debt and further encumbrances similar to those typically found in project financing agreements. At December 31, 2015 and 2014, the asset balances for the leased assets totaled approximately $877 million and $933 million with accumulated amortization of $390 million and $395 million, respectively. Amortization of assets under capital leases is recorded in depreciation and amortization expense on our Consolidated Statements of Operations. See Note 15 for discussion of capital leases guaranteed by Calpine Corporation.
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at December 31, 2015 and 2014 (in millions):

	2015	2014
Corporate Revolving Facility	$316	$223
CDHI	241	214
Various project financing facilities	198	207
Total	$755	$644
On February 8, 2016, we amended our Corporate Revolving Facility, extending the maturity by two years to June 27, 2020, and increasing the capacity by an additional $178 million to $1,678 million through June 27, 2018, reverting back to $1,520 million through the maturity date. Further, we increased the letter of credit sublimit by $250 million to $1.0 billion and extended the maturity by two years to June 27, 2020.
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
The Corporate Revolving Facility is guaranteed and secured by certain of our current domestic subsidiaries and will also be additionally guaranteed by our future domestic subsidiaries that are required to provide such a guarantee in accordance with the terms of the Corporate Revolving Facility. The Corporate Revolving Facility ranks equally in right of payment with all of our and the guarantors’ other existing and future senior indebtedness and will be effectively subordinated in right of payment to all existing and future liabilities of our subsidiaries that do not guarantee the Corporate Revolving Facility. The Corporate Revolving Facility also requires compliance with financial covenants that include a minimum cash interest coverage ratio and a maximum net leverage ratio.
CDHI
We have a $300 million letter of credit facility related to CDHI. During the first quarter of 2014, we amended our CDHI letter of credit facility to lower our fees and extend the maturity to January 2, 2018.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. The following table details the fair values and carrying values of our debt instruments at December 31, 2015 and 2014 (in millions):

	2015		2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,063	$3,450	$2,832	$2,800
First Lien Term Loans	3,197	3,318	2,769	2,799
First Lien Notes	1,885	1,809	2,247	2,075
Project financing, notes payable and other(1)	1,653	1,638	1,734	1,688
CCFC Term Loans	1,494	1,580	1,540	1,596
Total	$11,292	$11,795	$11,122	$10,958
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,083	$—	$—	$1,083
Margin deposits	89	—	—	89
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,736	—	—	1,736
Commodity forward contracts(2)	—	220	54	274
Interest rate swaps	—	1	—	1
Total assets	$2,908	$221	$54	$3,183
Liabilities:
Margin deposits posted with us by our counterparties	$35	$—	$—	$35
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,604	—	—	1,604
Commodity forward contracts(2)	—	413	100	513
Interest rate swaps	—	90	—	90
Total liabilities	$1,639	$503	$100	$2,242

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$896	$—	$—	$896
Margin deposits	96	—	—	96
Commodity instruments:
Commodity exchange traded futures and swaps contracts	2,134	—	—	2,134
Commodity forward contracts(2)	—	195	164	359
Interest rate swaps	—	4	—	4
Total assets	$3,126	$199	$164	$3,489
Liabilities:
Margin deposits posted with us by our counterparties	$47	$—	$—	$47
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,870	—	—	1,870
Commodity forward contracts(2)	—	163	79	242
Interest rate swaps	—	114	—	114
Total liabilities	$1,917	$277	$79	$2,273
___________

(1)
As of December 31, 2015 and 2014, we had cash equivalents of $880 million and $679 million included in cash and cash equivalents and $203 million and $217 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.
At December 31, 2015 and 2014, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at December 31, 2015 and 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2015
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$(54)	Discounted cash flow	Market price (per MWh)	$6.72 — $83.25/MWh
Power Congestion Products	$8	Discounted cash flow	Market price (per MWh)	$(11.47) — $12.19/MWh

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2014
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$74	Discounted cash flow	Market price (per MWh)	$14.00 — $122.79/MWh
Natural Gas Contracts	$5	Discounted cash flow	Market price (per MMBtu)	$1.00 — $10.86/MMBtu
Power Congestion Products	$9	Discounted cash flow	Market price (per MWh)	$(19.56) — $19.56/MWh
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Balance, beginning of period	$85	$14	$16
Realized and mark-to-market gains (losses):
Included in net income:
Included in operating revenues(1)	218	70	5
Included in fuel and purchased energy expense(2)	(7)	5	—
Purchases, issuances and settlements:
Purchases	(70)	6	6
Issuances	—	—	(2)
Settlements	(29)	(10)	(11)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	—	—	—
Transfers out of level 3(5)	(243)	—	—
Balance, end of period	$(46)	$85	$14
Change in unrealized gains relating to instruments still held at end of period	$211	$75	$5
___________

(1)	For power contracts and other power-related products, included on our Consolidated Statements of Operations.

(2)	For natural gas contracts, swaps and options, included on our Consolidated Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 during the years ended December 31, 2015, 2014 and 2013.

(4)	There were no transfers out of level 2 into level 3 for the years ended December 31, 2015, 2014 and 2013.

(5)
We had $4 million in gains transferred out of level 3 into level 2 during the year ended December 31, 2015 due to changes in market liquidity in various power markets and $239 million in gains transferred out of level 3 during the year ended December 31, 2015 to other assets following the election of the normal purchase normal sales exemption and the discontinuance of derivative accounting treatment as of the date of this election. There were no transfers out of level 3 for the years ended December 31, 2014 and 2013.

8.	Derivative Instruments
Types of Derivative Instruments and Volumetric Information
Commodity Instruments — We are exposed to changes in prices for the purchase and sale of power, natural gas, fuel oil, environmental products and other energy commodities. We use derivatives, which include physical commodity contracts and financial commodity instruments such as OTC and exchange traded swaps, futures, options, forward agreements and instruments that settle on the power price to natural gas price relationships (Heat Rate swaps and options) or instruments that settle on power price relationships between delivery points for the purchase and sale of power and natural gas to attempt to maximize the risk-adjusted returns by economically hedging a portion of the commodity price risk associated with our assets. By entering into these transactions, we are able to economically hedge a portion of our Spark Spread at estimated generation and prevailing price levels.
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading gains and losses were not material for the years ended December 31, 2015, 2014 and 2013.
Interest Rate Swaps — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of December 31, 2015, the maximum length of time over which we were hedging using interest rate derivative instruments designated as cash flow hedges was 8 years.
As of December 31, 2015 and 2014, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify or were not designated under the normal purchase normal sale exemption were as follows (in millions):

Derivative Instruments	Notional Amounts
	2015	2014
Power (MWh)	(41)	(62)
Natural gas (MMBtu)	996	291
Environmental credits (Tonnes)	8	—
Interest rate swaps	$1,320	$1,431
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of December 31, 2015, was $36 million for which we have posted collateral of $8 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $12 million would be required and that no counterparty could request immediate, full settlement.
Accounting for Derivative Instruments
We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption. For transactions in which we elect the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Statements of Operations until the period of delivery. Revenues and expenses derived from instruments that qualified for hedge accounting or represent an economic hedge are recorded in the same financial statement line item as the item being hedged. Hedge accounting requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We present the cash flows from our derivatives in the same category as the item being hedged (or economically hedged) within operating activities on our Consolidated Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.
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
Derivatives Not Designated as Hedging Instruments — We enter into power, natural gas, interest rate, environmental product and fuel oil transactions that primarily act as economic hedges to our asset and interest rate portfolio, but either do not qualify as hedges under the hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected. Changes in fair value of commodity derivatives not designated as hedging instruments are recognized currently in earnings and are separately stated on our Consolidated Statements of Operations in mark-to-market gain/loss as a component of operating revenues (for power and Heat Rate swaps and options) and fuel and purchased energy expense (for natural gas, power, environmental product and fuel oil contracts, swaps and options). Changes in fair value of interest rate derivatives not designated as hedging instruments are recognized currently in earnings as interest expense.
Derivatives Included on Our Consolidated Balance Sheets
The following tables present the fair values of our derivative instruments recorded on our Consolidated Balance Sheets by location and hedge type at December 31, 2015 and 2014 (in millions):

	December 31, 2015
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$1,698	$—	$1,698
Long-term derivative assets	312	1	313
Total derivative assets	$2,010	$1	$2,011

Current derivative liabilities	$1,697	$37	$1,734
Long-term derivative liabilities	420	53	473
Total derivative liabilities	$2,117	$90	$2,207
Net derivative assets (liabilities)	$(107)	$(89)	$(196)

	December 31, 2014
	Commodity Instruments	Interest Rate Swaps	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$2,058	$—	$2,058
Long-term derivative assets	435	4	439
Total derivative assets	$2,493	$4	$2,497

Current derivative liabilities	$1,738	$44	$1,782
Long-term derivative liabilities	374	70	444
Total derivative liabilities	$2,112	$114	$2,226
Net derivative assets (liabilities)	$381	$(110)	$271

	December 31, 2015		December 31, 2014
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$1	$92	$4	$112
Total derivatives designated as cash flow hedging instruments	$1	$92	$4	$112

Derivatives not designated as hedging instruments:
Commodity instruments	$2,010	$2,117	$2,493	$2,112
Interest rate swaps	—	(2)	—	2
Total derivatives not designated as hedging instruments	$2,010	$2,115	$2,493	$2,114
Total derivatives	$2,011	$2,207	$2,497	$2,226
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
The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at December 31, 2015 and 2014 (in millions):

	December 31, 2015
	Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts Presented on our Consolidated Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$1,736	$(1,602)	$(134)	$—
Commodity forward contracts	274	(202)	(3)	69
Interest rate swaps	1	—	—	1
Total derivative assets	$2,011	$(1,804)	$(137)	$70
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,604)	$1,602	$2	$—
Commodity forward contracts	(513)	202	3	(308)
Interest rate swaps	(90)	—	—	(90)
Total derivative (liabilities)	$(2,207)	$1,804	$5	$(398)
Net derivative assets (liabilities)	$(196)	$—	$(132)	$(328)

	December 31, 2014
	Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts Presented on our Consolidated Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$2,134	$(1,865)	$(269)	$—
Commodity forward contracts	359	(222)	—	137
Interest rate swaps	4	—	—	4
Total derivative assets	$2,497	$(2,087)	$(269)	$141
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,870)	$1,865	$5	$—
Commodity forward contracts	(242)	222	10	(10)
Interest rate swaps	(114)	—	—	(114)
Total derivative (liabilities)	$(2,226)	$2,087	$15	$(124)
Net derivative assets (liabilities)	$271	$—	$(254)	$17
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Realized gain (loss)(1)(2)
Commodity derivative instruments	$450	$110	$86
Total realized gain (loss)	$450	$110	$86

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$(113)	$342	$(14)
Interest rate swaps	3	11	2
Total mark-to-market gain (loss)	$(110)	$353	$(12)
Total activity, net	$340	$463	$74
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of derivative activity related the acquisition of Champion Energy.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification from AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	2015	2014	2013
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues(1)	$528	$384	$(119)
Derivatives contracts included in fuel and purchased energy expense(1)	(191)	68	191
Interest rate swaps included in interest expense	3	11	2
Total activity, net	$340	$463	$74
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Gains (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2015	2014	2013	2015	2014	2013	Affected Line Item on the Consolidated Statements of Operations
Interest rate swaps(1)(2)	$23	$(2)	$86	$(47)	$(46)	$(51)	Interest expense
____________

(1)	We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate swaps designated as cash flow hedges during the years ended December 31, 2015, 2014 and 2013.

(2)
We recorded income tax expense of nil for each of the years ended December 31, 2015 and 2014, and an income tax expense of $3 million for the year ended December 31, 2013, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $127 million, $149 million and $148 million at December 31, 2015, 2014 and 2013, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $11 million, $12 million and $11 million at December 31, 2015, 2014 and 2013, respectively.

(4)
Includes losses of $10 million and $12 million that were reclassified from AOCI to interest expense for the years ended December 31, 2014 and 2013, respectively, where the hedged transactions are no longer expected to occur.

We estimate that pre-tax net losses of $41 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of December 31, 2015 and 2014 (in millions):

	2015	2014
Margin deposits(1)	$89	$96
Natural gas and power prepayments	34	22
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$123	$118

Letters of credit issued	$600	$450
First priority liens under power and natural gas agreements(3)	382	48
First priority liens under interest rate swap agreements	92	116
Total letters of credit and first priority liens with our counterparties	$1,074	$614

Margin deposits posted with us by our counterparties(1)(4)	$35	$47
Letters of credit posted with us by our counterparties	24	61
Total margin deposits and letters of credit posted with us by our counterparties	$59	$108
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

(2)
At December 31, 2015 and 2014, $101 million and $109 million, respectively, were included in margin deposits and other prepaid expense and $22 million and $9 million, respectively, were included in other assets on our Consolidated Balance Sheets.

(3)	Includes $345 million related to first priority liens under power supply contracts associated with our retail hedging activities.

(4)	Included in other current liabilities on our Consolidated Balance Sheets.
Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

10.	Income Taxes
Income Tax Expense (Benefit)
The jurisdictional components of income from continuing operations before income tax expense (benefit), attributable to Calpine, for the years ended December 31, 2015, 2014 and 2013, are as follows (in millions):

	2015	2014	2013
U.S.	$133	$942	$(13)
International	26	26	29
Total	$159	$968	$16
The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2015, 2014 and 2013, consisted of the following (in millions):

	2015	2014	2013
Current:
Federal	$(1)	$(1)	$(2)
State	10	19	(9)
Foreign	2	(1)	(1)
Total current	11	17	(12)
Deferred:
Federal	(21)	—	1
State	1	(1)	4
Foreign	(67)	6	9
Total deferred	(87)	5	14
Total income tax expense (benefit)	$(76)	$22	$2
For the years ended December 31, 2015, 2014 and 2013, our income tax rates did not bear a customary relationship to statutory income tax rates, primarily as a result of the impact of our NOLs, valuation allowances, state income taxes and changes in unrecognized tax benefits. A reconciliation of the federal statutory rate of 35% to our effective rate from continuing operations for the years ended December 31, 2015, 2014 and 2013, is as follows:

	2015	2014	2013
Federal statutory tax expense (benefit) rate	35.0%	35.0%	35.0%
State tax expense (benefit), net of federal benefit	5.1	1.9	(69.8)
Depletion in excess of basis	—	(0.3)	(14.7)
Valuation allowances against future tax benefits	(46.3)	(35.8)	89.8
Valuation allowance related to foreign taxes	(49.4)	—	(19.8)
Distributions from foreign affiliates and foreign taxes	3.1	1.2	(10.8)
Intraperiod allocation	—	—	4.5
Change in unrecognized tax benefits	1.2	(0.4)	(30.1)
Disallowed compensation	3.1	0.1	11.7
Stock-based compensation	0.6	0.1	8.6
Lobbying contributions	0.5	0.1	3.3
Other differences	(0.7)	0.4	4.8
Effective income tax expense (benefit) rate	(47.8)%	2.3%	12.5%

Deferred Tax Assets and Liabilities
The components of deferred income taxes as of December 31, 2015 and 2014, are as follows (in millions):

	2015(1)	2014
Deferred tax assets:
NOL and credit carryforwards	$2,842	$2,873
Taxes related to risk management activities and derivatives	53	61
Reorganization items and impairments	212	216
Foreign capital losses	—	16
Deferred tax assets before valuation allowance	3,107	3,166
Valuation allowance	(1,637)	(1,836)
Total deferred tax assets	1,470	1,330
Deferred tax liabilities:
Property, plant and equipment	(1,377)	(1,305)
Other differences	(3)	(21)
Total deferred tax liabilities	(1,380)	(1,326)
Net deferred tax asset	90	4
Less: Current portion deferred tax liability	—	(14)
Less: Non-current deferred tax liability	—	(1)
Deferred income tax asset, non-current	$90	$19
___________

(1)
We prospectively early adopted Accounting Standards Update 2015-17 during the fourth quarter of 2015 which requires the presentation of deferred tax assets and liabilities as non-current in our Consolidated Balance Sheet. See Note 2 for further information regarding the adoption of Accounting Standards Update 2015-17.

Intraperiod Tax Allocation — In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense (benefit) to continuing operations due to current OCI gains (losses) with a partial offsetting amount recognized in OCI. The intraperiod tax allocation included in continuing operations is not material for the years ended December 31, 2015, 2014 and 2013.
NOL Carryforwards — As of December 31, 2015, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.9 billion, which expire between 2024 and 2033, and NOL carryforwards in 21 states and the District of Columbia totaling approximately $4.1 billion, which expire between 2016 and 2035, substantially all of which are offset with a full valuation allowance. We also have approximately $655 million in foreign NOLs, which expire between 2026 and 2035, of which a portion is offset with a valuation allowance. The NOL carryforwards available are subject to limitations on their annual usage. Under federal and applicable state income tax laws, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the taxing authorities.
Deferred tax assets relating to tax benefits of employee stock-based compensation do not reflect stock options exercised and restricted stock that vested between 2011 and 2015. Some stock option exercises and restricted stock vestings result in tax deductions in excess of previously recorded deferred tax benefits based on the equity award value at the grant date. Although these additional tax benefits or “windfalls” are reflected in NOL carryforwards pursuant to accounting for stock-based compensation under U.S. GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable, which will not occur for Calpine until a future period. Accordingly, since the tax benefit does not reduce our current taxes payable for the years ended December 31, 2015 and 2014 due to NOL carryforwards, these windfall tax benefits are not reflected in our NOLs in deferred tax assets at December 31, 2015 and 2014. The cumulative windfall balance included in federal and state NOL carryforwards, but not reflected in gross deferred tax assets as of December 31, 2015 and 2014 were $46 million and $37 million for federal, respectively, and $25 million and $21 million for state, respectively.
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
As of December 31, 2015, we have provided a valuation allowance of approximately $1.6 billion on certain federal, state and foreign tax jurisdiction deferred tax assets to reduce the amount of these assets to the extent necessary to result in an amount that is more likely than not to be realized. The net change in our valuation allowance was a decrease of $199 million for the year ended December 31, 2015 and $410 million for the year ended December 31, 2014 and an increase of $24 million for the year ended December 31, 2013, respectively; all primarily related to income generated in these periods.
In the normal course of business, we evaluate our existing corporate structure and continue to simplify where possible. In 2015, we implemented such a reorganization that resulted in a release of approximately $69 million of valuation allowance against our NOLs; however, we do not anticipate the reorganization will have a material impact on our financial condition or cash flows.
Unrecognized Tax Benefits
At December 31, 2015, we had unrecognized tax benefits of $58 million. If recognized, $17 million of our unrecognized tax benefits could impact the annual effective tax rate and $41 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no impact to our effective tax rate. We had accrued interest and penalties of $12 million and $11 million for income tax matters at December 31, 2015 and 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and recorded $1 million, $(2) million and $(11) million for the years ended December 31, 2015, 2014 and 2013, respectively. We believe that it is reasonably possible that a decrease within the range of nil and $1 million in unrecognized tax benefits could occur within the next twelve months primarily related to foreign tax issues.
A reconciliation of the beginning and ending amounts of our unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, is as follows (in millions):

	2015	2014	2013
Balance, beginning of period	$(56)	$(68)	$(92)
Increases related to prior year tax positions	—	(4)	(7)
Decreases related to prior year tax positions	3	8	8
Increases related to current year tax positions	(5)	—	—
Decreases related to settlements	—	8	10
Decrease related to lapse of statute of limitations	—	—	13
Balance, end of period	$(58)	$(56)	$(68)

11.	Earnings per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. Reconciliations of the amounts used in the basic and diluted earnings per common share computations for the years ended December 31, 2015, 2014 and 2013, are as follows (shares in thousands):

	2015	2014	2013
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	362,033	404,837	440,666
Share-based awards	2,853	4,523	4,107
Weighted average shares outstanding (diluted)	364,886	409,360	444,773

We excluded the following items from diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013, because they were anti-dilutive (shares in thousands):

	2015	2014	2013
Share-based awards	5,340	2,859	5,062

12.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At December 31, 2015, there were 567,000 and 40,533,000 shares of our common stock authorized for issuance to participants under the Director Plan and the Equity Plan, respectively. At December 31, 2015, 149,088 shares and 12,499,779 shares remain available for future issuance under the Director Plan and the Equity Plan, respectively.
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
Stock-based compensation expense recognized for our equity classified share-based awards was $31 million, $31 million and $34 million for the years ended December 31, 2015, 2014 and 2013, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, there was unrecognized compensation cost of $24 million related to restricted stock which is expected to be recognized over a weighted average period of 1.1 years. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.
There were no material stock option grants during the years ended December 31, 2015, 2014 and 2013. A summary of all of our non-qualified stock option activity for the Calpine Equity Incentive Plans for the year ended December 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2014	11,086,320	$18.82	2.0	$43
Exercised	1,153,680	$13.70
Expired	6,877,468	$21.98
Outstanding — December 31, 2015	3,055,172	$13.62	3.9	$5
Exercisable — December 31, 2015	3,055,172	$13.62	3.9	$5
Vested and expected to vest – December 31, 2015	3,055,172	$13.62	3.9	$5
The total intrinsic value of our employee stock options exercised was $6 million, $21 million and $22 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total cash proceeds received from our employee stock options exercised was $8 million, $20 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively.
A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the year ended December 31, 2015, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2014	4,201,868	$18.01
Granted	1,614,378	$21.25
Forfeited	325,608	$19.66
Vested	1,962,368	$16.99
Nonvested — December 31, 2015	3,528,270	$19.91
The total fair value of our restricted stock and restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013, was approximately $39 million, $35 million and $25 million, respectively.
Liability Classified Share-Based Awards
During the first quarter of 2015, our Board of Directors approved the award of performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s TSR over the three-year performance period of January 1, 2015 through December 31, 2017 compared with the TSR performance of the S&P 500 companies over the same period. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $(5) million, $5 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
A summary of our performance share unit activity for the year ended December 31, 2015, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2014	867,479	$21.93
Granted	365,667	$23.91
Forfeited	113,993	$22.38
Vested	601,247	$21.82
Nonvested — December 31, 2015	517,906	$23.36

13.	Defined Contribution and Defined Benefit Plans
We maintain two defined contribution savings plans that are intended to be tax exempt under Sections 401(a) and 501(a) of the IRC. Our non-union plan generally covers employees who are not covered by a collective bargaining agreement, and our union plan covers employees who are covered by a collective bargaining agreement. We recorded expenses for these plans of approximately $12 million, $12 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively. Employer matching contributions are 100% of the first 5% of compensation a participant defers for the non-union plan. The employee deferral limit is 75% of eligible compensation under both plans.
We also maintain a defined benefit pension plan whereby retirement benefits are primarily a function of age attained, years of participation, years of service, vesting and level of compensation. As of December 31, 2015 and 2014, our pension assets, liabilities and related costs were not material to us. As of December 31, 2015 and 2014, there were approximately $14 million and $15 million in plan assets and approximately $23 million and $24 million in pension liabilities, respectively. Our net pension liability recorded on our Consolidated Balance Sheets as of December 31, 2015 and 2014, was approximately $9 million and $9 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we recognized net periodic benefit costs of approximately $2 million, $1 million and $2 million, respectively. Our net periodic benefit cost is included in plant operating expense on our Consolidated Statements of Operations. As of December 31, 2015 and 2014, the total amount recognized in AOCI for actuarial losses related to pension obligation was approximately $5 million and $5 million, respectively.
In making our estimates of our pension obligation and related costs, we utilize discount rates, rates of compensation increases and rates of return on our assets that we believe are reasonable. Due to the relatively small size of our pension liability (which is not considered material), significant changes in these assumptions would not have a material effect on our pension liability. During 2015 and 2014, we made contributions of approximately $2 million and $2 million, respectively, and estimated contributions to the pension plan are expected to be approximately $2 million in 2016. Estimated future benefit payments to participants in each of the next five years are expected to be approximately $1 million in each year.

14.	Capital Structure
Common Stock
Our authorized common stock consists of 1.4 billion shares of Calpine Corporation common stock. Common stock issued as of December 31, 2015 and 2014, was 356,755,747 shares and 502,287,022 shares, respectively, at a par value of $0.001 per share. Common stock outstanding as of December 31, 2015 and 2014, was 356,662,004 shares and 381,921,264 shares, respectively. The table below summarizes our common stock activity for the years ended December 31, 2015, 2014 and 2013.

	Shares Issued	Shares Held in Treasury	Shares Outstanding
Balance, December 31, 2012	492,495,100	(35,446,130)	457,048,970
Shares issued under Calpine Equity Incentive Plans	5,345,956	(2,323,828)	3,022,128
Share repurchase program	—	(31,032,110)	(31,032,110)
Balance, December 31, 2013	497,841,056	(68,802,068)	429,038,988
Shares issued under Calpine Equity Incentive Plans	4,445,966	(1,879,167)	2,566,799
Share repurchase program	—	(49,684,523)	(49,684,523)
Balance, December 31, 2014	502,287,022	(120,365,758)	381,921,264
Shares issued under Calpine Equity Incentive Plans	2,431,236	(1,089,328)	1,341,908
Share repurchase program	—	(26,601,168)	(26,601,168)
Retirement of shares held in treasury	(147,962,511)	147,962,511	—
Balance, December 31, 2015	356,755,747	(93,743)	356,662,004
Treasury Stock
As of December 31, 2015 and 2014, we had treasury stock of 93,743 shares and 120,365,758 shares, respectively, with a cost of $1 million and $2.3 billion, respectively. During 2015, we repurchased a total of 26.6 million shares of our outstanding common stock for approximately $529 million at an average price of $19.87 per share. Our treasury stock also consists of our common stock withheld to satisfy federal, state and local income tax withholding requirements for vested employee restricted stock awards and net share employee stock options exercises under the Equity Plan. All treasury stock is held at cost.

15.	Commitments and Contingencies
Long-Term Service Agreements
As of December 31, 2015, the total estimated commitments for LTSAs associated with turbines were approximately $183 million. These commitments are payable over the terms of the respective agreements, which range from 1 to 10 years. LTSA future commitment estimates are based on the stated payment terms in the contracts at the time of execution and are subject to an annual inflationary adjustment. Certain of these agreements have terms that allow us to cancel the contracts for a fee. If we cancel such contracts, the estimated commitments remaining for LTSAs would be reduced.
Power Plant, Land and Other Operating Leases
We have entered into a long-term operating lease for one of our power plants, extending through 2020, which includes renewal options or purchase options at fair value and contain customary restrictions on dividends up to Calpine Corporation, additional debt and further encumbrances similar to those typically found in project finance agreements. Payments on our operating lease, which may contain escalation clauses or step rent provisions, are recognized on a straight-line basis. Certain capital improvements associated with our leased power plant may be deemed to be leasehold improvements and are amortized over the shorter of the term of the lease or the economic life of the capital improvement. We have also entered into various land and other operating leases for ground facilities and operations, which extend through 2069. Future minimum rent payments under these lease agreements, including renewal options and rent escalation clauses, are as follows (in millions):

	Initial Year	2016	2017	2018	2019	2020	Thereafter	Total
Land and other operating leases	various	$16	$15	$15	$15	$15	$199	$275
Power plant operating lease	2000	22	22	22	30	—	—	96
Total leases		$38	$37	$37	$45	$15	$199	$371
During the years ended December 31, 2015, 2014 and 2013, rent expense for power plant, land and other operating leases amounted to $43 million, $46 million and $47 million, respectively.
Production Royalties and Leases
We are obligated under numerous geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates or adjusted based on consumer price index changes and are not material. Under the terms of most geothermal leases, the royalties accrue as a percentage of power revenues. Certain properties also have net profits and overriding royalty interests that are in addition to the land base lease royalties. Some lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level. Production royalties for geothermal power plants for the years ended December 31, 2015, 2014 and 2013, were $23 million, $28 million and $27 million, respectively.
Office Leases
We lease our corporate and regional offices under noncancelable operating leases extending through 2022. Future minimum lease payments under these leases are as follows (in millions):

2016	$13
2017	13
2018	13
2019	12
2020	10
Thereafter	—
Total	$61

Lease payments are subject to adjustments for our pro rata portion of annual increases or decreases in building operating costs. During the years ended December 31, 2015, 2014 and 2013, rent expense for noncancelable operating leases was $11 million, $11 million and $12 million, respectively.
Natural Gas Purchases
We enter into natural gas purchase contracts of various terms with third parties to supply natural gas to our natural gas-fired power plants. The majority of our purchases are made in the spot market or under index-priced contracts. These contracts are accounted for as executory contracts and therefore not recognized as liabilities on our Consolidated Balance Sheet. At December 31, 2015, we had future commitments for the purchase, transportation, or storage of commodities as detailed below (in millions):

2016	$255
2017	145
2018	124
2019	95
2020	85
Thereafter	628
Total	$1,332
Guarantees and Indemnifications
As part of our normal business operations, we enter into various agreements providing, or otherwise arranging, financial or performance assurance to third parties on behalf of our subsidiaries in the ordinary course of such subsidiaries’ respective business. Such arrangements include guarantees, standby letters of credit and surety bonds for power and natural gas purchase and sale arrangements, retail contracts and contracts associated with the development, construction, operation and maintenance of our fleet of power plants. These arrangements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes.
At December 31, 2015, guarantees of subsidiary debt, standby letters of credit and surety bonds to third parties and guarantees of subsidiary operating lease payments and their respective expiration dates were as follows (in millions):

Guarantee Commitments	2016	2017	2018	2019	2020	Thereafter	Total
Guarantee of subsidiary debt(1)	$36	$26	$31	$30	$30	$118	$271
Standby letters of credit(2)(3)(5)	656	40	—	21	—	38	755
Surety bonds(4)(5)(6)	—	—	—	—	—	5	5
Total	$692	$66	$31	$51	$30	$161	$1,031
____________

(1)	Represents Calpine Corporation guarantees of certain power plant capital leases and related interest. All guaranteed capital leases are recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above represent those disclosed in Note 6.

(3)
Letters of credit are renewed annually and as such all amounts are reflected in the year of letter of credit expiration. The related commercial obligations extend for multiple years, therefore, renewal of the letter of credit will likely follow the term of the associated commercial obligation.

(4)	The majority of surety bonds do not have expiration or cancellation dates.

(5)	These are contingent off balance sheet obligations.

(6)	As of December 31, 2015, no cash collateral is outstanding related to these bonds.
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
Commercial Agreements — In connection with the purchase and sale of power, natural gas, environmental products and fuel oil to and from third parties with respect to the operation of our power plants, we may be required to guarantee a portion of the obligations of certain of our subsidiaries. We may also be required to guarantee performance obligations associated with our marketing, hedging, optimization and trading activities to manage our exposure to changes in prices for energy commodities. These guarantees may include future payment obligations and effectively guarantee our future performance under certain agreements.
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
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of December 31, 2015, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations.
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

16.	Segment and Significant Customer Information
We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. At December 31, 2015, our reportable segments were West (including geothermal), Texas and East (including Canada). We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments.
Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Year Ended December 31, 2015
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$2,089	$2,344	$2,039	$—	$6,472
Intersegment revenues	5	15	8	(28)	—
Total operating revenues	$2,094	$2,359	$2,047	$(28)	$6,472
Commodity Margin	$1,106	$736	$944	$—	$2,786
Add: Mark-to-market commodity activity, net and other(1)	160	(120)	(92)	(29)	(81)
Less:
Plant operating expense	416	338	292	(28)	1,018
Depreciation and amortization expense	250	204	184	—	638
Sales, general and other administrative expense	35	63	40	—	138
Other operating expenses	37	9	36	(2)	80
(Income) from unconsolidated investments in power plants	—	—	(24)	—	(24)
Income from operations	528	2	324	1	855
Interest expense, net of interest income					624
Debt modification and extinguishment costs and other (income) expense, net					58
Income before income taxes					$173

	Year Ended December 31, 2014
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$2,352	$3,229	$2,449	$—	$8,030
Intersegment revenues	6	23	47	(76)	—
Total operating revenues	$2,358	$3,252	$2,496	$(76)	$8,030
Commodity Margin(2)	$1,050	$760	$949	$—	$2,759
Add: Mark-to-market commodity activity, net and other(1)	220	142	48	(31)	379
Less:
Plant operating expense	385	313	302	(31)	969
Depreciation and amortization expense	245	191	168	(1)	603
Sales, general and other administrative expense	41	64	39	—	144
Other operating expenses	50	5	32	1	88
Impairment losses	—	—	123	—	123
(Gain) on sale of assets, net	—	—	(753)	—	(753)
(Income) from unconsolidated investments in power plants	—	—	(25)	—	(25)
Income from operations	549	329	1,111	—	1,989
Interest expense, net of interest income					639
Debt extinguishment costs and other (income) expense, net					367
Income before income taxes					$983

	Year Ended December 31, 2013
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,937	$2,347	$2,017	$—	$6,301
Intersegment revenues	5	(4)	117	(118)	—
Total operating revenues	$1,942	$2,343	$2,134	$(118)	$6,301
Commodity Margin(2)	$1,020	$632	$916	$—	$2,568
Add: Mark-to-market commodity activity, net and other(1)	(50)	51	27	(31)	(3)
Less:
Plant operating expense	365	269	292	(31)	895
Depreciation and amortization expense	227	165	203	(2)	593
Sales, general and other administrative expense	37	56	42	1	136
Other operating expenses	45	3	33	—	81
Impairment losses	16	—	—	—	16
(Income) from unconsolidated investments in power plants	—	—	(30)	—	(30)
Income from operations	280	190	403	1	874
Interest expense, net of interest income					690
Debt extinguishment costs and other (income) expense, net					164
Income before income taxes					$20
__________

(1)
Includes $(2) million, $(5) million and $6 million of lease levelization and $20 million, $14 million and $14 million of amortization expense for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Our East segment includes Commodity Margin of $81 million and $152 million for the years ended December 31, 2014 and 2013, respectively, related to the six power plants in our East segment that were sold in July 2014.

Significant Customers
For the years ended December 31, 2015 and 2013, we had two significant customers, PJM Settlement, Inc. and PG&E, that individually accounted for more than 10% of our annual consolidated revenues. For the year ended December 31, 2014, we had only one significant customer, PJM Settlement, Inc. that individually accounted for more than 10% of our annual consolidated revenues. Our revenues from PJM Settlement, Inc. for the years ended December 31, 2015, 2014 and 2013 were approximately $724 million, $1.0 billion and $820 million respectively, and were attributed to our East segment. Our revenues from PG&E were approximately $642 million and $694 million for the years ended December 31, 2015 and 2013 respectively, which were attributed to our West segment.

17.	Quarterly Consolidated Financial Data (unaudited)
Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, our restructuring activities (including asset sales and dispositions), the completion of development projects, the timing and amount of curtailment of operations under the terms of certain PPAs, the degree of risk management and marketing, hedging, optimization and trading activities, energy commodity market prices and variations in levels of production. Furthermore, the majority of the dollar value of capacity payments under certain of our PPAs are received during the months of May through October.

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in millions, except per share amounts)
2015
Operating revenues	$1,436	$1,948	$1,442	$1,646
Income from operations	$22	$466	$201	$166
Net income (loss) attributable to Calpine	$(47)	$273	$19	$(10)
Net income (loss) per common share attributable to Calpine — Basic	$(0.13)	$0.77	$0.05	$(0.03)
Net income (loss) per common share attributable to Calpine — Diluted	$(0.13)	$0.76	$0.05	$(0.03)

2014
Operating revenues	$1,939	$2,187	$1,939	$1,965
Income from operations	$390	$1,126	$329	$144
Net income (loss) attributable to Calpine	$210	$614	$139	$(17)
Net income (loss) per common share attributable to Calpine — Basic	$0.55	$1.54	$0.33	$(0.04)
Net income (loss) per common share attributable to Calpine — Diluted	$0.54	$1.52	$0.33	$(0.04)

CALPINE CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
Year Ended December 31, 2015
Allowance for doubtful accounts	$4	$(2)	$—	$—	$2
Deferred tax asset valuation allowance	1,836	(199)	—	—	1,637
Year Ended December 31, 2014
Allowance for doubtful accounts	$5	$(1)	$—	$—	$4
Deferred tax asset valuation allowance	2,246	(410)	—	—	1,836
Year Ended December 31, 2013
Allowance for doubtful accounts	$6	$4	$(5)	$—	$5
Deferred tax asset valuation allowance	2,222	24	—	—	2,246

EXHIBIT INDEX

Exhibit Number	Description
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

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on February 1, 2008).

3.2	Amended and Restated Bylaws of the Company (as amended through May 13, 2015) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2015).

4.1
Indenture, dated January 14, 2011, among Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, as trustee, including the form of the 7.875% senior secured notes due 2023 (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on January 14 , 2011).

4.2
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

Exhibit Number	Description
4.6
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

4.7
Indenture dated as of October 31, 2013, for the senior secured notes due 2022 among each of Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 31, 2013).

4.8
Indenture dated as of October 31, 2013, for the senior secured notes due 2024 among each of Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 31, 2013).

4.9
Indenture, dated July 8, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3ASR filed with the SEC on July 8, 2014).

4.10
First Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2023 Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.11
Second Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2025 Notes (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.12	Form of 2023 Note (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.13	Form of 2025 Note (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.14
Third Supplemental Indenture, dated as of February 3, 2015, between the Company and the Trustee, governing the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

4.15	Form of 2024 Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

10.1	Financing Agreements.

10.1.1
Credit Agreement, dated as of December 10, 2010, among Calpine Corporation, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, the lenders party thereto and other parties thereto (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

10.1.2
Credit Agreement, dated March 9, 2011 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Citibank, N.A., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as co-documentation agents and Goldman Sachs Bank USA as syndication agent (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K filed with the SEC on March 10, 2011).

10.1.3
Amended and Restated Guarantee and Collateral Agreement, dated as of December 10, 2010, made by the Company and certain of the Company's subsidiaries party thereto in favor of Goldman Sachs Credit Partners, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on July 29, 2011).

10.1.4
Credit Agreement, dated October 9, 2012 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Barclays Bank PLC, Deutsche Bank Securities Inc., and RBC Capital Markets, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 10, 2012).

Exhibit Number	Description
10.1.5
Amendment to the Credit Agreement, dated February 15, 2013 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Citibank, N.A., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as co-documentation agents and Goldman Sachs Bank USA as syndication agent (incorporated by reference to Exhibit 10.9 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).

10.1.6
Amendment to the Credit Agreement, dated February 15, 2013 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, Barclays Bank PLC, Deutsche Bank Securities Inc., and RBC Capital Markets, as co-documentation agents (incorporated by reference to Exhibit 10.10 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).

10.1.7
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

10.1.8
Amendment No. 1 to the December 10, 2010 Credit Agreement, dated as of June 27, 2013, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2013).

10.1.9
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

10.1.10
Incremental Term B-2 Loan Commitment Supplement to the Credit Agreement, dated February 26, 2014, among Calpine Construction Finance Company, L.P. as borrower and the lenders party thereto, and Goldman Sachs Lending Partners, LLC as administrative agent and as collateral agent under the Credit Agreement, dated as of May 3, 2013 and as amended on February 20, 2014 (incorporated by reference to Exhibit 10.2 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014).

10.1.11	Calpine Guarantee, dated April 17, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.12
LS Power Equity Partners Guarantee, dated April 17, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.13
Confidentiality and Non-Disclosure Agreement, dated February 19, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.14
Amendment to Confidentiality and Non-disclosure Agreement, dated April 17, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014).

10.1.15
Amendment No. 2 to the Credit Agreement, dated as of July 30, 2014, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014).

10.1.16
Share Repurchase Agreement, dated July 8, 2014, by and between Calpine Corporation and LSP Cal Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2014).

Exhibit Number	Description
10.1.17
Credit Agreement, dated as of May 28, 2015 among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent , and Goldman Sachs Bank USA, MUFG Union Bank, N.A., Barclays Bank Plc and Royal Bank of Canada, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2015).

10.1.18
Credit Agreement, dated as of December 15, 2015 among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Goldman Sachs Credit Partners L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015).

10.1.19
Amendment No. 3 to the Credit Agreement, dated as of February 8, 2016, among Calpine Corporation, as borrower, the guarantors party thereto, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, The Bank of Tokyo-Mitsubishi UFJ Ltd, as successor administrative agent, MUFG Union Bank, N.A., as successor collateral agent, and the lenders party thereto.*

10.2	Management Contracts or Compensatory Plans, Contracts or Arrangements.

10.2.1.1
Employment Agreement, dated August 10, 2008, between the Company and Jack A. Fusco (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Jack A. Fusco) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 12, 2008).†

10.2.1.3
Non-Qualified Stock Option Agreement between the Company and Jack Fusco, dated August 11, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.1.4
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.1.5
Restricted Stock Award Agreement between the Company and Jack A. Fusco, dated December 21, 2012 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.1.6
Amended and Restated Executive Employment Agreement between the Company and Jack A. Fusco, dated December 18, 2015 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

10.2.2
Letter Agreement, dated December 17, 2008, between the Company and Zamir Rauf (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 19, 2008).†

10.2.3.1
Letter Agreement, dated September 1, 2008, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (John B. (Thad) Hill) (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.3.3
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.3.4
Non-Qualified Stock Option Agreement between the Company and John B. (Thad) Hill, dated November 3, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2010).†

10.2.3.5
Amendment to the Letter Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

Exhibit Number	Description
10.2.3.6
Restricted Stock Award Agreement between the Company and John B. (Thad) Hill, dated December 21, 2012 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.3.7
Employment Agreement, dated November 6, 2013, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.2.3.7 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014).†

10.2.3.8
Restricted Stock Agreement Pursuant to the Amended and Restated 2008 Equity Incentive Plan, dated May 13, 2014 among John B. (Thad) Hill and Calpine Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014).†

10.2.4.1
Employment Agreement, dated August 11, 2008, between the Company and W. Thaddeus Miller (incorporated by reference to Exhibit 10.2.7 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).†

10.2.4.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Thaddeus Miller) (incorporated by reference to Exhibit 4.4 to Calpine’s Registration Statement on Form S-8 (Registration No. 333-153860) filed with the SEC on October 6, 2008).†

10.2.4.3
Non-Qualified Stock Option Agreement between the Company and W. Thaddeus Miller, dated August 11, 2010 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 17, 2010).†

10.2.4.4
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.5 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 26, 2012).†

10.2.4.5
Restricted Stock Award Agreement between the Company and W. Thaddeus Miller, dated December 21, 2012 (incorporated by reference to Exhibit 10.6 to Calpine’s Current Report on Form 8-K filed, with the SEC on December 26, 2012).†

10.2.4.6
Amended and Restated Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 18, 2015 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

10.2.5
Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.2.5 to Calpine’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010).†

10.2.6
Calpine Corporation 2010 Calpine Incentive Plan (incorporated by reference to Exhibit 10.6 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).†

10.2.7
Calpine Corporation 2009 Calpine Incentive Plan (incorporated by reference to Exhibit 10.2 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009).†

10.2.7.1
The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.7.2
Form of Non-Qualified Stock Option Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.7.3
Form of Restricted Stock Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.4 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.2.8
The Amended and Restated Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Annex A to Calpine’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2010).†

10.2.9
Calpine Corporation Amended and Restated Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on November 8, 2013).†

Exhibit Number	Description
10.2.10
Amendment to the Executive Employment Agreement between the Company and Jack A. Fusco, dated February 28, 2013 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.11
Amendment to the Executive Employment Agreement between the Company and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.12
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.13
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf, dated February 28, 2013 (incorporated by reference to Exhibit 10.4 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.14
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.5 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013). †

10.2.15
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf, dated February 28, 2013 (incorporated by reference to Exhibit 10.6 to Calpine’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).†

10.2.16
Amended and Restated Restricted Stock Award Agreement between the Company and Jack A. Fusco, dated February 28, 2013 (incorporated by reference to Exhibit 10.7 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).†

10.2.17
Amended and Restated Restricted Stock Award Agreement between the Company and W. Thaddeus Miller, dated February 28, 2013 (incorporated by reference to Exhibit 10.8 to Calpine’s 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013).†

10.2.18	Amended and Restated Calpine Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on May 10, 2013).†

10.2.19
Form of Restricted Stock Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014)(incorporated by reference to Exhibit 10.4 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.20
Form of Restricted Stock Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.5 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.21
Form of Performance Share Unit Award Agreement between the Company and Jack A. Fusco and W. Thaddeus Miller (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.6 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.22
Form of Performance Share Unit Award Agreement between the Company and John B. (Thad) Hill and Zamir Rauf (Pursuant to the Amended and Restated Calpine Corporation 2008 Equity Incentive Plan, dated February 26, 2014) (incorporated by reference to Exhibit 10.7 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 1, 2014). †

10.2.23
Separation Agreement between the Company and John Adams, dated August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 30, 2015).

10.2.24
Amended and Restated Executive Employment Agreement between the Company and Jack A. Fusco, dated December 18, 2015 (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

Exhibit Number	Description
10.2.25
Amended and Restated Executive Employment Agreement between the Company and W. Thaddeus Miller, dated December 18, 2015 (incorporated by reference to Exhibit 10.3 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2015).†

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