Form 10-Q
period 2016-09-30
CALPINE CORP
filed 2016-10-28
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 359,087,745 shares of common stock, par value $0.001, were outstanding as of October 26, 2016.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

i

DEFINITIONS
As used in this report for the quarter ended September 30, 2016 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

2023 Senior Unsecured Notes	The $1.25 billion aggregate principal amount of 5.375% senior unsecured notes due 2023, issued July 22, 2014

2024 First Lien Notes	The $490 million aggregate principal amount of 5.875% senior secured notes due 2024, issued October 31, 2013

2024 Senior Unsecured Notes	The $650 million aggregate principal amount of 5.5% senior unsecured notes due 2024, issued February 3, 2015

2025 Senior Unsecured Notes	The $1.55 billion aggregate principal amount of 5.75% senior unsecured notes due 2025, issued July 22, 2014

2026 First Lien Notes	The $625 million aggregate principal amount of 5.25% senior unsecured notes due 2026, issued May 31, 2016

AB 32	California Assembly Bill 32

ABBREVIATION	DEFINITION
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

Champion Energy
Champion Energy Marketing, LLC, which owns a retail electric provider that serves residential, governmental, commercial and industrial customers in deregulated electricity markets in Texas, Illinois, Pennsylvania, Ohio, New Jersey, Maryland, Massachusetts, New York, Delaware, Maine, Connecticut, California and the District of Columbia

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

CPUC	California Public Utilities Commission

Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

EBITDA	Net income (loss) attributable to Calpine before net (income) loss attributable to the noncontrolling interest, interest, taxes, depreciation and amortization

Equity Plan	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan

ERCOT	Electric Reliability Council of Texas

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2023 First Lien Notes, the 2024 First Lien Notes and the 2026 First Lien Notes

First Lien Term Loans	Collectively, the 2019 First Lien Term Loan, the 2020 First Lien Term Loan, the 2022 First Lien Term Loan and the 2023 First Lien Term Loans

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

ABBREVIATION	DEFINITION
IPP(s)	Independent Power Producers

IPP Peers	Dynegy Inc., NRG Energy, Inc. and Talen Energy Corporation

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s)

ISO-NE	ISO New England Inc., an independent nonprofit RTO serving states in the New England area, including Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NAES
Noble Americas Energy Solutions, LLC, the largest independent supplier of power to commercial and industrial retail customers in the United States with customers in 18 states including California, Texas, the Mid-Atlantic and the Northeast

New 2023 First Lien Term Loan
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

RTO(s)	Regional Transmission Organization(s)

v

ABBREVIATION	DEFINITION
SEC	U.S. Securities and Exchange Commission

Securities Act	U.S. Securities Act of 1933, as amended

Senior Unsecured Notes	Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes and the 2025 Senior Unsecured Notes

SO2	Sulfur dioxide

Spark Spread(s)	The difference between the sales price of power per MWh and the cost of natural gas to produce it

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

•
Natural disasters, such as hurricanes, earthquakes, droughts, wildfires and floods, acts of terrorism or cyber attacks that may affect our power plants or the markets our power plants or retail operations serve and our corporate headquarters;

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$2,063	$1,888	$5,199	$4,933
Mark-to-market gain (loss)	287	55	(79)	89
Other revenue	5	5	14	14
Operating revenues	2,355	1,948	5,134	5,036
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,294	943	3,197	2,754
Mark-to-market (gain) loss	178	130	(57)	95
Fuel and purchased energy expense	1,472	1,073	3,140	2,849
Plant operating expense	215	200	741	732
Depreciation and amortization expense	161	166	503	484
Sales, general and other administrative expense	33	33	106	100
Other operating expenses	18	16	55	56
Total operating expenses	1,899	1,488	4,545	4,221
(Income) from unconsolidated investments in power plants	(6)	(6)	(16)	(18)
Income from operations	462	466	605	833
Interest expense	158	159	472	471
Interest (income)	(1)	(1)	(3)	(3)
Debt modification and extinguishment costs	—	—	15	32
Other (income) expense, net	8	1	21	8
Income before income taxes	297	307	100	325
Income tax expense (benefit)	(4)	28	17	32
Net income	301	279	83	293
Net income attributable to the noncontrolling interest	(6)	(6)	(15)	(11)
Net income attributable to Calpine	$295	$273	$68	$282

Basic earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	354,215	355,443	353,929	365,053
Net income per common share attributable to Calpine — basic	$0.83	$0.77	$0.19	$0.77

Diluted earnings per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	356,352	357,676	355,980	368,219
Net income per common share attributable to Calpine — diluted	$0.83	$0.76	$0.19	$0.77

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$301	$279	$83	$293
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	7	(16)	(33)	(32)
Reclassification adjustment for loss on cash flow hedges realized in net income	11	12	33	36
Foreign currency translation gain (loss)	(3)	(11)	9	(19)
Income tax expense	—	—	—	—
Other comprehensive income (loss)	15	(15)	9	(15)
Comprehensive income	316	264	92	278
Comprehensive (income) attributable to the noncontrolling interest	(8)	(5)	(15)	(11)
Comprehensive income attributable to Calpine	$308	$259	$77	$267

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($135 and $118 attributable to VIEs)	$561	$906
Accounts receivable, net of allowance of $5 and $2	801	644
Inventories	518	475
Margin deposits and other prepaid expense	178	137
Restricted cash, current ($141 and $132 attributable to VIEs)	210	216
Derivative assets, current	959	1,698
Current assets held for sale	452	—
Other current assets	36	19
Total current assets	3,715	4,095
Property, plant and equipment, net ($3,758 and $4,062 attributable to VIEs)	13,069	13,012
Restricted cash, net of current portion ($14 and $11 attributable to VIEs)	15	12
Investments in power plants	80	79
Long-term derivative assets	323	313
Long-term assets held for sale	—	130
Other assets ($63 and $119 attributable to VIEs)	786	1,040
Total assets	$17,988	$18,681
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$590	$552
Accrued interest payable	144	129
Debt, current portion ($164 and $166 attributable to VIEs)	197	221
Derivative liabilities, current	991	1,734
Other current liabilities	392	412
Total current liabilities	2,314	3,048
Debt, net of current portion ($3,013 and $3,096 attributable to VIEs)	11,623	11,716
Long-term derivative liabilities	436	473
Other long-term liabilities	344	277
Total liabilities	14,717	15,514

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 359,609,997 and 356,755,747 shares issued, respectively, and 359,080,056 and 356,662,004 shares outstanding, respectively	—	—
Treasury stock, at cost, 529,941 and 93,743 shares, respectively	(7)	(1)
Additional paid-in capital	9,618	9,594
Accumulated deficit	(6,237)	(6,305)
Accumulated other comprehensive loss	(170)	(179)
Total Calpine stockholders’ equity	3,204	3,109
Noncontrolling interest	67	58
Total stockholders’ equity	3,271	3,167
Total liabilities and stockholders’ equity	$17,988	$18,681

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$83	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	672	519
Debt extinguishment costs	15	1
Deferred income taxes	15	12
Mark-to-market activity, net	21	4
(Income) from unconsolidated investments in power plants	(16)	(18)
Return on unconsolidated investments in power plants	19	23
Stock-based compensation expense	23	19
Other	1	(1)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(168)	42
Derivative instruments, net	(71)	(44)
Other assets	(75)	(199)
Accounts payable and accrued expenses	46	(200)
Other liabilities	102	108
Net cash provided by operating activities	667	559
Cash flows from investing activities:
Purchases of property, plant and equipment	(337)	(411)
Purchase of Granite Ridge Energy Center	(526)	—
Decrease (increase) in restricted cash	2	(31)
Other	20	(8)
Net cash used in investing activities	(841)	(450)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	556	1,592
Repayment of CCFC Term Loans and First Lien Term Loans	(1,220)	(1,622)
Borrowings under Senior Unsecured Notes	—	650
Borrowings under First Lien Notes	625	—
Repurchase of First Lien Notes	—	(147)
Repayments of project financing, notes payable and other	(98)	(102)
Financing costs	(27)	(17)
Stock repurchases	—	(510)
Shares withheld for tax obligations on share-based awards	(5)	(11)
Other	(2)	—
Net cash used in financing activities	(171)	(167)
Net decrease in cash and cash equivalents	(345)	(58)
Cash and cash equivalents, beginning of period	906	717
Cash and cash equivalents, end of period	$561	$659

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$421	$465
Income taxes	$10	$19

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$(4)	$(17)
Additions to property, plant and equipment through capital lease	$—	$9
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
September 30, 2016
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale power markets in California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment) of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our retail customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2015, included in our 2015 Form 10-K. The results for interim periods are not indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues and expenses, timing of major maintenance expense, variations resulting from the application of the method to calculate the provision for income tax for interim periods, volatility of commodity prices and mark-to-market gains and losses from commodity and interest rate derivative contracts.
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

The table below represents the components of our restricted cash as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016			December 31, 2015
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$39	$7	$46	$28	$8	$36
Construction/major maintenance	34	4	38	50	2	52
Security/project/insurance	134	2	136	136	—	136
Other	3	2	5	2	2	4
Total	$210	$15	$225	$216	$12	$228
Business Interruption Proceeds — We record business interruption insurance proceeds when they are realizable and recorded approximately $9 million and $17 million of business interruption proceeds in operating revenues during the three and nine months ended September 30, 2016, respectively. We did not record any business interruption proceeds during the three and nine months ended September 30, 2015.
Property, Plant and Equipment, Net — At September 30, 2016 and December 31, 2015, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30, 2016	December 31, 2015	Depreciable Lives
Buildings, machinery and equipment	$16,478	$16,294	3 – 46 Years
Geothermal properties	1,376	1,319	13 – 58 Years
Other	228	208	3 – 46 Years
	18,082	17,821
Less: Accumulated depreciation	5,719	5,377
	12,363	12,444
Land	119	120
Construction in progress	587	448
Property, plant and equipment, net	$13,069	$13,012
Capitalized Interest — The total amount of interest capitalized was $5 million and $3 million for the three months ended September 30, 2016 and 2015 and $14 million and $12 million for the nine months ended September 30, 2016 and 2015, respectively.
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

The use of this method involves inherent uncertainty. We use our best estimates in making these evaluations and consider various factors, including forward price curves for power and fuel costs and forecasted operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates, and the effect of such variations could be material.
When we determine that our assets meet the assets held-for-sale criteria, they are reported at the lower of their carrying amount or fair value less the cost to sell. We are also required to evaluate our equity method investments to determine whether or not they are impaired when the value is considered an “other than a temporary” decline in value.
Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. We will also discount the estimated future cash flows associated with the asset using a single interest rate representative of the risk involved with such an investment including contract terms, tenor and credit risk of counterparties. We may also consider prices of similar assets, consult with brokers, or employ other valuation techniques. We use our best estimates in making these evaluations and consider various factors, including forward price curves for power and fuel costs and forecasted operating costs. However, actual future market prices and project costs could vary from the assumptions used in our estimates, and the effect of such variations could be material.
We did not record any material impairments during the three and nine months ended September 30, 2016 and 2015.
New Accounting Standards and Disclosure Requirements
Revenue Recognition — In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.” The comprehensive new revenue recognition standard will supersede all existing revenue recognition guidance. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period and allows for either full retrospective or modified retrospective adoption with early adoption being prohibited. In August 2015, the FASB deferred the effective date of Accounting Standards Update 2014-09 for public entities by one year, such that the standard will become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The standard permits entities to adopt early, but only as of the original effective date. In March 2016, the FASB issued Accounting Standards Update 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies implementation guidance for principal versus agent considerations in the new revenue recognition standard. In May 2016, the FASB issued Accounting Standards Update 2016-12 “Narrow-Scope Improvements and Practical Expedients” which addresses assessing the collectability of a contract, the presentation of sales taxes and other taxes collected from customers, non-cash consideration and completed contracts and contract modifications at transition. We are currently assessing the potential effect the revenue recognition standard may have on our financial condition, results of operations or cash flows.
Consolidation — In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis.” The standard amends the consolidation model used in determining whether a reporting entity should consolidate the financial results of certain of its partially- and wholly-owned subsidiaries. All of our subsidiaries are subject to reevaluation under the revised consolidation model. Specifically, the amendments (i) modify the evaluation of whether limited partnerships and similar legal entities are voting interest entities or VIEs, (ii) eliminate the presumption that a general partner should consolidate the financial results of a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide an exception for certain types of entities. This standard became effective for fiscal periods beginning after December 15, 2015, including interim periods within that reporting period. We adopted Accounting Standards Update 2015-02 in the first quarter of 2016 which did not have a material effect on our financial condition, results of operations or cash flows.
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

Cloud Computing Arrangements — In April 2015, the FASB issued Accounting Standards Update 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The standard provides guidance regarding whether a cloud computing arrangement represents a software license or a service contract. The standard became effective for fiscal years beginning after December 15, 2015, including interim periods. We adopted Accounting Standards Update 2015-05 in the first quarter of 2016 which did not have a material effect on our financial condition, results of operations or cash flows.
Inventory — In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory.” The standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. We do not anticipate a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.
Leases — In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases.” The comprehensive new lease standard will supersede all existing lease guidance. The standard requires that a lessee should recognize a right-to-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. Entities may make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For lessors, the accounting for leases remains substantially unchanged. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period and requires modified retrospective adoption with early adoption permitted. We are currently assessing the potential effect this standard may have on our financial condition, results of operations or cash flows.
Stock-Based Compensation — In March 2016, the FASB issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard applies to several aspects of accounting for stock-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. The standard also requires that shares withheld to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees be presented as a financing activity in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the standard, with early adoption permitted. We early adopted Accounting Standards Update 2016-09 in the third quarter of 2016. The cumulative-effect adjustment to accumulated deficit for all excess tax benefits not previously recognized as of the beginning of the year is substantially offset by a corresponding change in the valuation allowance. The implementation of Accounting Standards Update 2016-09 did not have a material effect on our financial condition, results of operations or cash flows.
Statement of Cash Flows — In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and allows for retrospective adoption with early adoption permitted. We do not anticipate a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.

2.	Acquisitions and Divestitures
Acquisition of NAES
On October 9, 2016, we announced that we entered into an agreement, through our indirect, wholly-owned subsidiaries Calpine Energy Services Holdco II, LLC and Calpine Energy Financial Holdings, LLC, to purchase NAES and a swap contract from Noble Americas Gas & Power Corp. and Noble Group Limited for approximately $800 million plus approximately $100 million of net working capital estimated at closing. We expect to recover approximately $200 million through collateral synergies and the runoff of acquired legacy hedges, substantially within the first year. NAES is a commercial and industrial retail electricity provider with customers in 18 states in the U.S. including California, Texas, the Mid-Atlantic and Northeast, where our wholesale power generation fleet is primarily concentrated. The acquisition of this large direct energy sales platform is consistent with our stated goal of getting closer to our end-use customers and expands our retail customer base, complementing our existing retail business while providing us a valuable sales channel for reaching a much greater portion of the load we seek to serve. The transaction is expected to close in the fourth quarter of 2016, subject to federal regulatory approval and approval of the shareholders of Noble Group Limited, and will be funded with a combination of cash on hand and debt financing.

Acquisition of Granite Ridge Energy Center
On February 5, 2016, we, through our indirect, wholly-owned subsidiary Calpine Granite Holdings, LLC, completed the purchase of Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW (summer peaking capacity of 695 MW), from Granite Ridge Holdings, LLC, for approximately $500 million, excluding working capital and other adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant increased capacity in our East segment, specifically the constrained New England market. Beginning operations in 2003, Granite Ridge Energy Center is located in Londonderry, New Hampshire and features two combustion turbines, two heat recovery steam generators and one steam turbine. We funded the acquisition with a combination of cash on hand and our 2023 First Lien Term Loan obtained in the fourth quarter of 2015, and the purchase price was primarily allocated to property, plant and equipment. The pro forma incremental effect of Granite Ridge Energy Center on our results of operations for each of the three and nine months ended September 30, 2016 and 2015 is not material.
Acquisition of Champion Energy
On October 1, 2015, we, through our indirect, wholly-owned subsidiary Calpine Energy Services Holdco, LLC, completed the purchase of Champion Energy Marketing, LLC from a subsidiary of Crane Champion Holdco, LLC, which owned a 75% interest, and EDF Trading North America, LLC, which owned a 25% interest, for approximately $240 million, excluding working capital adjustments. The addition of this well-established retail sales organization is consistent with our stated goal of getting closer to our end-use customers and provides us a valuable sales channel for directly reaching a much greater portion of the load we seek to serve. The purchase price was funded with cash on hand and any excess of the purchase price over the fair values of Champion Energy’s assets and liabilities was recorded as goodwill; however, the goodwill we recorded as a result of this acquisition was immaterial. The purchase price allocation was finalized during the third quarter of 2016 which did not result in any material adjustments.
Sale of Mankato Power Plant
On October 26, 2016, we, through our indirect, wholly-owned subsidiaries, New Steamboat Holdings, LLC and Mankato Holdings, LLC, completed the sale of our Mankato Power Plant, a 375 MW natural gas-fired, combined-cycle power plant and 345 MW expansion project under advanced development located in Minnesota, to Southern Power Company, a subsidiary of Southern Company, for $396 million, excluding working capital and other adjustments. This transaction supports our effort to divest non-core assets outside our strategic concentration. We expect to use the proceeds from the sale to fund pending acquisitions and for other corporate purposes. We expect to record a gain on sale of assets, net of approximately $160 million during the fourth quarter of 2016, and our federal and state NOLs will almost entirely offset the projected taxable gain from the sale.
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

Assets Held for Sale
The assets of South Point Energy Center, which is part of our West segment, and the assets of Osprey Energy Center and Mankato Power Plant, including the expansion project at our Mankato Power Plant, which are part of our East segment, are reported as current assets held for sale on our Consolidated Condensed Balance Sheet at September 30, 2016.
The table below presents the components of our current assets held for sale at September 30, 2016 (in millions):

September 30, 2016
Assets:
Current assets	$12
Property, plant and equipment, net	401
Other long-term assets	39
Total current assets held for sale	$452

3.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the nine months ended September 30, 2016. See Note 5 in our 2015 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 10,266 MW at September 30, 2016 and December 31, 2015, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of $1 million during each of the three and nine months ended September 30, 2016 and $2 million during each of the three and nine months ended September 30, 2015.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in power plants on our Consolidated Condensed Balance Sheets. At September 30, 2016 and December 31, 2015, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of September 30, 2016	September 30, 2016	December 31, 2015
Greenfield LP	50%	$70	$65
Whitby	50%	10	14
Total investments in power plants		$80	$79
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2016 and December 31, 2015, equity method investee debt was approximately $270 million and $269 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $135 million and $135 million at September 30, 2016 and December 31, 2015, respectively.

Our equity interest in the net income from Greenfield LP and Whitby for the three and nine months ended September 30, 2016 and 2015, is recorded in (income) from unconsolidated investments in power plants. The following table sets forth details of our (income) from unconsolidated investments in power plants for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Greenfield LP	$(3)	$(3)	$(8)	$(9)
Whitby	(3)	(3)	(8)	(9)
Total	$(6)	$(6)	$(16)	$(18)

Distributions from Greenfield LP were $1 million and $6 million during the three and nine months ended September 30, 2016, respectively, and $10 million during each of the three and nine months ended September 30, 2015. Distributions from Whitby were nil and $13 million during each of the three and nine months ended September 30, 2016 and 2015.

4.	Debt
We retrospectively adopted Accounting Standards Update 2015-03 in the first quarter of 2016. As a result, we recast our Consolidated Condensed Balance Sheet at December 31, 2015 resulting in a $152 million reclassification of debt issuance costs from other assets to debt, net of current portion. Our debt at September 30, 2016 and December 31, 2015, was as follows (in millions):

	September 30, 2016	December 31, 2015
Senior Unsecured Notes	$3,410	$3,406
First Lien Term Loans	2,637	3,277
First Lien Notes	2,408	1,789
Project financing, notes payable and other	1,628	1,715
CCFC Term Loans	1,556	1,565
Capital lease obligations	181	185
Subtotal	11,820	11,937
Less: Current maturities	197	221
Total long-term debt	$11,623	$11,716
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, decreased to 5.5% for the nine months ended September 30, 2016, from 5.7% for the same period in 2015. The issuance of our New 2023 First Lien Term Loan in May 2016, our 2024 Senior Unsecured Notes in February 2015 and our 2022 First Lien Term Loan in May 2015 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Term Loans and First Lien Notes with debt carrying lower interest rates.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	September 30, 2016	December 31, 2015
2023 Senior Unsecured Notes	$1,236	$1,235
2024 Senior Unsecured Notes	642	641
2025 Senior Unsecured Notes	1,532	1,530
Total Senior Unsecured Notes	$3,410	$3,406

First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	September 30, 2016	December 31, 2015
2019 First Lien Term Loan	$—	$795
2020 First Lien Term Loan	—	378
2022 First Lien Term Loan	1,562	1,571
2023 First Lien Term Loan	530	533
New 2023 First Lien Term Loan	545	—
Total First Lien Term Loans	$2,637	$3,277
On May 31, 2016, we entered into a $562 million first lien senior secured term loan which bears interest, at our option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Effective Rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar Rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the New 2023 First Lien Term Loan credit agreement), plus an applicable margin of 2.00%, or (ii) LIBOR plus 3.00% per annum (with no LIBOR floor) and matures on May 31, 2023. We paid an upfront fee of an amount equal to 1.0% of the aggregate principal amount of the New 2023 First Lien Term Loan, which is structured as original issue discount and recorded approximately $11 million in deferred financing costs during the second quarter of 2016 related to the issuance of our New 2023 First Lien Term Loan. The New 2023 First Lien Term Loan contains substantially similar covenants, qualifications, exceptions and limitations as the First Lien Term Loans and the First Lien Notes.
We used the proceeds from the New 2023 First Lien Term Loan and the 2026 First Lien Notes, discussed below, to repay the 2019 and 2020 First Lien Term Loans and recorded $15 million in debt extinguishment costs during the second quarter of 2016 associated with the repayment.
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	September 30, 2016	December 31, 2015
2022 First Lien Notes	$739	$737
2023 First Lien Notes	569	568
2024 First Lien Notes	484	484
2026 First Lien Notes	616	—
Total First Lien Notes	$2,408	$1,789
On May 31, 2016, we issued $625 million in aggregate principal amount of 5.25% senior secured notes due 2026 in a private placement. Our 2026 First Lien Notes bear interest at 5.25% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2016. Our 2026 First Lien Notes mature on June 1, 2026 and contain substantially similar covenants, qualifications, exceptions and limitations as our First Lien Notes. We recorded approximately $9 million in deferred financing costs during the second quarter of 2016 related to the issuance of our 2026 First Lien Notes.
Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Corporate Revolving Facility(1)	$268	$316
CDHI	261	241
Various project financing facilities	232	198
Total	$761	$755
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.

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
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount. The following table details the fair values and carrying values of our debt instruments at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,429	$3,410	$3,063	$3,406
First Lien Term Loans	2,694	2,637	3,197	3,277
First Lien Notes	2,537	2,408	1,885	1,789
Project financing, notes payable and other(1)	1,576	1,537	1,653	1,608
CCFC Term Loans	1,566	1,556	1,494	1,565
Total	$11,802	$11,548	$11,292	$11,645
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.

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

5.	Assets and Liabilities with Recurring Fair Value Measurements
Cash Equivalents — Highly liquid investments which meet the definition of cash equivalents, primarily investments in money market accounts and other interest-bearing accounts, are included in both our cash and cash equivalents and our restricted cash on our Consolidated Condensed Balance Sheets. Certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. We do not have any cash equivalents invested in institutional prime money market funds which require use of a floating net asset value and are subject to liquidity fees and redemption restrictions. Our cash equivalents are classified within level 1 of the fair value hierarchy.
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

The fair value of our derivatives includes consideration of our credit standing, the credit standing of our counterparties and the effect of credit enhancements, if any. We have also recorded credit reserves in the determination of fair value based on our expectation of how market participants would determine fair value. Such valuation adjustments are generally based on market evidence, if available, or our best estimate.
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
Our level 3 fair value derivative instruments may consist of OTC power and natural gas forwards and options where pricing inputs are unobservable, as well as other complex and structured transactions. Complex or structured transactions are tailored to our customers’ needs and can introduce the need for internally-developed model inputs which might not be observable in or corroborated by the market. When such inputs have a significant effect on the measurement of fair value, the instrument is categorized in level 3. Our valuation models may incorporate historical correlation information and extrapolate available broker and other information to future periods. OTC options are valued using industry-standard models, including the Black-Scholes option-pricing model. At each balance sheet date, we perform an analysis of all instruments subject to fair value measurement and include in level 3 all of those whose fair value is based on significant unobservable inputs.
For a definition of the different levels in the fair value hierarchy, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies — Fair Value Measurements” in our 2015 Form 10-K.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$786	$—	$—	$786
Margin deposits	120	—	—	120
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,036	—	—	1,036
Commodity forward contracts(2)	—	178	60	238
Interest rate hedging instruments	—	8	—	8
Total assets	$1,942	$186	$60	$2,188
Liabilities:
Margin deposits posted with us by our counterparties	$30	$—	$—	$30
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,004	—	—	1,004
Commodity forward contracts(2)	—	310	32	342
Interest rate hedging instruments	—	81	—	81
Total liabilities	$1,034	$391	$32	$1,457

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,134	$—	$—	$1,134
Margin deposits	89	—	—	89
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,736	—	—	1,736
Commodity forward contracts(2)	—	220	54	274
Interest rate hedging instruments	—	1	—	1
Total assets	$2,959	$221	$54	$3,234
Liabilities:
Margin deposits posted with us by our counterparties	$35	$—	$—	$35
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,604	—	—	1,604
Commodity forward contracts(2)	—	413	100	513
Interest rate hedging instruments	—	90	—	90
Total liabilities	$1,639	$503	$100	$2,242
___________

(1)
As of September 30, 2016 and December 31, 2015, we had cash equivalents of $561 million and $906 million included in cash and cash equivalents and $225 million and $228 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.
At September 30, 2016 and December 31, 2015, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at September 30, 2016 and December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2016
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$7	Discounted cash flow	Market price (per MWh)	$9.62 — $80.18/MWh
Power Congestion Products	$12	Discounted cash flow	Market price (per MWh)	$(11.47) — $10.89/MWh

	December 31, 2015
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$(54)	Discounted cash flow	Market price (per MWh)	$6.72 — $83.25/MWh
Power Congestion Products	$8	Discounted cash flow	Market price (per MWh)	$(11.47) — $12.19/MWh

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$(63)	$243	$(46)	$85
Realized and mark-to-market gains (losses):
Included in net income:
Included in operating revenues(1)	30	70	9	236
Included in fuel and purchased energy expense(2)	(31)	(2)	(24)	(2)
Purchases and settlements:
Purchases	1	—	4	3
Settlements	15	(8)	(4)	(24)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	1	—	—	—
Transfers out of level 3(5)	75	(11)	89	(6)
Balance, end of period	$28	$292	$28	$292
Change in unrealized gains (losses) relating to instruments still held at end of period	$(1)	$68	$(15)	$234
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and nine months ended September 30, 2016 and 2015.

(4)
We had $1 million and nil in gains transferred out of level 2 into level 3 for the three months ended September 30, 2016 and 2015, respectively. There were no transfers out of level 2 into level 3 for each of the nine months ended September 30, 2016 and 2015.

(5)
We had $(75) million in losses and $11 million in gains transferred out of level 3 into level 2 for the three months ended September 30, 2016 and 2015, respectively, and $(89) million in losses and $6 million in gains transferred out of level 3 into level 2 for the nine months ended September 30, 2016 and 2015, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading gains and losses were not material for each of the three and nine months ended September 30, 2016 and 2015.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of September 30, 2016, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 7 years.

As of September 30, 2016 and December 31, 2015, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	September 30, 2016		December 31, 2015
Power (MWh)	(49)		(41)
Natural gas (MMBtu)	846		996
Environmental credits (Tonnes)	17		8
Interest rate hedging instruments	$3,791	(1)	$1,320
___________

(1)
We entered into interest rate hedging instruments during the second quarter of 2016 to hedge approximately $2.5 billion of variable rate corporate debt for 2017 through 2019 which effectively places a ceiling on LIBOR at rates varying from 1.44% to 1.8125% for hedged interest payments. See Note 4 for a further discussion of our First Lien Term Loans.

Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that any additional collateral posted as a result of a one credit notch downgrade from its current level would be material. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of September 30, 2016, was $4 million for which we have posted collateral of $1 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $4 million would be required and that no counterparty could request immediate, full settlement.
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
Cash Flow Hedges — We only apply hedge accounting to our interest rate hedging instruments. We report the effective portion of the mark-to-market gain or loss on our interest rate hedging instruments designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness on interest rate hedging instruments are recognized currently in earnings as a component of interest expense. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value are recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction affects earnings or until it is determined that the forecasted transaction is probable of not occurring.
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

Derivatives Included on Our Consolidated Condensed Balance Sheets
The following tables present the fair values of our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
	Commodity Instruments	Interest Rate Hedging Instruments	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$959	$—	$959
Long-term derivative assets	315	8	323
Total derivative assets	$1,274	$8	$1,282

Current derivative liabilities	$958	$33	$991
Long-term derivative liabilities	388	48	436
Total derivative liabilities	$1,346	$81	$1,427
Net derivative assets (liabilities)	$(72)	$(73)	$(145)

	December 31, 2015
	Commodity Instruments	Interest Rate Hedging Instruments	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$1,698	$—	$1,698
Long-term derivative assets	312	1	313
Total derivative assets	$2,010	$1	$2,011

Current derivative liabilities	$1,697	$37	$1,734
Long-term derivative liabilities	420	53	473
Total derivative liabilities	$2,117	$90	$2,207
Net derivative assets (liabilities)	$(107)	$(89)	$(196)

	September 30, 2016		December 31, 2015
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$8	$81	$1	$90
Total derivatives designated as cash flow hedging instruments	$8	$81	$1	$90

Derivatives not designated as hedging instruments:
Commodity instruments	$1,274	$1,346	$2,010	$2,117
Total derivatives not designated as hedging instruments	$1,274	$1,346	$2,010	$2,117
Total derivatives	$1,282	$1,427	$2,011	$2,207
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

The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$1,036	$(988)	$(48)	$—
Commodity forward contracts	238	(128)	(17)	93
Interest rate hedging instruments	8	—	—	8
Total derivative assets	$1,282	$(1,116)	$(65)	$101
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,004)	$988	$16	$—
Commodity forward contracts	(342)	128	—	(214)
Interest rate hedging instruments	(81)	—	—	(81)
Total derivative (liabilities)	$(1,427)	$1,116	$16	$(295)
Net derivative assets (liabilities)	$(145)	$—	$(49)	$(194)

	December 31, 2015
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$1,736	$(1,602)	$(134)	$—
Commodity forward contracts	274	(202)	(3)	69
Interest rate hedging instruments	1	—	—	1
Total derivative assets	$2,011	$(1,804)	$(137)	$70
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,604)	$1,602	$2	$—
Commodity forward contracts	(513)	202	3	(308)
Interest rate hedging instruments	(90)	—	—	(90)
Total derivative (liabilities)	$(2,207)	$1,804	$5	$(398)
Net derivative assets (liabilities)	$(196)	$—	$(132)	$(328)
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

The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gain (loss)(1)(2)
Commodity derivative instruments	$32	$160	$213	$323
Total realized gain (loss)	$32	$160	$213	$323

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$109	$(75)	$(22)	$(6)
Interest rate hedging instruments	—	1	1	2
Total mark-to-market gain (loss)	$109	$(74)	$(21)	$(4)
Total activity, net	$141	$86	$192	$319
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of derivative activity related to the acquisition of Champion Energy.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification of AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues(1)(2)	$308	$189	$240	$423
Derivatives contracts included in fuel and purchased energy expense(1)(2)	(167)	(104)	(49)	(106)
Interest rate hedging instruments included in interest expense(3)	—	1	1	2
Total activity, net	$141	$86	$192	$319
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of derivative activity related to the acquisition of Champion Energy.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification of AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2016	2015	2016	2015	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$18	$(4)	$(11)	$(12)	Interest expense

	Nine Months Ended September 30,		Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2016	2015	2016	2015	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$—	$4	$(33)	$(36)	Interest expense
____________

(1)
We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three and nine months ended September 30, 2016 and 2015.

(2)	We recorded an income tax expense of nil for each of the three and nine months ended September 30, 2016 and 2015, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $127 million and $127 million at September 30, 2016 and December 31, 2015, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $11 million and $11 million at September 30, 2016 and December 31, 2015, respectively.

(4)
Includes a loss of $1 million for each of the three and nine months ended September 30, 2016, that was reclassified from AOCI to interest expense, where the hedged transactions are no longer expected to occur.

We estimate that pre-tax net losses of $39 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Margin deposits(1)	$120	$89
Natural gas and power prepayments	27	34
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$147	$123

Letters of credit issued	$586	$600
First priority liens under power and natural gas agreements(3)	299	382
First priority liens under interest rate hedging instruments	83	92
Total letters of credit and first priority liens with our counterparties	$968	$1,074

Margin deposits posted with us by our counterparties(1)(4)	$30	$35
Letters of credit posted with us by our counterparties	35	24
Total margin deposits and letters of credit posted with us by our counterparties	$65	$59

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

(2)
At September 30, 2016 and December 31, 2015, $138 million and $101 million, respectively, were included in margin deposits and other prepaid expense and $9 million and $22 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
Includes $268 million and $345 million related to first priority liens under power supply contracts associated with our retail hedging activities at September 30, 2016 and December 31, 2015, respectively.

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
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) from continuing operations (excluding noncontrolling interest) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense (benefit)	$(4)	$28	$17	$32
Effective tax rate	(1)%	9%	20%	10%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and nine months ended September 30, 2016 and 2015, our income tax expense (benefit) is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances. See Note 10 in our 2015 Form 10-K for further information regarding our NOLs.
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
Unrecognized Tax Benefits — At September 30, 2016, we had unrecognized tax benefits of $58 million. If recognized, $18 million of our unrecognized tax benefits could affect the annual effective tax rate and $40 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $13 million for income tax matters at September 30, 2016. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $19 million in unrecognized tax benefits could occur within the next twelve months.

9.	Earnings per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. Reconciliations of the amounts used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2016 and 2015 are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	354,215	355,443	353,929	365,053
Share-based awards	2,137	2,233	2,051	3,166
Weighted average shares outstanding (diluted)	356,352	357,676	355,980	368,219
We excluded the following items from diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015, because they were anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based awards	1,610	4,982	1,679	4,208

10.	Stock-Based Compensation
Equity Classified Share-Based Awards
Stock-based compensation expense recognized for our equity classified share-based awards was $7 million and $8 million for the three months ended September 30, 2016 and 2015, respectively, and $22 million and $24 million for the nine months ended September 30, 2016 and 2015, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the nine months ended September 30, 2016 and 2015. At September 30, 2016, there was unrecognized compensation cost of $31 million related to restricted stock which is expected to be recognized over a weighted average period of 1.4 years. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans when stock options are exercised and for other share-based awards.
A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the nine months ended September 30, 2016, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2015	3,528,270	$19.91
Granted	2,947,826	$12.40
Forfeited	218,932	$16.21
Vested	1,301,920	$19.02
Nonvested — September 30, 2016	4,955,244	$15.84
The total fair value of our restricted stock and restricted stock units that vested during the nine months ended September 30, 2016 and 2015 was approximately $16 million and $34 million, respectively.
Liability Classified Share-Based Awards
During the first quarter of 2016, our Board of Directors approved the award of performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s TSR over the three-year performance period of January 1, 2016 through December 31, 2018 compared with the TSR performance of the S&P 500 companies over the same period, as modified by the IPP Sector Modifier which may either increase or decrease the payout based on Calpine’s TSR within its IPP Peers. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $(1) million for each of the three months ended September 30, 2016 and 2015 and $1 million and $(5) million for the nine months ended September 30, 2016 and 2015, respectively.
A summary of our performance share unit activity for the nine months ended September 30, 2016, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2015	517,906	$23.36
Granted	657,807	$14.81
Vested(1)	3,249	$23.91
Nonvested — September 30, 2016	1,172,464	$18.56
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
Environmental Matters
We are subject to complex and stringent environmental laws and regulations related to the operation of our power plants. On occasion, we may incur environmental fees, penalties and fines associated with the operation of our power plants. At the present time, we do not have environmental violations or other matters that would have a material effect on our financial condition, results of operations or cash flows or that would significantly change our operations.

12.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At September 30, 2016, our reportable segments were West (including geothermal), Texas and East (including Canada). We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments. Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions).

	Three Months Ended September 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$524	$1,067	$764	$—	$2,355
Intersegment revenues	1	3	2	(6)	—
Total operating revenues	$525	$1,070	$766	$(6)	$2,355
Commodity Margin	$298	$198	$324	$—	$820
Add: Mark-to-market commodity activity, net and other(1)	11	110	(51)	(7)	63
Less:
Plant operating expense	79	65	78	(7)	215
Depreciation and amortization expense	56	53	52	—	161
Sales, general and other administrative expense	9	13	12	(1)	33
Other operating expenses	8	2	7	1	18
(Income) from unconsolidated investments in power plants	—	—	(6)	—	(6)
Income from operations	157	175	130	—	462
Interest expense, net of interest income					157
Other (income) expense, net					8
Income before income taxes					$297

	Three Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$736	$709	$503	$—	$1,948
Intersegment revenues	1	4	3	(8)	—
Total operating revenues	$737	$713	$506	$(8)	$1,948
Commodity Margin	$385	$264	$325	$—	$974
Add: Mark-to-market commodity activity, net and other(1)	68	(98)	(62)	(7)	(99)
Less:
Plant operating expense	87	62	57	(6)	200
Depreciation and amortization expense	61	58	48	(1)	166
Sales, general and other administrative expense	7	15	10	1	33
Other operating expenses	8	2	8	(2)	16
(Income) from unconsolidated investments in power plants	—	—	(6)	—	(6)
Income from operations	290	29	146	1	466
Interest expense, net of interest income					158
Other (income) expense, net					1
Income before income taxes					$307

	Nine Months Ended September 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,159	$2,129	$1,846	$—	$5,134
Intersegment revenues	4	10	9	(23)	—
Total operating revenues	$1,163	$2,139	$1,855	$(23)	$5,134
Commodity Margin	$749	$511	$797	$—	$2,057
Add: Mark-to-market commodity activity, net and other(2)	(5)	7	(44)	(21)	(63)
Less:
Plant operating expense	268	236	258	(21)	741
Depreciation and amortization expense	181	159	163	—	503
Sales, general and other administrative expense	27	43	36	—	106
Other operating expenses	23	6	27	(1)	55
(Income) from unconsolidated investments in power plants	—	—	(16)	—	(16)
Income from operations	245	74	285	1	605
Interest expense, net of interest income					469
Debt extinguishment costs and other (income) expense, net					36
Income before income taxes					$100

	Nine Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,672	$1,860	$1,504	$—	$5,036
Intersegment revenues	3	12	7	(22)	—
Total operating revenues	$1,675	$1,872	$1,511	$(22)	$5,036
Commodity Margin	$843	$583	$740	$—	$2,166
Add: Mark-to-market commodity activity, net and other(2)	173	(47)	(84)	(21)	21
Less:
Plant operating expense	313	233	206	(20)	732
Depreciation and amortization expense	193	157	135	(1)	484
Sales, general and other administrative expense	23	47	29	1	100
Other operating expenses	28	6	24	(2)	56
(Income) from unconsolidated investments in power plants	—	—	(18)	—	(18)
Income from operations	459	93	280	1	833
Interest expense, net of interest income					468
Debt modification and extinguishment costs and other (income) expense, net					40
Income before income taxes					$325
_________

(1)	Includes $40 million and $41 million of lease levelization and $25 million and $4 million of amortization expense for the three months ended September 30, 2016 and 2015, respectively.

(2)	Includes $(2) million and $(1) million of lease levelization and $79 million and $11 million of amortization expense for the nine months ended September 30, 2016 and 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In order to manage our various physical assets and contractual obligations, we execute commodity and commodity transportation agreements within the guidelines of our Risk Management Policy. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our retail customers and purchase electric transmission rights to deliver power to our customers. We also enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants. Seasonality and weather can have a significant effect on our results of operations and are also considered in our hedging and optimization activities.
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
Our goal is to be recognized as the premier power generation company in the U.S. as measured by our employees, shareholders, customers and policy-makers as well as the communities in which our facilities are located. We seek to achieve sustainable growth through financially disciplined power plant development, construction, acquisition, operation and ownership, and by pursuing opportunities to improve our fleet performance and reduce operating costs. We continue to make significant progress to deliver financially disciplined growth, to enhance shareholder value through disciplined capital allocation including the return of capital to shareholders and to manage the balance sheet for future growth and success with the following achievements during 2016:

•	We produced approximately 86 million MWh of electricity during the nine months ended September 30, 2016.

•
Our employees achieved a total recordable incident rate of 0.56 recordable injuries per 100 employees during the nine months ended September 30, 2016 which places us in the first quartile performance for power generation companies with 1,000 or more employees.

•	Our entire fleet achieved a starting reliability of 97.8% during the nine months ended September 30, 2016.

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

•
On October 9, 2016, we announced that we entered into an agreement to purchase NAES and a swap contract for approximately $800 million plus approximately $100 million of net working capital estimated at closing. We expect to recover approximately $200 million through collateral synergies and the runoff of acquired legacy hedges, substantially within the first year. NAES is a commercial and industrial retail electricity provider with customers in 18 states in the U.S. including California, Texas, the Mid-Atlantic and Northeast, where our wholesale power generation fleet is primarily concentrated. The acquisition of this best-in-class direct energy sales platform is consistent with our stated goal of getting closer to our end-use customers and expands our retail customer base, complementing our existing retail business while providing us a valuable sales channel for reaching a much greater portion of the load we seek to serve.

•
On October 26, 2016, we completed the sale of our Mankato Power Plant, a 375 MW natural gas-fired, combined-cycle power plant and 345 MW expansion project under advanced development located in Minnesota, to Southern Power Company, a subsidiary of Southern Company, for $396 million, excluding working capital and other adjustments. This transaction supports our effort to divest non-core assets outside our strategic concentration.

•
We successfully originated new contracts with customers related to our Texas City Power Plant and Morgan, RockGen and Los Medanos Energy Centers and announced an expansion of the service territory for Champion Energy. We also satisfied final regulatory approval requirements for a 20-year PPA, which will facilitate a 345 MW expansion of our Mankato Power Plant, and received final regulatory approval for a ten-year PPA associated with our Geysers Assets.

We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. Our reportable segments are West (including geothermal), Texas and East (including Canada).
Our portfolio, including partnership interests, consists of 82 power plants, including one under construction, with an aggregate current generation capacity of 26,907 MW and 828 MW under construction. Our fleet, including projects under construction, consists of 67 natural gas-fired combustion turbine-based plants, one fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,425 MW in the West, 9,427 MW in Texas and 10,055 MW with an additional 828 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we operate in 20 states in the U.S. and in Canada.
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
CAISO
The CPUC and CAISO continue to evaluate capacity procurement policies and products for the California power market. With the expectation of significant increases in renewables, both entities are evaluating the need for operational flexibility, including the ability to start and ramp quickly as well as the ability to operate efficiently at low output levels or cycle off. We are an active participant in these discussions and support products and policies that would provide appropriate compensation for the required attributes. As these proceedings are ongoing, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows, although we believe our fleet offers many features that can, and do, provide operational flexibility to the power markets.
In July 2016, we filed a protest with the FERC in response to a complaint filed against the CAISO on June 17, 2016, by the owner of a natural gas-fired power plant located in Kern County, California. Our protest requests the FERC to reject the relief sought in the complaint as a one-off solution to a larger problem and, rather, to convene a technical conference to consider whether the California wholesale power market allows modern, efficient natural gas-fired power plants that are needed for reliability and flexibility to recover their costs, including a return of, and on, capital and to consider necessary changes to the market structure to ensure revenue adequacy. On October 3, 2016, the FERC denied our request for a technical conference but encouraged the CAISO to continue an investigation into possible compensation for generation units that are needed but otherwise uneconomic to operate.
ERCOT
The PUCT is considering changes regarding its approach to resource adequacy, including price formation and scarcity pricing as operating reserves decline. ERCOT successfully launched the Operating Reserve Demand Curve (“ORDC”) functionality on June 1, 2014. This application produces a price “adder” to the clearing price of energy that increases as reserve capacity declines. The PUCT requested a review of the effectiveness of the ORDC and requested input from ERCOT and market participants, including any recommendations to improve the ORDC. The PUCT continues to consider the appropriate reliability standard that should be used to set ERCOT’s planning reserve margin. As these proceedings are ongoing and the timing of these changes is uncertain, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
PJM
On April 4, 2016, the Governor of Maryland signed into law the Reauthorization of the Greenhouse Gas Emissions Reduction Act which builds on the 2009 Greenhouse Gas Emissions Reduction Act that required a 25% reduction of GHG emissions from 2006 levels by 2020. The legislation requires the Maryland Department of the Environment (“MDE”), in coordination with other Maryland agencies, to develop plans, adopt regulations and implement programs to reduce GHGs. The legislation includes several “off ramps” designed to protect manufacturers and electric generators. Under the bill, the State must demonstrate MDE’s compliance plans will have a positive effect on Maryland’s economy and will protect existing manufacturing jobs.
Over significant opposition, on March 31, 2016, the Ohio Public Utility Commission (“PUCO”) voted unanimously to approve two out-of-market PPAs – one between American Electric Power, Inc. (“AEP”) and its generation affiliate and a second between FirstEnergy Corp. (“FE”) and its generation affiliate. Separately, three complaints regarding the AEP and FE PPAs were filed with the FERC. On April 27, 2016, the FERC ruled on two of these complaints, rescinding certain waivers granted in the past to AEP and FE and finding that the AEP and FE PPAs are subject to FERC review and approval prior to transacting under them.
Both FE and AEP sought rehearing of the March 31, 2016 PUCO order. In response to FE’s rehearing requests, PUCO ordered further hearings which began on July 11, 2016. In the rehearing proceeding, FE offered a new proposal to recast the PPA in a manner that would obviate the need for FERC review, referred to as the RRS rider. On October 12, 2016, the PUCO issued an order rejecting FE’s RRS rider proposal and instead ordered FE’s Ohio utilities to implement a Distribution Modernization Rider as proposed by PUCO staff. It is expected that the October 12, 2016 PUCO decision will be appealed to the Ohio Supreme Court. AEP’s rehearing request is pending before the PUCO.
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
ISO-NE
ISO-NE continues to propose refinements to various aspects of its tariff that may affect overall market opportunities. At present, the ISO is currently updating the Cost of New Entry which is an important parameter in the operation of the Forward Capacity Market Demand Curve. The likelihood and potential effect of any pending proposals on our business is currently unknown.

Several New England states have issued or are planning to issue requests for proposals for new, large-scale renewable resources, including offshore wind generation and Canadian hydroelectric generation. The effect these efforts may have on our business is currently unknown.
NYISO
On August 1, 2016, the New York State Public Service Commission (“PSC”) approved the Clean Energy Standard which requires 50% of the state’s generation to be produced by renewable resources by 2030. In addition, the Clean Energy Standard provides for out-of-market financial subsidies for some of the state’s existing nuclear generation facilities. Several parties have sought rehearing of the PSC’s ruling, and a lawsuit challenging the PSC’s ruling on constitution grounds has been filed in a federal district court. We believe these subsidies will adversely affect the power markets in NYISO by artificially suppressing prices.
Independent Electricity System Operator (“IESO”)
Ontario is implementing a new GHG law with an associated Cap-and-Trade program which will become effective January 1, 2017. The result of this program will require power generators to either acquire related CO2 allowances on their own behalf or, in most cases, the natural gas pipeline supplying the power generation facility will be required to procure such allowances and bill the power generator in the form of a CO2 surcharge on its natural gas transportation invoice. Greenfield LP has a long-term Clean Energy Supply Contract with the IESO, successor to the Ontario Power Authority. We believe the contract contemplates and provides for the pass-through of CO2 cost, although there has been some communications from the IESO which may indicate an alternative view. Greenfield LP is currently negotiating to remedy this matter prior to the January 1, 2017 effective date. As this issue is ongoing, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
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
MATS and CSAPR primarily affect coal-fired power plants; therefore, these rules do not directly affect our power plants. However, we believe that well-founded regulations protecting health and the environment could benefit our competitive position by better recognizing the value of our investments in clean power generation technology.
Clean Power Plan
The Clean Power Plan requires a reduction in GHG emissions from existing power plants of 32% from 2005 levels by 2030. On February 9, 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the D.C. Circuit issues a ruling on the merits and through final determination in any further appeal to the U.S. Supreme Court from the D.C. Circuit decision. Litigation challenging the Clean Power Plan is currently ongoing with oral arguments having been held on September 27, 2016 in the D.C. Circuit. Overall, we support the Clean Power Plan and believe we are well positioned to comply with its provisions. We expect the Clean Power Plan to be beneficial to Calpine.
Regional Haze
On July 15, 2016, the United States Court of Appeals for the Fifth Circuit issued a stay of the Regional Haze Federal Implementation Plan the EPA imposed on the state of Texas that would require installation of SO2 emission controls on 16 units at nine coal-fired power plants in Texas and also denied the EPA’s motion to transfer the case to the D.C. Circuit. While this will not directly affect our fleet, it does have the potential to affect the power market in Texas because the affected facilities would either have to further reduce emissions or retire.
California: GHG - Cap-and-Trade Regulation
AB 32 requires the state to reduce statewide GHG emissions in reference to 1990 levels. To meet this mandate, the California Air Resource Board (“CARB”) has promulgated a number of regulations, including the Cap-and-Trade Regulation and

Mandatory Reporting Rule, which took effect on January 1, 2012. These regulations have since been amended by the CARB several times.
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
On January 1, 2014, the California Cap-and-Trade market was officially linked to the GHG Cap-and-Trade market in Québec. The first joint GHG allowance auction occurred on November 25, 2014. Joint auctions of allowances issued by both jurisdictions, which can be used interchangeably, are held quarterly. In April 2015, the Canadian province of Ontario announced that it would develop a Cap-and-Trade program with the aim of joining the linked California-Québec market. Ontario’s Cap-and-Trade Regulation was finalized in May 2016, and will take effect starting in 2017. Market linkage remains under evaluation and could occur as soon as 2018. The Governor of New York has also proposed linking the Regional Greenhouse Gas Initiative, a carbon market operating in nine northeastern states, with the California-Québec market.
On May 22, 2014, the CARB approved its first update to the Climate Change Scoping Plan pursuant to AB 32. The updated Scoping Plan states that California is on track to meet its 2020 emissions target and makes recommendations for how the state can achieve the goal established by a 2005 executive order of reducing statewide GHG emissions to 80% below 1990 levels by 2050, including recommending the establishment of a mid-term emissions target for 2030. On April 29, 2015, California Governor Jerry Brown issued an executive order that establishes a new interim GHG reduction target of 40% below 1990 levels by 2030 and orders the CARB to update the Climate Change Scoping Plan to express the 2030 target in tons of GHG emissions. The CARB is presently moving forward with an update reflecting this target.
Legislation concerning California’s 2030 target, known as Senate Bill 32 (“SB 32”), passed both houses of the state legislature and was signed into law by Governor Brown on September 8, 2016. SB 32 amends AB 32 by requiring CARB to ensure that statewide GHG emissions are reduced to at least 40% below 1990 levels by 2030. SB 32 was joined to companion legislation, Assembly Bill 197 (“AB 197”), which Governor Brown also signed into law on September 8, 2016. AB 197 amends AB 32 to specify that CARB must prioritize emission reduction rules and regulations that result in direct emission reductions from sources of GHG emissions. While the author of AB 197 confirmed in an accompanying statement that AB 197 does not preclude the CARB from adopting market-based compliance mechanisms pursuant to AB 32, neither SB 32, nor AB 197, expressly affirms the CARB’s authority to extend the Cap-and-Trade Regulation beyond 2020.
On September 22, 2016, the CARB considered proposed amendments to the Cap-and-Trade Regulation that would, among other things, extend the program beyond 2020. The proposed extension would support California’s achievement of GHG reductions of at least 40% below 1990 levels by 2030 while simultaneously functioning as the centerpiece of California’s proposed plan to demonstrate compliance with the federal Clean Power Plan regulation. Due to uncertainty created by litigation currently pending at the California Court of Appeals challenging the existing Cap-and-Trade Regulation as an unlawful tax and potential claims that might be brought challenging the CARB’s adoption of the proposed amendments to the Cap-and-Trade Regulation, Governor Brown has stated that he intends to pursue legislation in 2017 affirming the CARB’s authority to adopt the Cap-and-Trade Regulation or seek such authorization through the voter initiative process.
Overall, we support AB 32 and expect the net effect of the Cap-and-Trade Regulation to be beneficial to Calpine. We also believe we are well positioned to comply with the Cap-and-Trade Regulation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)
In June 2016, as mandated by the Dodd-Frank Act, the SEC adopted final rules requiring resource extraction issuers to report, on an annual basis, any payments made by the issuer to the U.S. Federal Government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals. The annual disclosure filing of these payments must be made with the SEC for fiscal years ending after September 30, 2018.Therefore, for calendar year end companies, such as Calpine, the initial information must be provided to the SEC by May 30, 2019. We anticipate that we will be required to file a report disclosing the total amount of payments made to the U.S. Federal Government in conjunction with our geothermal leases from which we extract steam for our Geysers Assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Below are our results of operations for the three months ended September 30, 2016 as compared to the same period in 2015 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2016	2015	Change	% Change
Operating revenues:
Commodity revenue	$2,063	$1,888	$175	9
Mark-to-market gain	287	55	232	#
Other revenue	5	5	—	—
Operating revenues	2,355	1,948	407	21
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,294	943	(351)	(37)
Mark-to-market loss	178	130	(48)	(37)
Fuel and purchased energy expense	1,472	1,073	(399)	(37)
Plant operating expense	215	200	(15)	(8)
Depreciation and amortization expense	161	166	5	3
Sales, general and other administrative expense	33	33	—	—
Other operating expenses	18	16	(2)	(13)
Total operating expenses	1,899	1,488	(411)	(28)
(Income) from unconsolidated investments in power plants	(6)	(6)	—	—
Income from operations	462	466	(4)	(1)
Interest expense	158	159	1	1
Interest (income)	(1)	(1)	—	—
Other (income) expense, net	8	1	(7)	#
Income before income taxes	297	307	(10)	(3)
Income tax expense (benefit)	(4)	28	32	#
Net income	301	279	22	8
Net income attributable to the noncontrolling interest	(6)	(6)	—	—
Net income attributable to Calpine	$295	$273	$22	8

	2016	2015	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	33,552	32,583	969	3
Average availability(2)	97.3%	97.0%	0.3%	—
Average total MW in operation(1)	26,502	25,807	695	3
Average capacity factor, excluding peakers	62.6%	63.3%	(0.7)%	(1)
Steam Adjusted Heat Rate(2)	7,333	7,336	3	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $176 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to:

(in millions)
$(129)
Lower energy margins due to decreased contribution from hedges, lower realized Spark Spreads in our Texas segment and the expiration of the Pastoria Energy Center PPA. These factors were partially offset by increased contribution from our retail hedging activity and the positive effect of a new PPA associated with our Morgan Energy Center in the East segment

(44)	Lower regulatory capacity revenue primarily in PJM and the West at our power plants which were fully operational period-over-period
19	A full quarter of energy and capacity revenue associated with our 695 MW Granite Ridge Energy Center, which was acquired on February 5, 2016
(22)	Contract amortization, lease levelization related to tolling contracts and other(1)
$(176)
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

Mark-to-market gain/loss from hedging our future generation, retail activities and fuel needs had a favorable variance of $184 million from a net loss of $75 million for the three months ended September 30, 2015 compared to a net gain of $109 million for the three months ended September 30, 2016. The net gain of $109 million during the three months ended September 30, 2016 is primarily driven by the maturity of unfavorable power hedges and fluctuations in forward prices during the period. The net loss of $75 million during the three months ended September 30, 2015 is primarily driven by the maturity of favorable power hedges and fluctuations in forward prices during the period.

Our normal, recurring plant operating expense decreased by $9 million for the three months ended September 30, 2016 compared to the same period in 2015, after excluding a $12 million increase attributable to power plant portfolio changes and our acquisition of Champion Energy and an $11 million increase in major maintenance expense resulting from our plant outage schedule net of cost from scrap parts related to outages, primarily due to lower property taxes associated with two power plants in our Texas segment.

Other (income) expense, net increased by $7 million for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a $3 million increase resulting from a foreign currency translation loss related to our Canadian subsidiaries and a $2 million increase related to credit fees associated with our retail operations in the three months ended September 30, 2016.

During the three months ended September 30, 2016, we recorded an income tax benefit of $4 million compared to income tax expense of $28 million for the three months ended September 30, 2015. The favorable period-over-period change primarily resulted from a decrease in state income tax expense due to lower income in the current year in state tax jurisdictions where we do not have NOLs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Below are our results of operations for the nine months ended September 30, 2016 as compared to the same period in 2015 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2016	2015	Change	% Change
Operating revenues:
Commodity revenue	$5,199	$4,933	$266	5
Mark-to-market gain (loss)	(79)	89	(168)	#
Other revenue	14	14	—	—
Operating revenues	5,134	5,036	98	2
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,197	2,754	(443)	(16)
Mark-to-market (gain) loss	(57)	95	152	#
Fuel and purchased energy expense	3,140	2,849	(291)	(10)
Plant operating expense	741	732	(9)	(1)
Depreciation and amortization expense	503	484	(19)	(4)
Sales, general and other administrative expense	106	100	(6)	(6)
Other operating expenses	55	56	1	2
Total operating expenses	4,545	4,221	(324)	(8)
(Income) from unconsolidated investments in power plants	(16)	(18)	(2)	(11)
Income from operations	605	833	(228)	(27)
Interest expense	472	471	(1)	—
Interest (income)	(3)	(3)	—	—
Debt modification and extinguishment costs	15	32	17	53
Other (income) expense, net	21	8	(13)	#
Income before income taxes	100	325	(225)	(69)
Income tax expense	17	32	15	47
Net income	83	293	(210)	(72)
Net income attributable to the noncontrolling interest	(15)	(11)	(4)	(36)
Net income attributable to Calpine	$68	$282	$(214)	(76)

	2016	2015	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	84,032	85,104	(1,072)	(1)
Average availability(2)	90.9%	90.8%	0.1%	—
Average total MW in operation(1)	26,414	25,777	637	2
Average capacity factor, excluding peakers	53.4%	56.3%	(2.9)%	(5)
Steam Adjusted Heat Rate(2)	7,307	7,312	5	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $177 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to:

(in millions)
$(160)
Lower energy margins due to decreased contribution from hedges, lower realized Spark Spreads in our Texas segment and the expirations of the Pastoria Energy Center PPA and the Greenleaf operating lease. These factors were partially offset by increased contribution from our retail hedging activity and the positive effect of a new PPA associated with our Morgan Energy Center in the East segment

(24)	Lower regulatory capacity revenue primarily in the West at our power plants which were fully operational period-over-period
40	A natural gas pipeline transportation billing credit received in the West segment
35
The effect of our portfolio management activities, primarily including approximately eight months of energy and capacity revenue associated with our 695 MW Granite Ridge Energy Center, which was acquired on February 5, 2016, and approximately five months associated with our 309 MW Garrison Energy Center, which commenced commercial operations in June 2015

(68)	Contract amortization, lease levelization related to tolling contracts and other(1)
$(177)
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

Our normal, recurring plant operating expense decreased by $21 million for the nine months ended September 30, 2016 compared to the same period in 2015, after excluding a $35 million increase attributable to power plant portfolio changes and our acquisition of Champion Energy, a $12 million decrease in major maintenance expense resulting from our plant outage schedule net of cost from scrap parts related to outages and a $7 million increase in stock-based compensation expense and other miscellaneous items, primarily due to lower property taxes associated with two power plants in our Texas segment as well as lower repairs and maintenance expense.

Depreciation and amortization expense increased by $19 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a $27 million increase resulting from the acquisitions of Granite Ridge Energy Center and Champion Energy, partially offset by a decrease of $6 million primarily due to the reclassification of property, plant and equipment, net to current assets held for sale where these assets are no longer depreciated. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a further description of our current assets held for sale.

Debt extinguishment costs for the nine months ended September 30, 2016 consisted of $15 million from the write-off of deferred financing costs in connection with the repayment of our 2019 and 2020 First Lien Term Loans in May 2016. Debt modification and extinguishment costs for the nine months ended September 30, 2015, consisted of $19 million in connection with the repurchase of approximately $147 million of our 2023 First Lien Notes, which comprised of $18 million of prepayment penalties and $1 million associated with the write-off of deferred financing costs, and $13 million in costs related to the issuance of our 2022 First Lien Term Loan in May 2015.

Other (income) expense, net increased by $13 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a $7 million increase resulting from a foreign currency translation loss related to our Canadian subsidiaries and a $5 million increase related to credit fees associated with our retail operations in the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we recorded an income tax expense of $17 million compared to $32 million for the nine months ended September 30, 2015. The favorable period-over-period change primarily resulted from a decrease in state income tax expense due to lower income in the current year in state tax jurisdictions where we do not have NOLs.

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
Commodity Margin by Segment for the Three Months Ended September 30, 2016 and 2015
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended September 30, 2016 and 2015 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2016	2015	Change	% Change
Commodity Margin (in millions)	$298	$385	$(87)	(23)
Commodity Margin per MWh generated	$35.72	$38.05	$(2.33)	(6)

MWh generated (in thousands)	8,343	10,117	(1,774)	(18)
Average availability	98.9%	97.6%	1.3%	1
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	54.5%	66.0%	(11.5)%	(17)
Steam Adjusted Heat Rate	7,213	7,333	120	2

West — Commodity Margin in our West segment decreased by $87 million, or 23%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to lower contribution from hedges, as we realized lower power prices at our Geysers Assets resulting from lower forward natural gas prices. Also contributing to the period-over-period decrease in Commodity Margin was the expiration of a PPA and a resource adequacy contract at our Pastoria Energy Center in December 2015. Generation decreased 18% due to the suspension of operations at our Sutter Energy Center in 2016, the reclassification of our South Point Energy Center to inactive reserve in 2016 pending being sold in early 2017 and lower generation at our contracted Russell City Energy Center in the third quarter of 2016 resulting from a rate case which increased natural gas transportation costs.

Texas:	2016	2015	Change	% Change
Commodity Margin (in millions)	$198	$264	$(66)	(25)
Commodity Margin per MWh generated	$14.48	$19.45	$(4.97)	(26)

MWh generated (in thousands)	13,670	13,576	94	1
Average availability	97.0%	97.2%	(0.2)%	—
Average total MW in operation	9,191	9,191	—	—
Average capacity factor, excluding peakers	67.4%	66.9%	0.5%	1
Steam Adjusted Heat Rate	7,142	7,111	(31)	—

Texas — Commodity Margin in our Texas segment decreased by $66 million, or 25%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to lower realized Spark Spreads resulting from a decrease in hedge value and lower market liquidations, partially offset by positive contribution from our retail hedging activity.

East:	2016	2015	Change	% Change
Commodity Margin (in millions)	$324	$325	$(1)	—
Commodity Margin per MWh generated	$28.08	$36.56	$(8.48)	(23)

MWh generated (in thousands)	11,539	8,890	2,649	30
Average availability	96.5%	96.2%	0.3%	—
Average total MW in operation	9,886	9,191	695	8
Average capacity factor, excluding peakers	64.3%	55.8%	8.5%	15
Steam Adjusted Heat Rate	7,660	7,710	50	1

East — Commodity Margin in our East segment was relatively unchanged for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The positive factors contributing to our period-over-period results primarily consisted of a full quarter of operation at our 695 MW Granite Ridge Energy Center, which was acquired on February 5, 2016, and the positive effect of a new PPA associated with our Morgan Energy Center, which became effective in February 2016. The positive factors were offset by lower contribution from hedges, partially offset by higher contribution from our retail hedging activity, and lower regulatory capacity revenue in PJM. Generation increased 30% primarily due to the acquisition of our 695 MW Granite Ridge Energy Center on February 5, 2016 and an increase in generation at our power plants which were fully operational period-over-period due to stronger market conditions.
Commodity Margin by Segment for the Nine Months Ended September 30, 2016 and 2015
The following tables show our Commodity Margin and related operating performance metrics by segment for the nine months ended September 30, 2016 and 2015 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2016	2015	Change	% Change
Commodity Margin (in millions)	$749	$843	$(94)	(11)
Commodity Margin per MWh generated	$37.84	$32.67	$5.17	16

MWh generated (in thousands)	19,796	25,800	(6,004)	(23)
Average availability	91.6%	89.6%	2.0%	2
Average total MW in operation	7,425	7,491	(66)	(1)
Average capacity factor, excluding peakers	43.5%	56.1%	(12.6)%	(22)
Steam Adjusted Heat Rate	7,276	7,322	46	1

West — Commodity Margin in our West segment decreased by $94 million, or 11%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to lower contribution from hedges, as we realized lower power prices at our Geysers Assets resulting from lower forward natural gas prices. Also contributing to the period-over-period decrease in Commodity Margin was the expiration of a PPA and a resource adequacy contract at our Pastoria Energy Center in December 2015 and the expiration of the operating lease related to the Greenleaf power plants in June 2015. The decrease in Commodity Margin was partially offset by the receipt of a natural gas transportation pipeline billing credit during the second quarter of 2016. Generation decreased 23% primarily due to the suspension of operations at our Sutter Energy Center in 2016, the reclassification of our South Point Energy Center to inactive reserve in 2016 pending being sold in early 2017 and an increase in hydroelectric generation in California and the Pacific Northwest during the nine months ended September 30, 2016 compared to the same period in 2015.

Texas:	2016	2015	Change	% Change
Commodity Margin (in millions)	$511	$583	$(72)	(12)
Commodity Margin per MWh generated	$13.70	$16.05	$(2.35)	(15)

MWh generated (in thousands)	37,306	36,314	992	3
Average availability	90.8%	90.9%	(0.1)%	—
Average total MW in operation	9,191	9,191	—	—
Average capacity factor, excluding peakers	61.7%	60.3%	1.4%	2
Steam Adjusted Heat Rate	7,113	7,096	(17)	—

Texas — Commodity Margin in our Texas segment decreased by $72 million, or 12%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to lower realized Spark Spreads resulting from a decrease in hedge value and lower market liquidations, partially offset by positive contribution from our retail hedging activity.

East:	2016	2015	Change	% Change
Commodity Margin (in millions)	$797	$740	$57	8
Commodity Margin per MWh generated	$29.60	$32.19	$(2.59)	(8)

MWh generated (in thousands)	26,930	22,990	3,940	17
Average availability	90.7%	91.6%	(0.9)%	(1)
Average total MW in operation	9,798	9,095	703	8
Average capacity factor, excluding peakers	52.4%	50.9%	1.5%	3
Steam Adjusted Heat Rate	7,614	7,660	46	1

East — Commodity Margin in our East segment increased by $57 million, or 8%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to approximately eight months of operation at our 695 MW Granite Ridge Energy Center, which was acquired on February 5, 2016, and approximately five months of operation at our 309 MW Garrison Energy Center, which commenced commercial operations in June 2015. Also contributing to the period-over-period increase in Commodity Margin was the positive effect of a new PPA associated with our Morgan Energy Center which became effective in February 2016. The increase in Commodity Margin was partially offset by lower contribution from hedges, partially offset by higher contribution from our retail hedging activity. Generation increased 17% primarily due to the acquisition of our 695 MW Granite Ridge Energy Center on February 5, 2016, our 309 MW Garrison Energy Center, which commenced commercial operations in June 2015, and an increase in generation at our power plants which were fully operational period-over-period due to stronger market conditions primarily in the third quarter of 2016.
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
Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. As we define it, Adjusted EBITDA represents EBITDA adjusted for the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, any mark-to-market gains or losses from accounting for derivatives, adjustments to exclude the Adjusted EBITDA related to the noncontrolling interest, stock-based compensation expense, operating lease expense, non-cash gains and losses from foreign currency translations, major maintenance expense, gains or losses on the repurchase, modification or extinguishment of debt, non-

cash GAAP-related adjustments to levelize revenues from tolling agreements and any unusual or non-recurring items plus adjustments to reflect the Adjusted EBITDA from our unconsolidated investments. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.
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

	Three Months Ended September 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Net income attributable to Calpine					$295
Net income attributable to the noncontrolling interest					6
Income tax (benefit)					(4)
Other (income) expense, net					8
Interest expense, net of interest income					157
Income from operations	$157	$175	$130	$—	$462
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	55	53	52	—	160
Major maintenance expense	11	14	18	—	43
Operating lease expense	—	—	6	—	6
Mark-to-market (gain) loss on commodity derivative activity	(30)	(113)	34	—	(109)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(12)	—	8	—	(4)
Stock-based compensation expense	2	3	1	—	6
Loss on dispositions of assets	1	—	—	—	1
Contract amortization	—	10	15	—	25
Other	36	(1)	7	—	42
Total Adjusted EBITDA	$220	$141	$271	$—	$632

	Three Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Net income attributable to Calpine					$273
Net income attributable to the noncontrolling interest					6
Income tax expense					28
Other (income) expense, net					1
Interest expense, net of interest income					158
Income from operations	$290	$29	$146	$1	$466
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	59	58	47	—	164
Major maintenance expense	8	11	8	—	27
Operating lease expense	—	—	6	—	6
Mark-to-market (gain) loss on commodity derivative activity	(95)	106	64	—	75
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(12)	—	9	—	(3)
Stock-based compensation expense	3	2	2	—	7
Loss on dispositions of assets	4	1	—	—	5
Contract amortization	—	—	4	—	4
Other	44	—	(3)	(1)	40
Total Adjusted EBITDA	$301	$207	$283	$—	$791

	Nine Months Ended September 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Net income attributable to Calpine					$68
Net income attributable to the noncontrolling interest					15
Income tax expense					17
Debt extinguishment costs and other (income) expense, net					36
Interest expense, net of interest income					469
Income from operations	$245	$74	$285	$1	$605
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	177	159	163	—	499
Major maintenance expense	51	63	72	—	186
Operating lease expense	—	—	19	—	19
Mark-to-market (gain) loss on commodity derivative activity	37	(37)	22	—	22
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(21)	—	29	—	8
Stock-based compensation expense	8	9	6	—	23
Loss on dispositions of assets	1	2	3	—	6
Contract amortization	1	52	26	—	79
Other	6	1	5	(1)	11
Total Adjusted EBITDA	$505	$323	$630	$—	$1,458

	Nine Months Ended September 30, 2015
	West	Texas	East	Consolidation and Elimination	Total
Net income attributable to Calpine					$282
Net income attributable to the noncontrolling interest					11
Income tax expense					32
Debt modification and extinguishment costs and other (income) expense, net					40
Interest expense, net of interest income					468
Income from operations	$459	$93	$280	$1	$833
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	189	157	134	—	480
Major maintenance expense	74	66	55	—	195
Operating lease expense	4	—	19	—	23
Mark-to-market (gain) loss on commodity derivative activity	(142)	70	78	—	6
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude the noncontrolling interest(2)	(19)	—	25	—	6
Stock-based compensation expense	8	7	4	—	19
Loss on dispositions of assets	4	3	1	—	8
Contract amortization	—	—	11	—	11
Other	2	1	3	(1)	5
Total Adjusted EBITDA	$579	$397	$610	$—	$1,586
____________

(1)	Excludes depreciation and amortization expense attributable to the noncontrolling interest.

(2)	Adjustments to reflect Adjusted EBITDA from unconsolidated investments include (gain) loss on mark-to-market activity of nil for each of the three and nine months ended September 30, 2016 and 2015.

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
Liquidity
The following table provides a summary of our liquidity position at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents, corporate(1)	$440	$850
Cash and cash equivalents, non-corporate	121	56
Total cash and cash equivalents	561	906
Restricted cash	225	228
Corporate Revolving Facility availability(2)	1,410	1,184
CDHI letter of credit facility availability	39	59
Total current liquidity availability(3)	$2,235	$2,377
____________

(1)
Includes $30 million and $35 million of margin deposits posted with us by our counterparties at September 30, 2016 and December 31, 2015, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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

(3)
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

Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of September 30, 2016, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $220 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $212 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at September 30, 2016, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $52 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by approximately $51 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
In order to effectively manage our future Commodity Margin, we have economically hedged a portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions; however, we currently remain susceptible to significant price movements for 2016 and beyond. In addition to the price of natural gas, our Commodity Margin is highly dependent on other factors such as:

•	the level of Market Heat Rates;

•	our continued ability to successfully hedge our Commodity Margin;

•	changes in U.S. macroeconomic conditions;

•	maintaining acceptable availability levels for our fleet;

•	the effect of current and pending environmental regulations in the markets in which we participate;

•	improving the efficiency and profitability of our operations;

•	increasing future contractual cash flows; and

•	our significant counterparties performing under their contracts with us.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Corporate Revolving Facility(1)	$268	$316
CDHI	261	241
Various project financing facilities	232	198
Total	$761	$755
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
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
NAES — On October 9, 2016, we announced that we entered into an agreement to purchase NAES and a swap contract for approximately $800 million plus approximately $100 million of net working capital estimated at closing. We expect to recover approximately $200 million through collateral synergies and the runoff of acquired legacy hedges, substantially within the first year. NAES is a commercial and industrial retail electricity provider with customers in 18 states in the U.S. including California, Texas, the Mid-Atlantic and Northeast, where our wholesale power generation fleet is primarily concentrated. The acquisition of this best-in-class direct energy sales platform is consistent with our stated goal of getting closer to our end-use customers and expands our retail customer base, complementing our existing retail business while providing us a valuable sales channel for reaching a much greater portion of the load we seek to serve.
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
York 2 Energy Center — York 2 Energy Center is an 828 MW dual-fuel, combined-cycle project that will be co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. The project is now under construction and the initial 760 MW of capacity cleared PJM’s last three base residual auctions with the 68 MW of incremental capacity clearing the last two base residual auctions. Due to construction delays, we are now targeting COD in late 2017.
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

Mankato Power Plant — On October 26, 2016, we completed the sale of our Mankato Power Plant, a 375 MW natural gas-fired, combined-cycle power plant and 345 MW expansion project under advanced development located in Minnesota, to Southern Power Company, a subsidiary of Southern Company, for $396 million, excluding working capital and other adjustments. This transaction supports our effort to divest non-core assets outside our strategic concentration.
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
Clear Lake Power Plant — During the third quarter of 2016, we filed with ERCOT to retire our 400 MW Clear Lake Power Plant. Built in 1985, Clear Lake is an older technology. Due to growing maintenance costs and lack of adequate compensation in Texas, we have chosen to retire the power plant. ERCOT has approved our plan to cease operations. We are working together with the facility’s bilateral counterparty to mutually agree on a date to cease commercial operations, which is expected no later than February 2017. The book value associated with our Clear Lake Power Plant is immaterial.
Customer Relationships
We continue to focus on providing products and services that are beneficial to our customers. A summary of certain significant achievements and contracts entered into in 2016 are as follows:
West

•	Our ten-year PPA with Southern California Edison for 50 MW of capacity and renewable energy from our Geysers Assets commencing in January 2018 was approved by the CPUC in the second quarter of 2016.

•	During the third quarter of 2016, Champion Energy expanded its service territory and now offers electricity service to commercial and industrial customers in California.

•
We entered into a new five-year PPA with USS-POSCO Industries to provide 50 MW of energy and steam from our Los Medanos Energy Center commencing in January 2017 which also provides for yearly extensions through 2024.

Texas

•
We entered into a new five-year steam agreement, subject to certain conditions precedent, with a wholly-owned subsidiary of The Dow Chemical Company to provide steam from our Texas City Power Plant through 2021.

•
During the third quarter of 2016, Champion Energy was ranked highest in customer satisfaction among Texas retail electric providers according to the J.D. Power 2016 Electric Provider Retail Customer Satisfaction Study. This is the sixth time Champion Energy has received the top ranking in the past seven years.

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

Wildfire at our Geysers Assets
In September 2015, a wildfire spread to our Geysers Assets in Lake and Sonoma counties, California. The wildfire affected several of our geothermal power plants in the region, which sustained damage to ancillary structures such as cooling towers and communication/electric deliverability infrastructure. Repairs have been completed and our Geysers Assets are currently generating renewable power for our customers at pre-fire levels. We believe the repair and replacement costs, as well as our net revenue losses relating to the wildfire, will be limited to our insurance deductibles of approximately $36 million, all of which was recognized in 2015. Any losses incurred in 2016 related to the wildfire will be primarily offset by insurance proceeds, when such proceeds are realizable. We record insurance proceeds in the same financial statement line as the related loss is incurred and recorded approximately $9 million and $17 million in business interruption proceeds in operating revenues during the three and nine months ended September 30, 2016, respectively. We do not anticipate the wildfire or timing of insurance proceeds recovery to have a material effect on our financial condition, results of operations or cash flows.
NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2015, our consolidated federal NOLs totaled approximately $6.9 billion.
Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2016 and 2015 (in millions):

	2016	2015
Beginning cash and cash equivalents	$906	$717
Net cash provided by (used in):
Operating activities	667	559
Investing activities	(841)	(450)
Financing activities	(171)	(167)
Net decrease in cash and cash equivalents	(345)	(58)
Ending cash and cash equivalents	$561	$659
Net Cash Provided By Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2016, was $667 million compared to $559 million for the nine months ended September 30, 2015. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, decreased by $125 million for the nine months ended September 30, 2016, compared to the same period in 2015. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in power plants and mark-to-market activity. The decrease in income from operations was primarily driven by a $112 million decrease in Commodity revenue, net of Commodity expense, excluding non-cash amortization, a $9 million increase in plant operating expense and a $6 million increase in sales, general and other administration expenses. See “Results of Operations for the Nine Months Ended September 30, 2016 and 2015” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $167 million for the nine months ended September 30, 2016, compared to the same period in 2015, after adjusting for changes in debt, restricted cash and mark-to-market related balances which did not affect cash provided by operating activities. The decrease was primarily due to changes in our net margin posting requirements, derivative option premium activity and inventory offset by an increase in accounts receivable, net of accounts payable primarily driven by timing differences in commodity market prices as well as the effect of the acquisition of Champion Energy during the fourth quarter of 2015.

•
Interest paid — Cash paid for interest decreased by $44 million to $421 million for the nine months ended September 30, 2016, from $465 million for the nine months ended September 30, 2015. The decrease was primarily due to our refinancing activities and timing of interest payments.

•
Debt modification & extinguishment payments — During the nine months ended September 30, 2015, we made cash payments of $18 million related to repurchase penalties for a portion of the 2023 First Lien Notes and cash payments of $13 million related to the debt modification costs associated with the issuance of the 2022 First Lien Term Loan. There was no similar activity for the nine months ended September 30, 2016.
Net Cash Used In Investing Activities
Cash used in investing activities for the nine months ended September 30, 2016, was $841 million compared to $450 million for the nine months ended September 30, 2015. The increase was primarily due to:

•
Purchase of Granite Ridge Energy Center — During the nine months ended September 30, 2016, we purchased a natural gas-fired, combined-cycle power plant located in Londonderry, New Hampshire for $526 million. There were no acquisitions during the nine months ended September 30, 2015.

•
Capital expenditures — Capital expenditures for the nine months ended September 30, 2016, were $337 million, a decrease of $74 million, compared to expenditures of $411 million for the nine months ended September 30, 2015. The decrease was primarily due to lower expenditures on construction projects and outages.

•
Restricted Cash — Restricted cash decreased $2 million for the nine months ended September 30, 2016, compared to an increase of $31 million for the nine months ended September 30, 2015. The decrease was primarily attributed to the timing of funding the restricted accounts, maintenance and construction payments and debt payments.

Net Cash Used In Financing Activities
Cash used in financing activities for the nine months ended September 30, 2016, was $171 million compared to $167 million for the nine months ended September 30, 2015. The increase was primarily due to:

•
First Lien Term Loans, First Lien Notes and Senior Unsecured Notes — During the nine months ended September 30, 2016, we utilized proceeds from the issuance of the New 2023 First Lien Term Loan and the 2026 First Lien Notes to repay the 2019 and 2020 First Lien Term Loans of $1.2 billion. During the nine months ended September 30, 2015, we received proceeds of $650 million from the issuance of the 2024 Senior Unsecured Notes which were used to repurchase $147 million of the 2023 First Lien Notes. In addition, we utilized proceeds from the issuance of the 2022 First Lien Term Loan to repay the 2018 First Lien Term Loan of $1.6 billion.

•
Stock repurchases — During the nine months ended September 30, 2016, we repurchased an immaterial amount of common stock as compared to $510 million paid to repurchase our common stock during the nine months ended September 30, 2015.

•
Financing costs — During the nine months ended September 30, 2016, we incurred finance costs of $27 million due to the issuances of the New 2023 First Lien Term Loan and 2026 First Lien Notes and amending the Corporate Revolving Facility. During the nine months ended September 30, 2015, we incurred finance costs of $17 million due to the issuances of the 2024 Senior Unsecured Notes and the 2022 First Lien Term Loan and the re-pricing of the project debt for Los Esteros Critical Energy Facility, LLC.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

RISK MANAGEMENT AND COMMODITY ACCOUNTING
Our commercial hedging and optimization strategies are designed to maximize our risk-adjusted Commodity Margin by leveraging our knowledge, experience and fundamental views on natural gas and power. We actively manage our risk exposures with a variety of physical and financial instruments with varying time horizons. These instruments include PPAs, tolling arrangements, Heat Rate swaps and options, load sales, steam sales, buying and selling standard physical products, buying and selling exchange traded instruments, buying and selling environmental and capacity products, natural gas transportation and storage arrangements, electric transmission service and other contracts for the sale and purchase of power products. We utilize these instruments to maximize the risk-adjusted returns for our Commodity Margin. Our retail subsidiary, Champion Energy, also provides us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $1.3 billion at September 30, 2016, when compared to approximately $2.0 billion at December 31, 2015, and our derivative liabilities have decreased to approximately $1.4 billion at September 30, 2016, when compared to approximately $2.2 billion at December 31, 2015. The fair value of our level 3 derivative assets and liabilities at September 30, 2016 represent a small portion of our total assets and liabilities measured at fair value (approximately 3% and 2%, respectively). See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2016, through September 30, 2016, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2016	$(107)	$(89)	$(196)
Items recognized or otherwise settled during the period(1)(2)	(6)	28	22
Fair value attributable to new contracts	59	8	67
Changes in fair value attributable to price movements	(15)	(20)	(35)
Changes in fair value attributable to nonperformance risk	(3)	—	(3)
Fair value of contracts outstanding at September 30, 2016(3)	$(72)	$(73)	$(145)
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $73 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $67 million related to current period gains from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $26 million related to realized losses from settlements of designated cash flow hedges and $2 million related to realized losses from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gain (loss)(1)(2)
Commodity derivative instruments	$32	$160	$213	$323
Total realized gain (loss)	$32	$160	$213	$323

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$109	$(75)	$(22)	$(6)
Interest rate hedging instruments	—	1	1	2
Total mark-to-market gain (loss)	$109	$(74)	$(21)	$(4)
Total activity, net	$141	$86	$192	$319
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of derivative activity related to the acquisition of Champion Energy.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification of AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized and mark-to-market gain (loss)
Derivatives contracts included in operating revenues(1)(2)	$308	$189	$240	$423
Derivatives contracts included in fuel and purchased energy expense(1)(2)	(167)	(104)	(49)	(106)
Interest rate hedging instruments included in interest expense(3)	—	1	1	2
Total activity, net	$141	$86	$192	$319
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of derivative activity related to the acquisition of Champion Energy.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes de-designation of interest rate swap cash flow hedges and related reclassification of AOCI into earnings, hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

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
The net fair value of outstanding derivative commodity instruments at September 30, 2016, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2016	2017-2018	2019-2020	After 2020	Total
Prices actively quoted	$(8)	$39	$1	$—	$32
Prices provided by other external sources	(5)	(59)	(31)	—	(95)
Prices based on models and other valuation methods	(2)	(8)	2	(1)	(9)
Total fair value	$(15)	$(28)	$(28)	$(1)	$(72)
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
The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2016 and 2015 (in millions):

	2016	2015
Three months ended September 30:
High	$39	$42
Low	$15	$19
Average	$27	$30

Nine months ended September 30:
High	$39	$42
Low	$14	$17
Average	$24	$26
As of September 30	$18	$32

Due to the inherent limitations of statistical measures such as VAR, the VAR calculation may not capture the full extent of our commodity price exposure. As a result, actual changes in the value of our energy commodity portfolio could be different from the calculated VAR, and could have a material effect on our financial results. In order to evaluate the risks of our portfolio on a comprehensive basis and augment our VAR analysis, we also measure the risk of the energy commodity portfolio using several analytical methods including sensitivity analysis, non-statistical scenario analysis, including stress testing, and daily position report analysis.
We utilize the forward commodity markets to hedge price risk associated with our power plant portfolio. Our ability to hedge relies in part on market liquidity and the number of counterparties with which to transact. While the number of counterparties in these markets has decreased, to date this occurrence has not had a material adverse effect on our results of operations or financial condition. However, should these conditions persist or increase, it could decrease our ability to hedge our forward commodity price risk and create incremental volatility in our earnings. The effects of declining liquidity in the forward commodity markets is also mitigated by our retail subsidiary, Champion Energy, which provides us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
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
Credit Risk — Credit risk relates to the risk of loss resulting from nonperformance or non-payment by our counterparties related to their contractual obligations with us. Risks surrounding counterparty performance and credit could ultimately affect the amount and timing of expected cash flows. We also have credit risk if counterparties are unable to provide collateral or post margin. We monitor and manage our credit risk through credit policies that include:

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
We have concentrations of credit risk with a few of our wholesale customers relating to our sales of power and steam and our hedging, optimization and trading activities. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at September 30, 2016, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of September 30, 2016)	2016	2017-2018	2019-2020	After 2020	Total
Investment grade	$(18)	$(39)	$(30)	$(1)	$(88)
Non-investment grade	3	6	1	—	10
No external ratings	—	5	1	—	6
Total fair value	$(15)	$(28)	$(28)	$(1)	$(72)

Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(5) million at September 30, 2016.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions which are inherently imprecise and may differ significantly from actual results achieved. We have updated the following critical accounting policy to provide additional detail on our process of testing for impairments of our power plants. Otherwise, there have been no changes to the critical accounting policies previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies” of our 2015 Form 10-K.
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
We have temporarily suspended operations at our Sutter Energy Center. While the long-term market forecasted cash flows continue to support the carrying value of the asset, if the forecasted cash flows were to materially deteriorate, this could result in a permanent shut down of the facility and in the recognition of an impairment of our Sutter Energy Center and other plants within the respective market.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
State legislative and regulatory action could adversely affect our competitive position and business.
Certain states have taken or are considering taking anticompetitive actions by subsidizing or otherwise providing economic support to existing, uneconomic power plants in a manner that could have an adverse effect on the deregulated power markets. We are actively participating in many of the legislative, regulatory and judicial processes challenging these actions at the state and federal levels. If these anticompetitive actions are ultimately upheld and implemented, they could adversely affect capacity and energy prices in the deregulated electricity markets which in turn could have a material negative effect on our business prospects and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(2)
July	376	$15.02	—	$307
August	5,737	$13.17	—	$307
September	865	$12.53	—	$307
Total	6,978	$13.19	—	$307
___________

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees during the third quarter of 2016, we withheld a total of 6,978 shares that are included in the total number of shares purchased.

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
Date: October 27, 2016