Form 10-Q
period 2017-06-30
CALPINE CORP
filed 2017-07-28
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 360,670,156 shares of common stock, par value $0.001, were outstanding as of July 24, 2017.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

i

DEFINITIONS
As used in this report for the quarter ended June 30, 2017 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION
2008 Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

2008 Equity Plan	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan

2016 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017

2017 Director Plan	The Calpine Corporation 2017 Equity Compensation Plan for Non-Employee Directors

2017 Equity Plan	The Calpine Corporation 2017 Equity Incentive Plan

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

2023 First Lien Notes
The $1.2 billion aggregate principal amount of 7.875% senior secured notes due 2023, issued January 14, 2011, repaid in series of transactions on November 7, 2012, December 2, 2013, December 4, 2014, February 3, 2015, December 7, 2015, December 19, 2016 and March 6, 2017

2023 First Lien Term Loans
The $550 million first lien senior secured term loan, dated December 15, 2015, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent and the $562 million first lien senior secured term loan, dated May 31, 2016, among Calpine Corporation, as borrower, the lenders party thereto, Citibank, N.A., as administrative agent and MUFG Union Bank, N.A., as collateral agent

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

2024 Senior Unsecured Notes	The $650 million aggregate principal amount of 5.5% senior unsecured notes due 2024, issued February 3, 2015

2025 Senior Unsecured Notes	The $1.55 billion aggregate principal amount of 5.75% senior unsecured notes due 2025, issued July 22, 2014

ABBREVIATION	DEFINITION
2026 First Lien Notes	The $625 million aggregate principal amount of 5.25% senior unsecured notes due 2026, issued May 31, 2016

AB 32	California Assembly Bill 32

Accounts Receivable Sales Program
Receivables purchase agreement between Calpine Solutions and Calpine Receivables and the purchase and sale agreement between Calpine Receivables and an unaffiliated financial institution, both which allows for the revolving sale of up to $250 million in certain trade accounts receivables to third parties

Adjusted EBITDA
EBITDA as adjusted for the effects of (a) impairment charges, (b) major maintenance expense, (c) operating lease expense, (d) gains or losses on commodity derivative mark-to-market activity, (e) adjustments to reflect only the Adjusted EBITDA from our unconsolidated investments, (f) adjustments to exclude the Adjusted EBITDA related to the noncontrolling interest, (g) stock-based compensation expense, (h) gains or losses on sales, dispositions or retirements of assets, (i) non-cash gains and losses from foreign currency translations, (j) gains or losses on the repurchase, modification or extinguishment of debt, (k) non-cash GAAP-related adjustments to levelize revenues from tolling agreements and (l) other unusual or non-recurring items

Adjusted Free Cash Flow
Cash flows from operating activities adjusted for the effects of changes in working capital, maintenance capital expenditures, adjustments to reflect the Adjusted Free Cash Flow from unconsolidated investments and to exclude the noncontrolling interest and other miscellaneous items

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

Btu	British thermal unit(s), a measure of heat content

CAISO	California Independent System Operator which is an entity that manages the power grid and operates the competitive power market in California

Calpine Equity Incentive Plans	Collectively, the Director Plans and the Equity Plans, which provide for grants of equity awards to Calpine non-union employees and non-employee members of Calpine’s Board of Directors

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

CARB	California Air Resources Board

ABBREVIATION	DEFINITION
CCFC	Calpine Construction Finance Company, L.P., an indirect, wholly-owned subsidiary of Calpine

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

Commodity expense
The sum of our expenses from fuel and purchased energy expense, commodity transmission and transportation expense, environmental compliance expenses and realized settlements from our marketing, hedging and optimization activities including natural gas and fuel oil transactions hedging future power sales

Commodity Margin
Non-GAAP financial measure that includes revenue recognized on our wholesale and retail power sales activity, electric capacity sales, REC sales, steam sales, realized settlements associated with our marketing, hedging, optimization and trading activity, fuel and purchased energy expenses, commodity transmission and transportation expenses and environmental compliance expenses

Commodity revenue
The sum of our revenues recognized on our wholesale and retail power sales activity, electric capacity sales, REC sales, steam sales and realized settlements from our marketing, hedging, optimization and trading activities

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

CPUC	California Public Utilities Commission

Director Plans	Collectively, the 2008 Director Plan and the 2017 Director Plan

EBITDA	Net income (loss) attributable to Calpine before net (income) loss attributable to the noncontrolling interest, interest, taxes, depreciation and amortization

Equity Plans	Collectively, the 2008 Equity Plan and the 2017 Equity Plan

ERCOT	Electric Reliability Council of Texas which is an entity that manages the flow of electric power to Texas customers representing approximately 90 percent of the state’s electric load

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

ABBREVIATION	DEFINITION
FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2023 First Lien Notes, the 2024 First Lien Notes and the 2026 First Lien Notes

First Lien Term Loans	Collectively, the 2017 First Lien Term Loan, the 2019 First Lien Term Loan, the 2023 First Lien Term Loans and the 2024 First Lien Term Loan

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

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

NYISO	New York ISO which operates competitive wholesale markets to manage the flow of electricity across New York

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

v

ABBREVIATION	DEFINITION
OTC	Over-the-Counter

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

•
Laws, regulations and market rules in the wholesale and retail markets in which we participate and our ability to effectively respond to changes in laws, regulations or market rules or the interpretation thereof including those related to the environment, derivative transactions and market design in the regions in which we operate;

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

•
Natural disasters, such as hurricanes, earthquakes, droughts, wildfires and floods, acts of terrorism or cyber attacks that may affect our power plants or the markets our power plants or retail operations serve and our corporate offices;

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$2,145	$1,551	$4,208	$3,136
Mark-to-market gain (loss)	(66)	(391)	148	(366)
Other revenue	5	4	9	9
Operating revenues	2,084	1,164	4,365	2,779
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,513	897	3,046	1,903
Mark-to-market (gain) loss	16	(355)	175	(235)
Fuel and purchased energy expense	1,529	542	3,221	1,668
Plant operating expense	302	271	584	526
Depreciation and amortization expense	186	162	392	342
Sales, general and other administrative expense	40	35	80	73
Other operating expenses	20	17	40	37
Total operating expenses	2,077	1,027	4,317	2,646
(Gain) on sale of assets, net	—	—	(27)	—
(Income) from unconsolidated subsidiaries	(6)	(3)	(10)	(10)
Income from operations	13	140	85	143
Interest expense	154	157	313	314
Debt extinguishment costs	1	15	25	15
Other (income) expense, net	7	6	9	11
Loss before income taxes	(149)	(38)	(262)	(197)
Income tax expense (benefit)	63	(14)	2	21
Net loss	(212)	(24)	(264)	(218)
Net income attributable to the noncontrolling interest	(4)	(5)	(8)	(9)
Net loss attributable to Calpine	$(216)	$(29)	$(272)	$(227)

Basic and diluted loss per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	355,358	354,066	355,022	353,784
Net loss per common share attributable to Calpine — basic and diluted	$(0.61)	$(0.08)	$(0.77)	$(0.64)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net loss	$(212)	$(24)	$(264)	$(218)
Cash flow hedging activities:
Loss on cash flow hedges before reclassification adjustment for cash flow hedges realized in net loss	(26)	(17)	(41)	(40)
Reclassification adjustment for loss on cash flow hedges realized in net loss	15	11	26	22
Foreign currency translation gain	4	—	6	12
Income tax expense	(2)	—	(2)	—
Other comprehensive loss	(9)	(6)	(11)	(6)
Comprehensive loss	(221)	(30)	(275)	(224)
Comprehensive (income) attributable to the noncontrolling interest	(4)	(5)	(8)	(7)
Comprehensive loss attributable to Calpine	$(225)	$(35)	$(283)	$(231)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($49 and $79 attributable to VIEs)	$294	$418
Accounts receivable, net of allowance of $8 and $6	874	839
Inventories	455	581
Margin deposits and other prepaid expense	323	441
Restricted cash, current ($62 and $109 attributable to VIEs)	105	173
Derivative assets, current	1,062	1,725
Current assets held for sale (nil and $134 attributable to VIEs)	—	210
Other current assets	74	45
Total current assets	3,187	4,432
Property, plant and equipment, net ($4,139 and $3,979 attributable to VIEs)	12,940	13,013
Restricted cash, net of current portion ($27 and $14 attributable to VIEs)	28	15
Investments in unconsolidated subsidiaries	98	99
Long-term derivative assets	527	543
Goodwill	242	187
Intangible assets, net	578	650
Other assets ($66 and $56 attributable to VIEs)	375	378
Total assets	$17,975	$19,317
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761	$671
Accrued interest payable	105	125
Debt, current portion ($180 and $176 attributable to VIEs)	615	748
Derivative liabilities, current	1,022	1,630
Other current liabilities	370	528
Total current liabilities	2,873	3,702
Debt, net of current portion ($2,891 and $2,944 attributable to VIEs)	11,307	11,431
Long-term derivative liabilities	428	476
Other long-term liabilities	298	369
Total liabilities	14,906	15,978

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 361,744,735 and 359,627,113 shares issued, respectively, and 360,670,818 and 359,061,764 shares outstanding, respectively	—	—
Treasury stock, at cost, 1,073,917 and 565,349 shares, respectively	(13)	(7)
Additional paid-in capital	9,642	9,625
Accumulated deficit	(6,485)	(6,213)
Accumulated other comprehensive loss	(148)	(137)
Total Calpine stockholders’ equity	2,996	3,268
Noncontrolling interest	73	71
Total stockholders’ equity	3,069	3,339
Total liabilities and stockholders’ equity	$17,975	$19,317

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net loss	$(264)	$(218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization(1)	510	459
Debt extinguishment costs	7	15
Income taxes	10	11
Gain on sale of assets, net	(27)	—
Mark-to-market activity, net	26	130
(Income) from unconsolidated subsidiaries	(10)	(10)
Return on investments from unconsolidated subsidiaries	16	18
Stock-based compensation expense	20	17
Other	(6)	(1)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(39)	(78)
Derivative instruments, net	(19)	(69)
Other assets	17	(116)
Accounts payable and accrued expenses	(22)	(85)
Other liabilities	27	52
Net cash provided by operating activities	246	125
Cash flows from investing activities:
Purchases of property, plant and equipment	(187)	(223)
Proceeds from sale of Osprey Energy Center	162	—
Purchase of Granite Ridge Energy Center	—	(526)
Purchase of North American Power, net of cash acquired	(111)	—
Decrease in restricted cash	56	60
Other	29	13
Net cash used in investing activities	(51)	(676)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	396	556
Repayment of CCFC Term Loans and First Lien Term Loans	(173)	(1,209)
Repurchase of First Lien Notes	(453)	—
Borrowings under First Lien Notes	—	625
Repayments of project financing, notes payable and other	(68)	(81)
Distribution to noncontrolling interest holder	(7)	—
Financing costs	(9)	(26)
Shares repurchased for tax withholding on stock-based awards	(6)	(5)
Other	1	—
Net cash used in financing activities	(319)	(140)
Net decrease in cash and cash equivalents	(124)	(691)
Cash and cash equivalents, beginning of period	418	906
Cash and cash equivalents, end of period	$294	$215

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$296	$289
Income taxes	$8	$8

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$(4)	$24
Purchase of King City Cogeneration Plant lease(2)	$15	$—
____________

(1)
Includes amortization recorded in Commodity revenue and Commodity expense associated with intangible assets and amortization recorded in interest expense associated with debt issuance costs and discounts.

(2)
On April 3, 2017, we completed the purchase of the King City Cogeneration Plant lease in exchange for a three-year promissory note with a discounted value of $57 million. We recorded a net increase to property, plant and equipment, net on our Consolidated Condensed Balance Sheet of $15 million due to the increased value of the promissory note as compared to the carrying value of the lease.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
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

The table below represents the components of our restricted cash as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017			December 31, 2016
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$18	$8	$26	$11	$8	$19
Construction/major maintenance	21	19	40	45	6	51
Security/project/insurance	63	—	63	114	—	114
Other	3	1	4	3	1	4
Total	$105	$28	$133	$173	$15	$188
Property, Plant and Equipment, Net — At June 30, 2017 and December 31, 2016, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	June 30, 2017	December 31, 2016	Depreciable Lives
Buildings, machinery and equipment	$16,511	$16,468	3	–	46	Years
Geothermal properties	1,468	1,377	13	–	58	Years
Other	232	259	3	–	46	Years
	18,211	18,104
Less: Accumulated depreciation	6,123	5,865
	12,088	12,239
Land	117	116
Construction in progress	735	658
Property, plant and equipment, net	$12,940	$13,013
Capitalized Interest — The total amount of interest capitalized was $6 million and $5 million for the three months ended June 30, 2017 and 2016, respectively and $13 million and $9 million during the six months ended June 30, 2017 and 2016, respectively.
Goodwill — We have not recorded any impairment losses associated with our goodwill. The change in goodwill by segment during the six months ended June 30, 2017 was as follows (in millions):

	West	Texas	East	Total
Goodwill at December 31, 2016	$68	$31	$88	$187
Acquisition of North American Power	—	—	49	49
Purchase price allocation adjustments(1)	(4)	(1)	11	6
Goodwill at June 30, 2017	$64	$30	$148	$242
____________

(1)	The purchase price allocation adjustment in the East segment represents adjustments of $16 million for North American Power and $(5) million for Calpine Solutions.
Related Party — Under the Accounts Receivables Sales Program, at June 30, 2017 and December 31, 2016, we had $198 million and $211 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $35 million and $32 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the six months ended June 30, 2017, we sold an aggregate of $1.1 billion in trade accounts receivable and recorded $1.1 billion in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 2 and 5 in our 2016 Form 10-K.
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
Acquisition of North American Power
On January 17, 2017, we, through an indirect, wholly-owned subsidiary, completed the purchase of 100% of the outstanding limited liability company membership interests in North American Power for approximately $105 million, excluding working capital and other adjustments. North American Power is a growing retail energy supplier for homes and small businesses and is primarily concentrated in the Northeast U.S. where Calpine has a substantial power generation presence and where Champion Energy has a substantial retail sales footprint that is enhanced by the addition of North American Power, which has been integrated into our Champion Energy retail platform. We funded the acquisition with cash on hand and the purchase price is allocated to the net assets of the business including intangible assets for the value of customer relationships and goodwill. The goodwill recorded associated with our acquisition of North American Power is deductible for tax purposes. We did not record any material adjustments to the preliminary purchase price allocation during the three months ended June 30, 2017. The pro forma incremental effect of North American Power on our results of operations for each of the three and six months ended June 30, 2017 and 2016 is not material.
Acquisition of Calpine Solutions, formerly Noble Solutions
We did not record any material adjustments to the preliminary purchase price allocation during the six months ended June 30, 2017 associated with our acquisition of Calpine Solutions on December 1, 2016.
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
Sale of Osprey Energy Center
On January 3, 2017, we completed the sale of the Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments. This transaction supports our effort to divest non-core assets outside our strategic concentration. We recorded a gain on sale of assets, net of approximately $27 million during the six months ended June 30, 2017 associated with the sale of the Osprey Energy Center.
South Point Energy Center
As a result of the denial by the Nevada Public Utility Commission of the sale of South Point Energy Center to Nevada Power Company in February 2017, we terminated the corresponding asset sale agreement in the first quarter of 2017. We are currently assessing our options related to South Point Energy Center; however, we do not anticipate that the termination of the asset sale agreement will have a material effect on our financial condition, results of operations or cash flows. During the first quarter of 2017, we reclassified the assets of South Point Energy Center from current assets held for sale to held and used.

3.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the six months ended June 30, 2017. See Note 5 in our 2016 Form 10-K for further information regarding our VIEs.

VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 8,423 MW and 9,491 MW at June 30, 2017 and December 31, 2016, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil during each of the three and six months ended June 30, 2017 and 2016.
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
In December 2016, we acquired Calpine Receivables, a bankruptcy remote entity created for the special purpose of purchasing trade accounts receivable from Calpine Solutions under the Accounts Receivable Sales Program. Calpine Receivables is a VIE. We have determined that we do not have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance nor the obligation to absorb losses or receive benefits from the VIE. Accordingly, we have determined that we are not the primary beneficiary of Calpine Receivables because we do not have the power to affect its financial performance as the unaffiliated financial institutions that purchase the receivables from Calpine Receivables control the selection criteria of the receivables sold and appoint the servicer of the receivables which controls management of default. Thus, we do not consolidate Calpine Receivables in our Consolidated Condensed Financial Statements and use the equity method of accounting to record our net interest in Calpine Receivables.
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At June 30, 2017 and December 31, 2016, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of June 30, 2017	June 30, 2017	December 31, 2016
Greenfield LP	50%	$85	$73
Whitby	50%	3	16
Calpine Receivables	100%	10	10
Total investments in unconsolidated subsidiaries		$98	$99
Our risk of loss related to our investments in Greenfield LP, Whitby and Calpine Receivables is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At June 30, 2017 and December 31, 2016, Greenfield LP’s debt was approximately $258 million and $259 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $129 million and $130 million at June 30, 2017 and December 31, 2016, respectively.

Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three and six months ended June 30, 2017 and 2016, is recorded in (income) from unconsolidated subsidiaries. We did not have any income or receive any distributions from our investment in Calpine Receivables for the three and six months ended June 30, 2017. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Greenfield LP	$(4)	$(1)	$(6)	$(5)
Whitby	(2)	(2)	(4)	(5)
Total	$(6)	$(3)	$(10)	$(10)
Distributions from Greenfield LP were nil during each of the three and six months ended June 30, 2017, and $5 million during each of the three and six months ended June 30, 2016. Distributions from Whitby were $3 million and $16 million during the three and six months ended June 30, 2017, respectively, and $13 million during each of the three and six months ended June 30, 2016.

4.	Debt
Our debt at June 30, 2017 and December 31, 2016, was as follows (in millions):

	June 30, 2017	December 31, 2016
Senior Unsecured Notes	$3,414	$3,412
First Lien Term Loans	3,403	3,165
First Lien Notes	1,842	2,290
Project financing, notes payable and other	1,595	1,597
CCFC Term Loans	1,547	1,553
Capital lease obligations	121	162
Subtotal	11,922	12,179
Less: Current maturities	615	748
Total long-term debt	$11,307	$11,431
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, decreased to 5.4% for the six months ended June 30, 2017, from 5.5% for the same period in 2016. The issuance of our 2019 First Lien Term Loan in February 2017 and a portion of our 2023 First Lien Term Loans in May 2016 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and First Lien Term Loans with debt carrying lower interest rates.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	June 30, 2017	December 31, 2016
2023 Senior Unsecured Notes	$1,238	$1,237
2024 Senior Unsecured Notes	643	643
2025 Senior Unsecured Notes	1,533	1,532
Total Senior Unsecured Notes	$3,414	$3,412

First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	June 30, 2017	December 31, 2016
2017 First Lien Term Loan(1)	$396	$537
2019 First Lien Term Loan	389	—
2023 First Lien Term Loans	1,068	1,071
2024 First Lien Term Loan	1,550	1,557
Total First Lien Term Loans	$3,403	$3,165
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
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	June 30, 2017	December 31, 2016
2022 First Lien Notes	$740	$739
2023 First Lien Notes(1)	—	450
2024 First Lien Notes	485	485
2026 First Lien Notes	617	616
Total First Lien Notes	$1,842	$2,290
____________

(1)
On March 6, 2017, we used cash on hand along with the proceeds from our 2019 First Lien Term Loan to redeem the remaining $453 million of our 2023 First Lien Notes, plus accrued and unpaid interest. During the first quarter of 2017, we recorded approximately $21 million in debt extinguishment costs related to the redemption of our 2023 First Lien Notes.

Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Corporate Revolving Facility(1)	$474	$535
CDHI	257	250
Various project financing facilities	215	206
Total	$946	$991
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,303	$3,414	$3,343	$3,412
First Lien Term Loans	3,454	3,403	3,244	3,165
First Lien Notes	1,893	1,842	2,349	2,290
Project financing, notes payable and other(1)	1,537	1,503	1,543	1,506
CCFC Term Loans	1,554	1,547	1,567	1,553
Total	$11,741	$11,709	$12,046	$11,926
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$128	$—	$—	$128
Commodity instruments:
Commodity exchange traded futures and swaps contracts	932	—	—	932
Commodity forward contracts(2)	—	285	351	636
Interest rate hedging instruments	—	21	—	21
Total assets	$1,060	$306	$351	$1,717
Liabilities:
Commodity instruments:
Commodity exchange traded futures and swaps contracts	975	—	—	975
Commodity forward contracts(2)	—	361	57	418
Interest rate hedging instruments	—	57	—	57
Total liabilities	$975	$418	$57	$1,450

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$153	$—	$—	$153
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,542	—	—	1,542
Commodity forward contracts(2)	—	231	466	697
Interest rate hedging instruments	—	29	—	29
Total assets	$1,695	$260	$466	$2,421
Liabilities:
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,570	—	—	1,570
Commodity forward contracts(2)	—	411	67	478
Interest rate hedging instruments	—	58	—	58
Total liabilities	$1,570	$469	$67	$2,106
___________

(1)
As of June 30, 2017 and December 31, 2016, we had cash equivalents of $29 million and $26 million included in cash and cash equivalents and $99 million and $127 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options and retail contracts.
At June 30, 2017 and December 31, 2016, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at June 30, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2017
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$245	Discounted cash flow	Market price (per MWh)	$7.40	—	$93.77	/MWh
Power Congestion Products	$12	Discounted cash flow	Market price (per MWh)	$(7.92)	—	$5.13	/MWh
Natural Gas Contracts	$37	Discounted cash flow	Market price (per MMBtu)	$1.62	—	$6.15	/MMBtu

	December 31, 2016
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$360	Discounted cash flow	Market price (per MWh)	$9.60	—	$86.34	/MWh
Power Congestion Products	$12	Discounted cash flow	Market price (per MWh)	$(7.52)	—	$13.62	/MWh
Natural Gas Contracts	$17	Discounted cash flow	Market price (per MMBtu)	$1.95	—	$5.66	/MMBtu

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$342	$(65)	$399	$(46)
Realized and mark-to-market gains (losses):
Included in net loss:
Included in operating revenues(1)	28	(174)	104	(181)
Included in fuel and purchased energy expense(2)	(14)	165	1	155
Purchases and settlements:
Purchases	3	4	3	5
Settlements	(67)	(1)	(97)	(4)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	2	—	(3)	—
Transfers out of level 3(5)	—	8	(113)	8
Balance, end of period	$294	$(63)	$294	$(63)
Change in unrealized gains (losses) relating to instruments still held at end of period	$14	$(9)	$105	$(26)
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and six months ended June 30, 2017 and 2016.

(4)
There were $(2) million and nil in gains transferred out of level 2 into level 3 for each of the three months ended June 30, 2017 and 2016, and $3 million and nil in losses transferred out of level 2 into level 3 for the six months ended June 30, 2017 and 2016, respectively, due to changes in market liquidity in various power markets.

(5)
We had nil and $(8) million in losses transferred out of level 3 into level 2 for the three months ended June 30, 2017 and 2016, respectively, and $113 million in gains and $(8) million in losses transferred out of level 3 into level 2 for the six months ended June 30, 2017 and 2016, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three and six months ended June 30, 2017 and 2016.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of June 30, 2017, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 9 years.

As of June 30, 2017 and December 31, 2016, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	June 30, 2017		December 31, 2016
Power (MWh)	(95)		(86)
Natural gas (MMBtu)	842		613
Environmental credits (Tonnes)	17		16
Interest rate hedging instruments	$4,600	(1)	$3,721
___________

(1)
We entered into interest rate hedging instruments during the first quarter of 2017 to hedge approximately $1.0 billion of variable rate debt for 2018 through 2020 and approximately $500 million of variable rate debt for 2021 through 2022. We also extended the tenor of certain interest rate hedging instruments, which effectively places a ceiling on LIBOR on $2.5 billion of variable rate corporate debt through 2020 and $1.25 billion of variable rate corporate debt in 2021.

Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of June 30, 2017, was $66 million for which we have posted collateral of $4 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $1 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.
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

Derivatives Included on Our Consolidated Condensed Balance Sheets
The following tables present the fair values of our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Commodity Instruments	Interest Rate Hedging Instruments	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$1,061	$1	$1,062
Long-term derivative assets	507	20	527
Total derivative assets	$1,568	$21	$1,589

Current derivative liabilities	$995	$27	$1,022
Long-term derivative liabilities	398	30	428
Total derivative liabilities	$1,393	$57	$1,450
Net derivative assets (liabilities)	$175	$(36)	$139

	December 31, 2016
	Commodity Instruments	Interest Rate Hedging Instruments	Total Derivative Instruments
Balance Sheet Presentation
Current derivative assets	$1,724	$1	$1,725
Long-term derivative assets	515	28	543
Total derivative assets	$2,239	$29	$2,268

Current derivative liabilities	$1,602	$28	$1,630
Long-term derivative liabilities	446	30	476
Total derivative liabilities	$2,048	$58	$2,106
Net derivative assets (liabilities)	$191	$(29)	$162

	June 30, 2017		December 31, 2016
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$21	$57	$29	$58
Total derivatives designated as cash flow hedging instruments	$21	$57	$29	$58

Derivatives not designated as hedging instruments:
Commodity instruments	$1,568	$1,393	$2,239	$2,048
Total derivatives not designated as hedging instruments	$1,568	$1,393	$2,239	$2,048
Total derivatives	$1,589	$1,450	$2,268	$2,106
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

The tables below set forth our net exposure to derivative instruments after offsetting amounts subject to a master netting arrangement with the same counterparty at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$932	$(927)	$(5)	$—
Commodity forward contracts	636	(174)	—	462
Interest rate hedging instruments	21	(8)	—	13
Total derivative assets	$1,589	$(1,109)	$(5)	$475
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(975)	$927	$48	$—
Commodity forward contracts	(418)	174	28	(216)
Interest rate hedging instruments	(57)	8	—	(49)
Total derivative (liabilities)	$(1,450)	$1,109	$76	$(265)
Net derivative assets (liabilities)	$139	$—	$71	$210

	December 31, 2016
	Gross Amounts Not Offset on the Consolidated Condensed Balance Sheets
	Gross Amounts Presented on our Consolidated Condensed Balance Sheets	Derivative Asset (Liability) not Offset on the Consolidated Condensed Balance Sheets	Margin/Cash (Received) Posted (1)	Net Amount
Derivative assets:
Commodity exchange traded futures and swaps contracts	$1,542	$(1,521)	$(21)	$—
Commodity forward contracts	697	(165)	(11)	521
Interest rate hedging instruments	29	—	—	29
Total derivative assets	$2,268	$(1,686)	$(32)	$550
Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,570)	$1,521	$49	$—
Commodity forward contracts	(478)	165	55	(258)
Interest rate hedging instruments	(58)	—	—	(58)
Total derivative (liabilities)	$(2,106)	$1,686	$104	$(316)
Net derivative assets (liabilities)	$162	$—	$72	$234
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

The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized gain (loss)(1)(2)
Commodity derivative instruments	$44	$63	$73	$181
Total realized gain (loss)	$44	$63	$73	$181

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$(82)	$(36)	$(27)	$(131)
Interest rate hedging instruments	1	—	1	1
Total mark-to-market gain (loss)	$(81)	$(36)	$(26)	$(130)
Total activity, net	$(37)	$27	$47	$51
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$(31)	$(272)	$192	$(68)
Derivatives contracts included in fuel and purchased energy expense(2)(3)	(7)	299	(146)	118
Interest rate hedging instruments included in interest expense(4)	1	—	1	1
Total activity, net	$(37)	$27	$47	$51
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(4)	In addition to changes in market value on interest rate hedging instruments not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness.

Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended June 30,		Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2017	2016	2017	2016	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(15)	$(6)	$(11)	$(11)	Interest expense
Interest rate hedging instruments(1)(2)	4	—	(4)	—	Depreciation expense
Total	$(11)	$(6)	$(15)	$(11)

	Six Months Ended June 30,		Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2017	2016	2017	2016	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(19)	$(18)	$(22)	$(22)	Interest expense
Interest rate hedging instruments(1)(2)	4	—	(4)	—	Depreciation expense
Total	$(15)	$(18)	$(26)	$(22)
____________

(1)
We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three and six months ended June 30, 2017 and 2016.

(2)
We recorded an income tax expense of $2 million in losses for each of the three and six months ended June 30, 2017 and nil for each of the three and six months ended June 30, 2016, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $107 million and $90 million at June 30, 2017 and December 31, 2016, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $8 million and $8 million at June 30, 2017 and December 31, 2016, respectively.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Margin deposits(1)	$248	$350
Natural gas and power prepayments	22	25
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$270	$375

Letters of credit issued	$743	$798
First priority liens under power and natural gas agreements	195	206
First priority liens under interest rate hedging instruments	55	55
Total letters of credit and first priority liens with our counterparties	$993	$1,059

Margin deposits posted with us by our counterparties(1)(3)	$1	$16
Letters of credit posted with us by our counterparties	27	43
Total margin deposits and letters of credit posted with us by our counterparties	$28	$59
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

(2)
At June 30, 2017 and December 31, 2016, $261 million and $366 million, respectively, were included in margin deposits and other prepaid expense and $9 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

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

8.	Income Taxes
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$63	$(14)	$2	$21
Effective tax rate	(41)%	33%	(1)%	(10)%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and six months ended June 30, 2017 and 2016, our income tax expense (benefit) is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances. During the six months ended June 30, 2017, we recorded an income tax benefit of $17 million associated with a favorable adjustment to our reserve for uncertain tax positions. See Note 10 in our 2016 Form 10-K for further information regarding our NOLs.

Income Tax Audits — We remain subject to periodic audits and reviews by taxing authorities; however, we do not expect these audits will have a material effect on our tax provision. Any NOLs we claim in future years to reduce taxable income could be subject to IRS examination regardless of when the NOLs occurred. Any adjustment of state or federal returns would likely result in a reduction of deferred tax assets rather than a cash payment of income taxes in tax jurisdictions where we have NOLs. We are currently subject to U.S. federal income tax examination for the year ended December 31, 2015. Our Canadian subsidiaries are currently subject to examination by the Canada Revenue Agency for the years ended December 31, 2013 through 2016.
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
Unrecognized Tax Benefits — At June 30, 2017, we had unrecognized tax benefits of $48 million. If recognized, $10 million of our unrecognized tax benefits could affect the annual effective tax rate and $38 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $4 million for income tax matters at June 30, 2017. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $7 million in unrecognized tax benefits could occur within the next twelve months primarily related to foreign tax issues.

9.	Loss per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. As we incurred a net loss for the three and six months ended June 30, 2017 and 2016, diluted loss per share for each period is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. We excluded the following items from diluted earnings per common share for the three and six months ended June 30, 2017 and 2016, because they were anti-dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based awards	5,287	3,335	5,059	3,294

10.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At June 30, 2017, 300,000 shares and 21,865,106 shares remain available for issuance under the 2017 Director Plan and the 2017 Equity Plan, respectively. There are no shares available for issuance under the 2008 Director Plan and the 2008 Equity Plan.
Equity Classified Share-Based Awards
Stock-based compensation expense recognized for our equity classified share-based awards was $9 million and $8 million for the three months ended June 30, 2017 and 2016, respectively, and $17 million and $15 million for the six months ended June 30, 2017 and 2016, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the six months ended June 30, 2017 and 2016. At June 30, 2017, there was unrecognized compensation cost of $43 million related to restricted stock and restricted stock units and $6 million related to options which is expected to be recognized over a weighted average period of 1.7 years for restricted stock and restricted stock units and 2.3 years for options. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans when stock options are exercised and for other share-based awards.

A summary of all of our non-qualified stock option activity for the Equity Plans for the six months ended June 30, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2016	2,697,136	$13.59	3.0	$2
Granted	1,476,480	$11.70
Forfeited	15,721	$11.69
Expired	22,800	$17.69
Outstanding — June 30, 2017	4,135,095	$12.90	5.0	$6
Exercisable — June 30, 2017	2,674,336	$13.55	2.5	$4
Vested and expected to vest – June 30, 2017	3,946,197	$12.96	4.8	$6
The fair value of options granted during the six months ended June 30, 2017, was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table:

2017
Expected term (in years)(1)	7.3 - 10.0
Risk-free interest rate(2)	2.25%
Expected volatility(3)	33 - 40%
Dividend yield(4)	—
Weighted average grant-date fair value (per option)	$5.38
___________

(1)	Expected term calculated using historical exercise data.

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded stock options.

(4)	We have never paid cash dividends on our common stock and we do not anticipate any cash dividend payments on our common stock in the near future.
A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the six months ended June 30, 2017, is as follows:

	Number of Restricted Stock Awards		Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2016	4,869,648		$15.83
Granted	3,606,816		$11.76
Forfeited	493,472		$13.98
Vested	1,650,036		$17.11
Nonvested — June 30, 2017	6,332,956	(1)	$13.32
___________

(1)
Includes 63,075 shares of restricted stock and restricted stock units outstanding under the Director Plans and 6,269,881 shares of restricted stock and restricted stock units outstanding under the Equity Plans.

The total fair value of our restricted stock and restricted stock units that vested during the six months ended June 30, 2017 and 2016 was approximately $19 million and $16 million, respectively.

Liability Classified Share-Based Awards
During the first quarter of 2017, our Board of Directors approved the award of performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s total shareholder return over the three-year performance period of January 1, 2017 through December 31, 2019. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $3 million and nil for the three months ended June 30, 2017 and 2016, respectively, and $3 million and $2 million for the six months ended June 30, 2017 and 2016, respectively.
A summary of our performance share unit activity for the six months ended June 30, 2017, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2016	890,587	$17.90
Granted	478,984	$10.73
Forfeited	54,638	$18.38
Vested(1)	30,312	$17.21
Nonvested — June 30, 2017	1,284,621	$15.22
___________

(1)
In accordance with the applicable performance share unit agreements, performance share units granted to employees who meet the retirement eligibility requirements stipulated in the Equity Plans are fully vested upon the later of the date on which the employee becomes eligible to retire or one-year anniversary of the grant date.

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
California Air Resources Board. On November 8, 2016, Russell City Energy Center, LLC received a notice of violation for exceeding CARB’s annual emission limits for Sulfur Hexafluoride (“SF6”) due to a leak of SF6 during 2015 from one of the high voltage circuit breakers located in the Russell City Energy Center switchyard. SF6 is a gas used as an electrical insulator in high voltage circuit breakers and is a GHG. During the second quarter of 2017, we reached a resolution of this issue with the CARB, which will not have a material effect on our financial condition, results of operations or cash flows.
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of June 30, 2017, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 15 of our 2016 Form 10-K.

12.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At June 30, 2017, our reportable segments were West (including geothermal), Texas and East (including Canada). The results of our retail subsidiaries are reflected in the segment which corresponds with the geographic area in which the retail sales occur. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments. Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions):

	Three Months Ended June 30, 2017
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$401	$797	$886	$—	$2,084
Intersegment revenues	—	5	2	(7)	—
Total operating revenues	$401	$802	$888	$(7)	$2,084
Commodity Margin	$244	$167	$236	$—	$647
Add: Mark-to-market commodity activity, net and other(1)	(38)	(30)	(18)	(6)	(92)
Less:
Plant operating expense	111	109	89	(7)	302
Depreciation and amortization expense	63	65	58	—	186
Sales, general and other administrative expense	8	21	11	—	40
Other operating expenses	8	3	8	1	20
(Income) from unconsolidated subsidiaries	—	—	(6)	—	(6)
Income (loss) from operations	16	(61)	58	—	13
Interest expense					154
Debt extinguishment costs and other (income) expense, net					8
Loss before income taxes					$(149)

	Three Months Ended June 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$211	$530	$423	$—	$1,164
Intersegment revenues	1	4	4	(9)	—
Total operating revenues	$212	$534	$427	$(9)	$1,164
Commodity Margin	$254	$160	$243	$—	$657
Add: Mark-to-market commodity activity, net and other(1)	(62)	7	28	(8)	(35)
Less:
Plant operating expense	98	85	96	(8)	271
Depreciation and amortization expense	56	53	53	—	162
Sales, general and other administrative expense	8	14	12	1	35
Other operating expenses	7	2	10	(2)	17
(Income) from unconsolidated subsidiaries	—	—	(3)	—	(3)
Income from operations	23	13	103	1	140
Interest expense					157
Debt extinguishment costs and other (income) expense, net					21
Loss before income taxes					$(38)

	Six Months Ended June 30, 2017
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,113	$1,596	$1,656	$—	$4,365
Intersegment revenues	2	8	4	(14)	—
Total operating revenues	$1,115	$1,604	$1,660	$(14)	$4,365
Commodity Margin	$465	$315	$425	$—	$1,205
Add: Mark-to-market commodity activity, net and other(2)	39	(60)	(26)	(14)	(61)
Less:
Plant operating expense	208	205	185	(14)	584
Depreciation and amortization expense	154	127	111	—	392
Sales, general and other administrative expense	21	38	21	—	80
Other operating expenses	17	6	17	—	40
(Gain) on sale of assets, net	—	—	(27)	—	(27)
(Income) from unconsolidated subsidiaries	—	—	(10)	—	(10)
Income (loss) from operations	104	(121)	102	—	85
Interest expense					313
Debt extinguishment costs and other (income) expense, net					34
Loss before income taxes					$(262)

	Six Months Ended June 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$635	$1,062	$1,082	$—	$2,779
Intersegment revenues	3	7	7	(17)	—
Total operating revenues	$638	$1,069	$1,089	$(17)	$2,779
Commodity Margin	$451	$313	$473	$—	$1,237
Add: Mark-to-market commodity activity, net and other(2)	(16)	(103)	7	(14)	(126)
Less:
Plant operating expense	189	171	180	(14)	526
Depreciation and amortization expense	125	106	111	—	342
Sales, general and other administrative expense	18	30	24	1	73
Other operating expenses	15	4	20	(2)	37
(Income) from unconsolidated subsidiaries	—	—	(10)	—	(10)
Income (loss) from operations	88	(101)	155	1	143
Interest expense					314
Debt extinguishment costs and other (income) expense, net					26
Loss before income taxes					$(197)
_________

(1)	Includes $(24) million and $(20) million of lease levelization and $44 million and $27 million of amortization expense for the three months ended June 30, 2017 and 2016, respectively.

(2)	Includes $(46) million and $(42) million of lease levelization and $104 million and $54 million of amortization expense for the six months ended June 30, 2017 and 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our goal is to be recognized as the premier competitive power company in the U.S. as viewed by our employees, shareholders, customers and policy-makers as well as the communities in which our facilities are located. We continue to make significant progress to deliver long-term shareholder value through operational excellence at our power plants and in our customer and commercial activity, as well as through our disciplined approach to capital allocation with the following achievements during 2017:

•	We produced approximately 44 million MWh of electricity during the six months ended June 30, 2017.

•	Our entire fleet achieved a starting reliability of 97.6% during the six months ended June 30, 2017.

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

•	We repaid approximately $150 million in borrowings under our 2017 First Lien Term Loan using cash on hand during the first quarter of 2017.

•	We successfully originated a new ten-year PPA with a customer in our Texas segment, in lieu of constructing a 418 MW natural gas-fired peaking power plant.

•	We successfully negotiated an amendment to the Clean Energy Supply Agreement associated with Greenfield LP for CO2 costs related to Ontario’s GHG law.

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
Our portfolio, including partnership interests, consists of 80 power plants, including one under construction, with an aggregate current generation capacity of 25,908 MW and 828 MW under construction. Our fleet, including projects under construction, consists of 65 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,425 MW in the West, 9,027 MW in Texas and 9,456 MW with an additional 828 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 25 states in the U.S. and in Canada and Mexico.
Strategic Alternatives Review
Early this Spring, our Board of Directors decided to explore strategic alternatives for the Company, seeking to enhance value for our shareholders. At this time, the Board, together with management and financial and legal advisors, are in discussions regarding a potential sale of Calpine. The Board plans to proceed in a timely manner, but has not set a definitive timetable for completion of these discussions. There can be no assurance that these discussions will result in a transaction of any kind, or if a transaction is undertaken, as to terms or timing. Calpine does not intend to disclose developments or provide updates on the status of these discussions unless or until it is determined that further disclosure is appropriate or required by law. Notwithstanding these discussions, the Calpine team remains committed to operational excellence, customer focus and financial discipline.
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
U.S. Department of Energy Study
U.S. Department of Energy (“DOE”) Secretary Rick Perry has directed his staff to undertake a study to analyze the effect of regulations, mandates, and subsidies on baseload generation resources and electric grid reliability. The request for the study is a result of concerns over the closures of baseload resources, which the Secretary deems as critical to a well-functioning electric grid. The DOE staff was directed to undertake the study over a 60-day period starting from April 19, 2017 to explore the evolution of wholesale electricity markets and the effect of federal policy interventions and changes in the electricity fuel mix; whether wholesale energy and capacity markets are adequately compensating attributes such as on-site fuel supply; and the extent to which continued regulations and policies are responsible for forcing the premature retirement of baseload power plants.
According to Secretary Perry’s directive, the results of the study are intended to be used to develop policy recommendations and solutions to protect the reliability and resiliency of the electric grid. The effect of this study on our business is currently unknown.

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
The CAISO is increasingly concerned with the premature retirement of uneconomic generation resources. It is evaluating the viability of units upon request and on a case-by-case basis particularly focusing on the risk of retirement in local, reliability constrained areas. It is also considering modifications to the review and approval of compensation for units threatened by economic retirement, but needed for reliability under the Reliability Must Run or Capacity Procurement Mechanism portions of its tariff.
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
Additionally, the PUCT has established a project to assess price formation rules in ERCOT’s energy-only market in an effort to take market participant input on the white paper, Priorities for the Evolution of an Energy-Only Electricity Market Design in ERCOT, which was commissioned by Calpine and NRG Energy, Inc. The paper was authored by Drs. William W. Hogan of Harvard University and Susan L. Pope of FTI Consulting, both widely recognized experts in the field of wholesale electric market design and price formation. The PUCT has scheduled an open workshop on the white paper’s recommendations to be conducted on August 10, 2017.
As these proceedings are ongoing and the timing of these changes is uncertain, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
PJM
The Ohio utilities, led by American Electric Power, Inc. and FirstEnergy Corp. (“FE”), have indicated their intentions to advocate for some form of re-regulation in this year’s legislative session which began on January 3, 2017. Re-regulation will require enabling legislation, and to date no proposal has been made public by the utilities. On April 6, 2017, at the behest of FE, a bill was introduced in the Ohio Senate to subsidize FE’s Ohio nuclear power plants. An identical bill was introduced in the Ohio House of Representatives on April 10, 2017. While we cannot predict the likelihood of this legislation passing as it is currently stalled in the legislature and its prospects are uncertain, we believe the proposed subsidies would frustrate the operation of PJM’s wholesale market structure that is regulated by the FERC.
Over significant opposition, the Illinois legislature voted to approve an out-of-market nuclear subsidy scheme put forward by Exelon Corporation (“Exelon”). Zero Emission Credits (“ZECs”) are to be paid to Exelon’s nuclear units beginning with the planning year commencing June 1, 2017. We believe these subsidies will frustrate the operation of the wholesale market structure regulated by the FERC. In February 2017, Calpine, along with a group of generators and our trade association, the Electric Power Supply Association, filed a lawsuit in federal district court challenging the ZEC legislation on constitutional grounds. On July 14, 2017, the federal district court dismissed the lawsuit in part for lack of subject-matter jurisdiction and in part for failure to state a claim. On July 17, 2017, the plaintiffs filed an appeal of this ruling to the U.S. Court of Appeals for the Seventh Circuit.
In November 2016, PJM filed proposed tariff changes with the FERC that allow increased seasonal resource participation in the Capacity Performance auction, effective for the 2020/2021 base residual auction that was held in May 2017. Because the

FERC does not have a quorum of FERC commissioners to rule on the filing, the FERC staff accepted PJM’s filing, subject to refund. As a result, the 2020/2021 base residual auction was conducted subject to refund and further FERC order. We support PJM’s proposal and believe the tariff changes preserve the competitiveness of the PJM power market; however, we cannot predict whether the FERC will approve PJM’s proposal or the ultimate effect on our financial condition, results of operations or cash flows.
Effective May 11, 2017, PJM implemented transient/scarcity pricing on a five minute basis as ordered by the FERC. This new pricing regime is expected to increase energy revenues in the real-time energy market as well as reserve revenues.
In June 2017, the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) denied the appeal filed by several entities related to the FERC’s orders which approved the PJM capacity market rule changes, referred to as Capacity Performance, which set forth stronger performance incentives and more significant penalties for failure to perform during emergency power system conditions. We support PJM’s capacity market rule changes and believe that, overall, they enhance the competitiveness and reliability of the PJM power market.
In July 2017, the D.C. Circuit granted an appeal filed by several generators regarding a May 2013 FERC order rejecting parts of a PJM proposal intended to make a component of PJM’s Reliability Pricing Model, the Minimum Offer Price Rule (“MOPR”), more transparent and objective. In the May 2013 order, the FERC accepted parts of PJM’s proposal but found that PJM must amend its tariff proposal in certain ways in order to make the proposal just and reasonable as required by the FERC’s regulations. PJM agreed to these changes, and the FERC approved the revised tariff filing. Several generators sought rehearing of the FERC’s order, which the FERC denied. In October 2015, an appeal followed. In the July 2017 decision, the D.C. Circuit found that the FERC does not have the authority under Section 205 of the Federal Power Act to propose its own tariff modifications, even though PJM agreed to the FERC’s proposed changes. The D.C. Circuit vacated the FERC’s orders with respect to several components of the tariff filing and remanded the matter to the FERC. We cannot predict how the FERC will address the case on remand or what effect, if any, the D.C. Circuit’s decision will have on our business.
ISO-NE
ISO-NE has requested that the FERC approve a revised Cost of New Entry (“Net CONE”) parameter beginning with the 2018 Forward Capacity Auction for the 2021/2022 delivery period which is lower than the previous Net CONE. The potential effect on our business is currently unknown.
On March 27, 2017, the Massachusetts Department of Public Utilities approved the issuance of a Request for Proposals (“RFP”) for up to 1,200 MW of new “clean energy” resources. A separate RFP for at least 400 MW of offshore wind was issued on June 29, 2017. We believe the subsidies provided to these new renewable resources will adversely affect the power markets in ISO-NE by artificially suppressing prices.
Connecticut is considering legislation that would allow the Millstone nuclear power plant to bid into an RFP to potentially obtain a five-year PPA. The legislation did not pass in the regular legislative session which adjourned on June 7, 2017; however, it may be reintroduced in a special legislative session expected to be convened later this summer. It is unknown whether the legislation will pass, but if it does pass, we believe the subsidies provided through the legislation will adversely affect the power markets in ISO-NE by artificially suppressing prices.
ISO-NE and PJM Market Reform Proposals
Both ISO-NE and PJM have released draft proposals that would accommodate state procurement initiatives while at the same time protecting the integrity of their power markets. ISO-NE’s proposal focuses on changes to the Forward Capacity Market, while PJM’s proposals suggest possible changes to energy price formation, ancillary service procurement, as well as modifications to the Reliability Pricing Model. All of these proposals will be discussed in stakeholder processes over the upcoming months. It is possible that the current proposals may be significantly modified, or possibly even withdrawn altogether. Because of this, and because it is unknown how the FERC will rule on any resulting tariff changes, we cannot predict the effect these changes will have on our business in those regions.
NYISO
On August 1, 2016, the New York State Public Service Commission (“PSC”) approved the Clean Energy Standard which requires 50% of the state’s generation to be produced by renewable resources by 2030. In addition, the Clean Energy Standard provides for out-of-market financial subsidies in the form of ZECs for some of the state’s existing nuclear generation facilities. In October 2016, a group of generators and our trade association, the Electric Power Supply Association, filed a lawsuit in federal court challenging the PSC’s ruling on constitution grounds. On July 25, 2017, the federal district court dismissed the lawsuit, finding that plaintiffs do not have a private right to bring the claims, and further finds that the ZEC program is not preempted by federal law and does not violate the dormant Commerce Clause. The plaintiffs will likely appeal this ruling to the U.S. Court of Appeals for the Second Circuit. We cannot predict the outcome of the appeal, but if the PSC’s action is left unchecked, we believe these subsidies will adversely affect the power markets in NYISO by artificially suppressing prices. As we do not have a substantial power generation presence in NYISO, the potential effect of the out-of-market financial subsidies are not expected to have a material effect on our financial condition, results of operations or cash flows. However, the subsidies could be meaningful to other power companies in the NYISO region.
IESO
Ontario implemented a new GHG law with an associated Cap-and-Trade program effective January 1, 2017. This program requires power generators to either acquire related CO2 allowances on their own behalf or, in most cases, the natural gas pipeline supplying the power generation facility will procure such allowances and bill the power generator in the form of a CO2 surcharge on its natural gas transportation invoice. Greenfield LP has a long-term Clean Energy Supply Contract (“CESA”) with the IESO, successor to the Ontario Power Authority. In May 2017, Greenfield LP and the IESO reached an agreement on the effect of Ontario’s Cap-and-Trade program under the CESA which will not have a material effect on Calpine’s financial condition, results of operations or cash flows. On a related note, Whitby has a PPA with the Ontario Electricity Financial Corporation, successor to Ontario Hydro. Whitby is seeking to recover related CO2 cost being applied to its natural gas transportation invoice. As this issue is ongoing, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
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
California: GHG – Cap-and-Trade Regulation
The Cap-and-Trade Regulation was subject to legal challenges claiming that, by requiring covered entities to obtain allowances, the Cap-and-Trade Regulation amounts to an unlawful tax. California law requires a two-thirds supermajority vote of the legislature to impose new taxes and AB 32 was not passed by a supermajority. On April 6, 2017, the California Court of Appeal affirmed the decision of the trial court that the Cap-and-Trade Regulation does not amount to an unlawful tax because allowances are valuable commodities, which entities voluntarily purchase to comply with the Cap-and-Trade Regulation. On June 28, 2017, the California Supreme Court rejected petitions for review of the decision, affirming the legality of the Cap-and-Trade program through 2020.
On July 17, 2017, the California legislature passed Assembly Bill (“AB”) 398, by a two-thirds supermajority vote, authorizing extension of the Cap-and-Trade Regulation through 2030. AB 398 requires the CARB to develop a price ceiling considering, among other things, the full social cost associated with emitting a ton of GHGs and the cost per ton of GHG emission reductions needed to achieve California’s goal of reducing statewide GHG emissions to 40 percent below 1990 levels by 2030. AB 398 was passed along with a companion bill, AB 617, which requires the CARB to prepare a statewide strategy to reduce emissions of toxic air contaminants and criteria air pollutants in communities affected by a high cumulative exposure burden and the local air districts to prepare community emissions reduction programs to achieve emissions reductions within such communities, as identified by the CARB. California Governor Brown is expected to sign both bills into law.
Several of our natural gas-fired power plants in California will likely remain subject to the Cap-and-Trade Regulation through 2030 as a result of passage of AB 398, although we believe the net effect of the Cap-and-Trade Regulation will be beneficial to us, particularly by increasing the appeal of our Geysers Assets. While it is too early to predict whether any of our California natural gas-fired power plants may ultimately be subject to a requirement to reduce emissions under AB 617 or what such a requirement might entail, much of our California fleet already meets emissions limits that are among the lowest in the U.S. and we do not anticipate that significant additional reductions will be required from our fleet pursuant to AB 617.
California RPS
California’s RPS requires retail power providers to generate or procure 33% and 50% of the power they sell to retail customers from renewable resources by 2020 and 2030, respectively, with intermediate targets leading up to 2020 and 2030. Behind-the-meter solar generally does not count towards California’s RPS requirements. Under California’s RPS, there are limits on different “buckets” of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy a growing fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour, such as our Geysers Assets. The California legislature is currently considering increasing the RPS to 60% by 2030 and, potentially, a 100% CO2-free RPS by 2045. While the RPS generally depresses wholesale energy prices, the intermittency of many renewable resources raises operational flexibility challenges that present opportunities for natural gas-fired generation to provide capacity and ancillary services products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016
Below are our results of operations for the three months ended June 30, 2017 as compared to the same period in 2016 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2017	2016	Change	% Change
Operating revenues:
Commodity revenue	$2,145	$1,551	$594	38
Mark-to-market (loss)	(66)	(391)	325	83
Other revenue	5	4	1	25
Operating revenues	2,084	1,164	920	79
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,513	897	(616)	(69)
Mark-to-market (gain) loss	16	(355)	(371)	#
Fuel and purchased energy expense	1,529	542	(987)	#
Plant operating expense	302	271	(31)	(11)
Depreciation and amortization expense	186	162	(24)	(15)
Sales, general and other administrative expense	40	35	(5)	(14)
Other operating expenses	20	17	(3)	(18)
Total operating expenses	2,077	1,027	(1,050)	#
(Income) from unconsolidated subsidiaries	(6)	(3)	3	#
Income from operations	13	140	(127)	(91)
Interest expense	154	157	3	2
Debt extinguishment costs	1	15	14	93
Other (income) expense, net	7	6	(1)	(17)
Loss before income taxes	(149)	(38)	(111)	#
Income tax expense (benefit)	63	(14)	(77)	#
Net loss	(212)	(24)	(188)	#
Net income attributable to the noncontrolling interest	(4)	(5)	1	20
Net loss attributable to Calpine	$(216)	$(29)	$(187)	#

	2017	2016	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	21,849	26,355	(4,506)	(17)
Average availability(2)	82.2%	85.6%	(3.4)%	(4)
Average total MW in operation(1)	25,128	26,502	(1,374)	(5)
Average capacity factor, excluding peakers	44.4%	50.2%	(5.8)%	(12)
Steam Adjusted Heat Rate(2)	7,318	7,313	(5)	—
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Whitby, Freeport Energy Center, 21.5% of Hidalgo Energy Center and 25% each of Freestone Energy Center and Russell City Energy Center.

(2)	Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

We evaluate our Commodity revenue and Commodity expense on a collective basis as the price of power and natural gas tend to move together because the price for power is generally determined by the variable operating cost of the next marginal generator to be dispatched to meet demand. The spread between our Commodity revenue and Commodity expense represents a significant portion of our Commodity Margin. Our financial performance is correlated to how we maximize our Commodity Margin through management of our portfolio of power plants, as well as our hedging and optimization activities. See additional segment discussion in “Commodity Margin and Adjusted Free Cash Flow.”
Commodity revenue, net of Commodity expense, decreased $22 million for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$51
Higher energy margins due to increased contribution from hedging activity following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017 and higher realized Spark Spreads in our Texas segment. These factors were partially offset by the expiration of a PPA at our York Energy Center in our East segment, lower market Spark Spreads in our East segment and lower generation across all segments(1)

(40)	A natural gas pipeline transportation billing credit received in our West segment during the second quarter of 2016 with no similar credit received in 2017(1)
(18)
The net period-over-period effect of our portfolio management activities, primarily including the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017(1)

(3)	Lower regulatory capacity revenue primarily in our East segment(1)
(12)	Contract amortization, lease levelization related to tolling contracts and other(2)
$(22)
__________

(1)
These items comprise the period-over-period change in our Commodity Margin which is a non-GAAP financial measure. See “Commodity Margin and Adjusted Free Cash Flow” for a description of our non-GAAP financial measures and a discussion of the period-over-period change in Commodity Margin by segment.

(2)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items.

Mark-to-market gain/loss, net from hedging our future generation, retail activities and fuel needs had an unfavorable variance of $46 million primarily driven by the change in forward commodity prices on our derivative contracts during the quarter ended June 30, 2017.
Our normal, recurring plant operating expense decreased by $3 million for the three months ended June 30, 2017 compared to the same period in 2016, after excluding the effect of a $13 million increase due to the period-over-period effect associated with the expansion of our retail portfolio through the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017, a $9 million increase in severance and other employee-related costs, an $8 million increase in equipment failure costs primarily due to an outage at our Delta Energy Center and a $4 million increase in major maintenance expense resulting from our plant outage schedule and costs from scrap parts related to outages.
Depreciation and amortization expense increased by $24 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Calpine Solutions and North American Power in December 2016 and January 2017, respectively, and the reclassification of South Point Energy Center from held for sale to held and used during the first quarter of 2017.
Sales, general and other administrative expense increased by $5 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Calpine Solutions and North American Power in December 2016 and January 2017, respectively, and higher stock-based compensation expense resulting from an increase in the value of our performance share units during the second quarter of 2017.
Debt extinguishment costs for the three months ended June 30, 2016, consisted of $15 million from the write-off of deferred financing costs in connection with the repayment of our 2019 and 2020 First Lien Term Loans in April 2016.
During the three months ended June 30, 2017, we recorded an income tax expense of $63 million compared to an income tax benefit of $14 million for the three months ended June 30, 2016. The unfavorable period-over-period change primarily resulted from an increase in state income tax expense due to higher income in the current year in state tax jurisdictions where we do not have NOLs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
Below are our results of operations for the six months ended June 30, 2017 as compared to the same period in 2016 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2017	2016	Change	% Change
Operating revenues:
Commodity revenue	$4,208	$3,136	$1,072	34
Mark-to-market gain (loss)	148	(366)	514	#
Other revenue	9	9	—	—
Operating revenues	4,365	2,779	1,586	57
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,046	1,903	(1,143)	(60)
Mark-to-market (gain) loss	175	(235)	(410)	#
Fuel and purchased energy expense	3,221	1,668	(1,553)	(93)
Plant operating expense	584	526	(58)	(11)
Depreciation and amortization expense	392	342	(50)	(15)
Sales, general and other administrative expense	80	73	(7)	(10)
Other operating expenses	40	37	(3)	(8)
Total operating expenses	4,317	2,646	(1,671)	(63)
(Gain) on sale of assets, net	(27)	—	27	#
(Income) from unconsolidated subsidiaries	(10)	(10)	—	—
Income from operations	85	143	(58)	(41)
Interest expense	313	314	1	—
Debt extinguishment costs	25	15	(10)	(67)
Other (income) expense, net	9	11	2	18
Loss before income taxes	(262)	(197)	(65)	(33)
Income tax expense	2	21	19	90
Net loss	(264)	(218)	(46)	(21)
Net income attributable to the noncontrolling interest	(8)	(9)	1	11
Net loss attributable to Calpine	$(272)	$(227)	$(45)	(20)

	2017	2016	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	42,673	50,480	(7,807)	(15)
Average availability(2)	84.8%	87.8%	(3.0)%	(3)
Average total MW in operation(1)	25,202	26,370	(1,168)	(4)
Average capacity factor, excluding peakers	43.6%	48.8%	(5.2)%	(11)
Steam Adjusted Heat Rate(2)	7,331	7,289	(42)	(1)
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Whitby, Freeport Energy Center, 21.5% of Hidalgo Energy Center and 25% each of Freestone Energy Center and Russell City Energy Center.

(2)	Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

We evaluate our Commodity revenue and Commodity expense on a collective basis as the price of power and natural gas tend to move together because the price for power is generally determined by the variable operating cost of the next marginal generator to be dispatched to meet demand. The spread between our Commodity revenue and Commodity expense represents a significant portion of our Commodity Margin. Our financial performance is correlated to how we maximize our Commodity Margin through management of our portfolio of power plants, as well as our hedging and optimization activities. See additional segment discussion in “Commodity Margin and Adjusted Free Cash Flow.”
Commodity revenue, net of Commodity expense, decreased $71 million for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$59
Higher energy margins due to increased contribution from hedging activity following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017 and higher market Spark Spreads in our Texas segment. These factors were partially offset by the expiration of a PPA at our York Energy Center in our East segment, lower market Spark Spreads in our East segment and lower generation across all segments(1)

(40)	A natural gas pipeline transportation billing credit received in our West segment during the second quarter of 2016 with no similar credit received in 2017(1)
(30)
The net period-over-period effect of our portfolio management activities, primarily including the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017(1)

(21)	Lower regulatory capacity revenue primarily in our East segment(1)
(39)	Contract amortization, lease levelization related to tolling contracts and other(2)
$(71)
__________

(1)
These items comprise the period-over-period change in our Commodity Margin which is a non-GAAP financial measure. See “Commodity Margin and Adjusted Free Cash Flow” for a description of our non-GAAP financial measures and a discussion of the period-over-period change in Commodity Margin by segment.

(2)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items.

Mark-to-market gain/loss, net from hedging our future generation, retail activities and fuel needs had a favorable variance of $104 million primarily driven by the change in forward commodity prices on our derivative contracts during the six months ended June 30, 2017 and due to the expansion of our retail hedging portfolio following the acquisition of Calpine Energy Solutions in December 2016.
Our normal, recurring plant operating expense decreased by $7 million for the six months ended June 30, 2017 compared to the same period in 2016, after excluding the effect of a $38 million increase due to the period-over-period effect associated with the expansion of our retail portfolio through the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017 which was partially offset by the period-over-period effect of power plant portfolio changes, a $12 million increase in severance and other employee-related costs, an $11 million increase in equipment failure costs primarily due to an outage at our Delta Energy Center and a $4 million increase in major maintenance expense resulting from our plant outage schedule and costs from scrap parts related to outages.
Depreciation and amortization expense increased by $50 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Granite Ridge Energy Center in February 2016 and Calpine Solutions and North American Power in December 2016 and January 2017, respectively. Also contributing to the increase in depreciation and amortization expense was an adjustment to South Point Energy Center as it was reclassified from held for sale to held and used during the first quarter of 2017.
Sales, general and other administrative expense increased by $7 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Calpine Solutions and North American Power in December 2016 and January 2017, respectively.
In line with our strategy to focus on competitive wholesale markets and sell or contract power plants located in power markets dominated by regulated utilities or outside our strategic concentration, we completed the sale of the Osprey Energy Center in our East segment on January 3, 2017, resulting in a gain on sale of assets, net of $27 million during the six months ended June 30, 2017.

Debt extinguishment costs for the six months ended June 30, 2017, primarily consisted of $21 million in connection with the redemption of our 2023 First Lien Notes in March 2017, which is comprised of $18 million in prepayment penalty and $3 million from the write-off of debt issuance costs, and $3 million from the write-off of debt issuance costs associated with the $150 million partial repayment of our 2017 First Lien Term Loan in March 2017. Debt extinguishment costs for the six months ended June 30, 2016, consisted of $15 million from the write-off of deferred financing costs in connection with the repayment of our 2019 and 2020 First Lien Term Loans in May 2016.
During the six months ended June 30, 2017, we recorded an income tax expense of $2 million compared to an income tax expense of $21 million for the six months ended June 30, 2016. The favorable period-over-period change primarily resulted from a favorable adjustment to our reserve for uncertain tax positions.
COMMODITY MARGIN AND ADJUSTED FREE CASH FLOW
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with U.S. GAAP, as well as the non-GAAP financial measures, Commodity Margin and Adjusted Free Cash Flow, discussed below, which we use as measures of our performance and liquidity, respectively. Generally, a non-GAAP financial measure is a numerical measure of financial performance or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.
With respect to our non-GAAP financial measures, over the next two quarterly reporting periods, we are transitioning from using Adjusted EBITDA as a performance measure to using Commodity Margin and Adjusted Free Cash Flow as measures of our performance and liquidity, respectively.
We use Commodity Margin, a non-GAAP financial measure, to assess reportable segment performance. Commodity Margin includes revenues recognized on our wholesale and retail power sales activity, electric capacity sales, REC sales, steam sales, realized settlements associated with our marketing, hedging, optimization and trading activity, fuel and purchased energy expenses, commodity transmission and transportation expenses and environmental compliance expenses. We believe that Commodity Margin is a useful tool for assessing the performance of our core operations and is a key operational measure reviewed by our chief operating decision maker. Commodity Margin is not a measure calculated in accordance with U.S. GAAP and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with U.S. GAAP. Commodity Margin does not intend to represent income (loss) from operations, the most comparable U.S. GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. See Note 12 of the Notes to Consolidated Condensed Financial Statements for a reconciliation of Commodity Margin to income (loss) from operations by segment.
Commodity Margin by Segment for the Three Months Ended June 30, 2017 and 2016
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended June 30, 2017 and 2016 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2017	2016	Change	% Change
Commodity Margin (in millions)	$244	$254	$(10)	(4)
Commodity Margin per MWh generated	$67.35	$50.45	$16.90	33

MWh generated (in thousands)	3,623	5,035	(1,412)	(28)
Average availability	72.5%	85.6%	(13.1)%	(15)
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	23.8%	33.1%	(9.3)%	(28)
Steam Adjusted Heat Rate	7,547	7,316	(231)	(3)
West — Commodity Margin in our West segment decreased by $10 million, or 4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the receipt of a $40 million natural gas pipeline transportation billing credit during the second quarter of 2016. The decrease in Commodity Margin was partially offset by the expansion of our retail hedging activities following the acquisition of Calpine Solutions in December 2016 and higher generation margin where we realized higher Spark Spreads during hours in which we generated, particularly evening peak times. Generation decreased 28% resulting from an increase in hydroelectric generation in the region and an extended outage at our Delta Energy

Center during the first half of 2017. Our Delta Energy Center was restored to simple-cycle operation during the second quarter of 2017 and we expect the power plant will be fully restored to service in the fourth quarter of 2017.

Texas:	2017	2016	Change	% Change
Commodity Margin (in millions)	$167	$160	$7	4
Commodity Margin per MWh generated	$15.45	$12.92	$2.53	20

MWh generated (in thousands)	10,809	12,387	(1,578)	(13)
Average availability	84.2%	88.9%	(4.7)%	(5)
Average total MW in operation	8,791	9,191	(400)	(4)
Average capacity factor, excluding peakers	56.3%	61.7%	(5.4)%	(9)
Steam Adjusted Heat Rate	7,058	7,138	80	1
Texas — Commodity Margin in our Texas segment increased by $7 million, or 4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to higher on-peak realized Spark Spreads in the ERCOT Houston zone and the expansion of our retail hedging activities following the acquisition of Calpine Solutions in December 2016. The increase in Commodity Margin was partially offset by a 13% decrease in generation resulting from lower availability due to an increase in outages and higher natural gas prices during the second quarter of 2017 compared to the same period in 2016.

East:	2017	2016	Change	% Change
Commodity Margin (in millions)	$236	$243	$(7)	(3)
Commodity Margin per MWh generated	$31.82	$27.20	$4.62	17

MWh generated (in thousands)	7,417	8,933	(1,516)	(17)
Average availability	87.4%	82.4%	5.0%	6
Average total MW in operation	8,912	9,886	(974)	(10)
Average capacity factor, excluding peakers	50.3%	51.7%	(1.4)%	(3)
Steam Adjusted Heat Rate	7,646	7,570	(76)	(1)
East — Commodity Margin in our East segment decreased by $7 million, or 3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017, lower market Spark Spreads during the second quarter of 2017 and the expiration of a PPA associated with our York Energy Center in May 2017. The decrease in Commodity Margin was partially offset by the expansion of our retail hedging activities following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017. Generation decreased 17% resulting from the power plant sales and lower Spark Spreads during the second quarter of 2017 compared to the same period in 2016.
Commodity Margin by Segment for the Six Months Ended June 30, 2017 and 2016
The following tables show our Commodity Margin and related operating performance metrics by segment for the six months ended June 30, 2017 and 2016 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2017	2016	Change	% Change
Commodity Margin (in millions)	$465	$451	$14	3
Commodity Margin per MWh generated	$51.26	$39.38	$11.88	30

MWh generated (in thousands)	9,072	11,453	(2,381)	(21)
Average availability	79.4%	88.0%	(8.6)%	(10)
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	30.0%	38.0%	(8.0)%	(21)
Steam Adjusted Heat Rate	7,410	7,324	(86)	(1)

West — Commodity Margin in our West segment increased by $14 million, or 3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the expansion of our retail hedging activities following the acquisition of Calpine Solutions in December 2016 and higher generation margin where we realized higher Spark Spreads during hours in which we generated, particularly evening peak times. The increase in Commodity Margin was partially offset by receipt of a $40 million natural gas pipeline transportation billing credit during the second quarter of 2016. Generation decreased 21% resulting from an increase in hydroelectric generation in the region and an extended outage at our Delta Energy Center during the first half of 2017. Our Delta Energy Center was restored to simple-cycle operation during the second quarter of 2017 and we expect the power plant will be fully restored to service in the fourth quarter of 2017.

Texas:	2017	2016	Change	% Change
Commodity Margin (in millions)	$315	$313	$2	1
Commodity Margin per MWh generated	$15.59	$13.24	$2.35	18

MWh generated (in thousands)	20,207	23,636	(3,429)	(15)
Average availability	85.6%	87.8%	(2.2)%	(3)
Average total MW in operation	8,858	9,191	(333)	(4)
Average capacity factor, excluding peakers	52.5%	58.9%	(6.4)%	(11)
Steam Adjusted Heat Rate	7,086	7,095	9	—
Texas — Commodity Margin in our Texas segment increased by $2 million, or 1%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to higher market Spark Spreads and the expansion of our retail hedging activities following the acquisition of Calpine Solutions in December 2016. The increase in Commodity Margin was largely offset by lower contribution from wholesale hedging activity as well as a 15% decrease in generation resulting from lower availability due to an increase in outages and higher natural gas prices during the six months ended June 30, 2017 compared to the same period in 2016.

East:	2017	2016	Change	% Change
Commodity Margin (in millions)	$425	$473	$(48)	(10)
Commodity Margin per MWh generated	$31.73	$30.73	$1.00	3

MWh generated (in thousands)	13,394	15,391	(1,997)	(13)
Average availability	88.0%	87.7%	0.3%	—
Average total MW in operation	8,919	9,754	(835)	(9)
Average capacity factor, excluding peakers	45.9%	46.3%	(0.4)%	(1)
Steam Adjusted Heat Rate	7,678	7,581	(97)	(1)
East — Commodity Margin in our East segment decreased by $48 million, or 10%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017, the expiration of a PPA associated with our York Energy Center in May 2017, lower market Spark Spreads during the first half of 2017 and lower regulatory capacity revenue in PJM. The decrease in Commodity Margin was partially offset by the expansion of our retail hedging activities following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017 and the positive effect of a new PPA associated with our Morgan Energy Center which became effective in February 2016. Generation decreased 13% primarily resulting from the power plant sales.
Adjusted Free Cash Flow
We define Adjusted Free Cash Flow, a non-GAAP liquidity measure, as cash flows from operating activities adjusted for certain items described below and presented in the accompanying reconciliation. We believe Adjusted Free Cash Flow is useful to investors and other users of our financial statements in evaluating our liquidity and operating performance as it provides an additional tool to compare financial results across companies and across periods. Additionally, we believe that Adjusted Free Cash Flow is widely used by investors to measure a company’s liquidity. Adjusted Free Cash Flow is not a measure calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, and not a substitute for, our financial results presented in accordance with U.S. GAAP. Adjusted Free Cash Flow is not intended to represent cash flows from operations as defined by U.S. GAAP as an indicator of liquidity and is not necessarily comparable to similarly-titled measures reported by other companies.

As we define it, Adjusted Free Cash Flow represents cash flows from operating activities including the effects of maintenance capital expenditures, adjustments to reflect the Adjusted Free Cash Flow from unconsolidated investments and to exclude the noncontrolling interest, and other miscellaneous adjustments such as the effect of changes in working capital. We adjust for these items in our Adjusted Free Cash Flow as our management believes that they would distort their ability to efficiently view and assess our core operating and liquidity trends.
In summary, our management determined that Adjusted Free Cash Flow is a useful measure of liquidity to assist in comparing financial results from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our Board of Directors, shareholders, creditors, analysts and investors concerning our financial results.
In the following table, we have reconciled our cash flows from operating activities to our Adjusted Free Cash Flow for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$152	$94	$246	$125
Maintenance capital expenditures	(59)	(41)	(109)	(81)
Tax differences	(13)	4	(16)	2
Adjustments to reflect Adjusted Free Cash Flow from unconsolidated investments and exclude the non-controlling interest	5	(11)	—	(2)
Capitalized corporate interest	(6)	(5)	(13)	(9)
Changes in working capital(1)	34	133	46	251
Other(2)	(10)	(16)	(8)	(26)
Adjusted Free Cash Flow(3)	$103	$158	$146	$260

Net cash used in investing activities	$(38)	$(65)	$(51)	$(676)
Net cash used in financing activities	$(63)	$(58)	$(319)	$(140)
_________

(1)
Adjustment excludes $3 million and $35 million in amortization of acquired derivatives contracts for the three months ended June 30, 2017 and 2016, respectively, and $(10) million and $45 million in amortization of acquired derivatives contracts for the six months ended June 30, 2017 and 2016, respectively.

(2)	Other adjustments primarily represent miscellaneous items excluded from Adjusted Free Cash Flow that are included in cash flow from operations.

(3)	Adjusted Free Cash Flow is shown net of the following items for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash interest, net	$153	$159	$311	$317
Operating lease payments	$7	$7	$13	$13

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
Liquidity
The following table provides a summary of our liquidity position at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents, corporate(1)	$235	$345
Cash and cash equivalents, non-corporate	59	73
Total cash and cash equivalents	294	418
Restricted cash	133	188
Corporate Revolving Facility availability(2)	1,316	1,255
CDHI letter of credit facility availability	43	50
Total current liquidity availability(3)	$1,786	$1,911
____________

(1)
Includes $1 million and $16 million of margin deposits posted with us by our counterparties at June 30, 2017 and December 31, 2016, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of June 30,

2017, an increase of $1/MMBtu in natural gas prices would result in a decrease of collateral required by approximately $304 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would increase by approximately $325 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at June 30, 2017, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $16 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by approximately $9 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Corporate Revolving Facility(1)	$474	$535
CDHI	257	250
Various project financing facilities	215	206
Total	$946	$991
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
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
York 2 Energy Center — York 2 Energy Center is an 828 MW dual-fuel, combined-cycle project that is co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. Once complete, the power plant will feature two combustion turbines, two heat recovery steam generators and one steam turbine. Due to construction delays, we are now targeting COD in the first half of 2018.
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
Cash Flow Activities
The following table summarizes our cash flow activities for the six months ended June 30, 2017 and 2016 (in millions):

	2017	2016
Beginning cash and cash equivalents	$418	$906
Net cash provided by (used in):
Operating activities	246	125
Investing activities	(51)	(676)
Financing activities	(319)	(140)
Net decrease in cash and cash equivalents	(124)	(691)
Ending cash and cash equivalents	$294	$215
Net Cash Provided By Operating Activities
Cash provided by operating activities for the six months ended June 30, 2017, was $246 million compared to $125 million for the six months ended June 30, 2016. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, decreased by $88 million for the six months ended June 30, 2017, compared to the same period in 2016. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in subsidiaries, gain on sale of assets and mark-to-market activity. The decrease in income from operations was primarily driven by a $20 million decrease in Commodity revenue, net of Commodity expense, excluding non-cash amortization, and a $58 million increase in plant operating expense. See “Results of Operations for the Six Months Ended June 30, 2017 and 2016” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $210 million for the six months ended June 30, 2017, compared to the same period in 2016, after adjusting for changes in debt, restricted cash and mark-to-market related balances which did not affect cash provided by operating activities. The decrease was primarily due to the change in net margining requirements associated with our commodity hedging activity primarily related to the newly acquired Calpine Solutions retail energy provider acquired during December 2016 and a decrease in accounts receivable, net of accounts payable, resulting from timing of payments made during the periods offset by the effect of the acquisitions of Calpine Solutions during the fourth quarter of 2016 and North American Power during the first quarter of 2017.

Net Cash Used In Investing Activities
Cash used in investing activities for the six months ended June 30, 2017, was $51 million compared to $676 million for the six months ended June 30, 2016. The decrease was primarily due to:

•
Acquisitions and Divestitures — During the six months ended June 30, 2017, we closed on the acquisition of the retail electric provider North American Power for a net purchase price paid of $111 million and also closed on the sale of Osprey Energy Center receiving net proceeds of $162 million. During the six months ended June 30, 2016, we purchased Granite Ridge Energy Center for a net purchase price of $526 million.

•
Capital expenditures — Capital expenditures for the six months ended June 30, 2017 were $187 million, a decrease of $36 million compared to expenditures of $223 million for the six months ended June 30, 2016. The decrease was primarily due to lower expenditures on construction projects during the six months ended June 30, 2017 as compared to the same period in 2016.
Net Cash Used In Financing Activities
Cash used in financing activities for the six months ended June 30, 2017, was $319 million compared to $140 million for the six months ended June 30, 2016. The increase was primarily due to:

•
First Lien Term Loans and First Lien Notes — During the six months ended June 30, 2017, we received proceeds of $396 million from the issuance of the 2019 First Lien Term Loan which was used, together with cash on hand, to redeem $453 million of the 2023 First Lien Notes. In addition, we used cash on hand to repay $150 million of our outstanding 2017 First Lien Term Loan. During the six months ended June 30, 2016, we utilized proceeds from the issuance of a portion of our 2023 First Lien Term Loans and the 2026 First Lien Notes to repay the 2019 and 2020 First Lien Term Loans of $1.2 billion.

•
Financing costs — During the six months ended June 30, 2017, we incurred finance costs of $9 million due to issuance of the 2019 First Lien Term Loan. During the six months ended June 30, 2016, we incurred finance costs of $26 million due to the issuances of a portion of our 2023 First Lien Term Loans and 2026 First Lien Notes and amending the Corporate Revolving Facility.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities with the exception of Calpine Receivables (see Notes 2 and 5 of the Notes to Consolidated Financial Statements in our 2016 Form 10-K for further information related to Calpine Receivables). As of the date of filing of this Report, these entities included: Russell City Energy Company, LLC, Otay Mesa Energy Center, LLC and Calpine Receivables.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $1.6 billion at June 30, 2017, when compared to approximately $2.3 billion at December 31, 2016, and our derivative liabilities have decreased to approximately $1.5 billion at June 30, 2017, when compared to approximately $2.1 billion at December 31, 2016. The fair value of our level 3 derivative assets and liabilities at June 30, 2017 represents approximately 20% and 4% of our total assets and liabilities measured at fair value, respectively, with the majority of that value attributable to the fair value of retail sales contracts acquired in the acquisition of Calpine Solutions in December 2016. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2017, through June 30, 2017, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2017	$191	$(29)	$162
Items recognized or otherwise settled during the period(1)(2)	(128)	15	(113)
Fair value attributable to new contracts(3)	85	(2)	83
Changes in fair value attributable to price movements	25	(20)	5
Changes in fair value attributable to nonperformance risk	2	—	2
Fair value of contracts outstanding at June 30, 2017(4)	$175	$(36)	$139
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $116 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $12 million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $14 million related to realized losses from settlements of designated cash flow hedges and $1 million related to realized losses from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $23 million and $18 million of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

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
The net fair value of outstanding derivative commodity instruments at June 30, 2017, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2017	2018-2019	2020-2021	After 2021	Total
Prices actively quoted	$(28)	$(7)	$(6)	$(2)	$(43)
Prices provided by other external sources	(33)	(10)	2	—	(41)
Prices based on models and other valuation methods	79	127	42	11	259
Total fair value	$18	$110	$38	$9	$175
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

The table below presents the high, low and average of our daily VAR for the three and six months ended June 30, 2017 and 2016 (in millions):

	2017	2016
Three months ended June 30:
High	$22	$35
Low	$16	$14
Average	$19	$23

Six months ended June 30:
High	$22	$35
Low	$16	$14
Average	$19	$22
As of June 30	$21	$32
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

We have concentrations of credit risk with a few of our wholesale counterparties and retail customers relating to our sales of power and steam and our hedging, optimization and trading activities. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities) at June 30, 2017, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of June 30, 2017)	2017	2018-2019	2020-2021	After 2021	Total
Investment grade	$13	$75	$31	$5	$124
Non-investment grade	10	36	7	4	57
No external ratings	(5)	(1)	—	—	(6)
Total fair value	$18	$110	$38	$9	$175
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(21) million at June 30, 2017.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors
There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(2)
April	4,497	$10.88	—	$307
May	25,509	$12.16	—	$307
June	8,032	$13.54	—	$307
Total	38,038	$12.30	—	$307
___________

(1)	Represents shares withheld by us to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees during the second quarter of 2017.

(2)
In November 2014, our Board of Directors authorized an increase in the total authorization of our multi-year share repurchase program to $1.0 billion. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined as market and business conditions warrant.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Company (as amended through May 10, 2017) (incorporated by reference to Exhibit 3.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on May 10, 2017).

10.1	Form of Restricted Stock Unit Award Agreement Under Amended and Restated Calpine Corporation 2017 Equity Incentive Plan between the Company and W. Thaddeus Miller. †

10.2	Form of Restricted Stock Unit Award Agreement Under Amended and Restated Calpine Corporation 2017 Equity Incentive Plan between the Company and Certain Designated Senior Employees. †

10.3	Calpine Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on May 10, 2017). †

10.4	Calpine Corporation Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Calpine’s Current Report on Form 8-K, filed with the SEC on May 10, 2017). †

10.5
Amended and Restated Executive Employment Agreement between the Company and John B. (Thad) Hill, dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on May 18, 2017). †

10.6	Restricted Stock Agreement, Pursuant to the 2017 Equity Incentive Plan, dated May 16, 2017, between John B. (Thad) Hill III and Calpine Corporation. †

10.7	Performance Share Unit Grant Award Agreement, Pursuant to the 2017 Equity Incentive Plan, dated May 16, 2017, between John B. (Thad) Hill III and Calpine Corporation. †

10.8	Non-Qualified Stock Option Agreement, Pursuant to the 2017 Equity Incentive Plan, dated May 16, 2017, between John B. (Thad) Hill III and Calpine Corporation. †

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.

†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 27, 2017