Form 10-Q
period 2017-09-30
CALPINE CORP
filed 2017-11-01
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 360,581,879 shares of common stock, par value $0.001, were outstanding as of October 30, 2017.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

i

DEFINITIONS
As used in this report for the quarter ended September 30, 2017 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

2017 First Lien Term Loan
The $550 million first lien senior secured term loan, dated December 1, 2016, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and MUFG Union Bank, N.A., as collateral agent, partially repaid on March 16, 2017, August 31, 2017, September 29, 2017 and October 31, 2017

2019 First Lien Term Loan
The $400 million first lien senior secured term loan, dated February 3, 2017, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and MUFG Union Bank, N.A., as collateral agent

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

Champion Energy
Champion Energy Marketing, LLC, which owns a retail electric provider that serves residential, governmental, commercial and industrial customers in deregulated electricity markets in Texas, Illinois, Pennsylvania, Ohio, New Jersey, Maryland, Massachusetts, New York, Delaware, Maine, Connecticut, California, New Hampshire and the District of Columbia

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

Corporate Revolving Facility
The $1.8 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, as amended on June 27, 2013, July 30, 2014, February 8, 2016, December 1, 2016, September 15, 2017 and October 20, 2017 among Calpine Corporation, the Bank of Tokyo-Mitsubishi UFJ, Ltd., as successor administrative agent, MUFG Union Bank, N.A., as successor collateral agent, the lenders party thereto and the other parties thereto

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

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IESO	Independent Electricity System Operator which is a RTO that coordinates the supply and demand for electricity in the Canadian province of Ontario

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator which is an entity that coordinates, controls and monitors the operation of an electric power system

ISO-NE	ISO New England Inc., an independent, nonprofit RTO serving states in the New England area, including Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

Merger	Merger of Volt Merger Sub, Inc. with and into Calpine pursuant to the terms of the Merger Agreement

Merger Agreement	Agreement and Plan of Merger, dated, August 17, 2017, by and among Calpine Corporation, Volt Parent, LP and Volt Merger Sub, Inc.

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

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

v

ABBREVIATION	DEFINITION
NYISO	New York ISO which operates competitive wholesale markets to manage the flow of electricity across New York

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OTC	Over-the-Counter

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

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Report, including without limitation, the “Management’s Discussion and Analysis” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. We believe that the forward-looking statements are based upon reasonable assumptions and expectations. However, you are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

•
Risks and uncertainties associated with the Merger, including (i) any event that could give rise to termination of the Merger Agreement or otherwise cause failure of the Merger to close, (ii) failure to obtain requisite stockholder or regulatory approval for the Merger, (iii) the effect of the Merger on our relationships with customers and employees, (iv) the effect of the Merger on our financial results and business and (v) potential termination fees associated with the Merger Agreement and other Merger-related fees and expenses incurred.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Operating revenues:
Commodity revenue	$2,506	$2,063	$6,714	$5,199
Mark-to-market gain (loss)	76	287	224	(79)
Other revenue	4	5	13	14
Operating revenues	2,586	2,355	6,951	5,134
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,711	1,294	4,757	3,197
Mark-to-market (gain) loss	10	178	185	(57)
Fuel and purchased energy expense	1,721	1,472	4,942	3,140
Plant operating expense	228	215	812	741
Depreciation and amortization expense	179	161	542	490
Sales, general and other administrative expense	37	33	117	106
Other operating expenses	23	18	63	55
Total operating expenses	2,188	1,899	6,476	4,532
Impairment losses	12	—	41	13
(Gain) on sale of assets, net	—	—	(27)	—
(Income) from unconsolidated subsidiaries	(7)	(6)	(17)	(16)
Income from operations	393	462	478	605
Interest expense	156	158	469	472
Debt extinguishment costs	1	—	26	15
Other (income) expense, net	7	7	16	18
Income (loss) before income taxes	229	297	(33)	100
Income tax expense (benefit)	(2)	(4)	—	17
Net income (loss)	231	301	(33)	83
Net income attributable to the noncontrolling interest	(6)	(6)	(14)	(15)
Net income (loss) attributable to Calpine	$225	$295	$(47)	$68

Basic earnings (loss) per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	355,442	354,215	355,164	353,929
Net income (loss) per common share attributable to Calpine — basic	$0.63	$0.83	$(0.13)	$0.19

Diluted earnings (loss) per common share attributable to Calpine:
Weighted average shares of common stock outstanding (in thousands)	358,844	356,352	355,164	355,980
Net income (loss) per common share attributable to Calpine — diluted	$0.63	$0.83	$(0.13)	$0.19

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$231	$301	$(33)	$83
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	(3)	7	(44)	(33)
Reclassification adjustment for loss on cash flow hedges realized in net income (loss)	11	11	37	33
Foreign currency translation gain (loss)	7	(3)	13	9
Income tax expense	(1)	—	(3)	—
Other comprehensive income	14	15	3	9
Comprehensive income (loss)	245	316	(30)	92
Comprehensive (income) attributable to the noncontrolling interest	(7)	(8)	(15)	(15)
Comprehensive income (loss) attributable to Calpine	$238	$308	$(45)	$77

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017	2016
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($55 and $79 attributable to VIEs)	$426	$418
Accounts receivable, net of allowance of $9 and $6	935	839
Inventories	409	581
Margin deposits and other prepaid expense	182	364
Restricted cash, current ($126 and $109 attributable to VIEs)	196	173
Derivative assets, current	206	221
Current assets held for sale (nil and $134 attributable to VIEs)	—	210
Other current assets	34	45
Total current assets	2,388	2,851
Property, plant and equipment, net ($4,099 and $3,979 attributable to VIEs)	12,833	13,013
Restricted cash, net of current portion ($25 and $14 attributable to VIEs)	26	15
Investments in unconsolidated subsidiaries	106	99
Long-term derivative assets	284	300
Goodwill	243	187
Intangible assets, net	552	650
Other assets ($58 and $56 attributable to VIEs)	360	378
Total assets	$16,792	$17,493
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$756	$671
Accrued interest payable	129	125
Debt, current portion ($181 and $176 attributable to VIEs)	369	748
Derivative liabilities, current	113	138
Other current liabilities	427	523
Total current liabilities	1,794	2,205
Debt, net of current portion ($2,867 and $2,944 attributable to VIEs)	11,281	11,431
Long-term derivative liabilities	103	149
Other long-term liabilities	291	369
Total liabilities	13,469	14,154

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; authorized 100,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 361,695,622 and 359,627,113 shares issued, respectively, and 360,613,587 and 359,061,764 shares outstanding, respectively	—	—
Treasury stock, at cost, 1,082,035 and 565,349 shares, respectively	(13)	(7)
Additional paid-in capital	9,652	9,625
Accumulated deficit	(6,260)	(6,213)
Accumulated other comprehensive loss	(135)	(137)
Total Calpine stockholders’ equity	3,244	3,268
Noncontrolling interest	79	71
Total stockholders’ equity	3,323	3,339
Total liabilities and stockholders’ equity	$16,792	$17,493

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(33)	$83
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization(1)	691	659
Debt extinguishment costs	8	15
Income taxes	12	15
Impairment losses	41	13
Gain on sale of assets, net	(27)	—
Mark-to-market activity, net	(40)	21
(Income) from unconsolidated subsidiaries	(17)	(16)
Return on investments from unconsolidated subsidiaries	22	19
Stock-based compensation expense	31	23
Other	(4)	1
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(86)	(168)
Derivative instruments, net	(10)	(154)
Other assets	60	1
Accounts payable and accrued expenses	95	53
Other liabilities	64	102
Net cash provided by operating activities	807	667
Cash flows from investing activities:
Purchases of property, plant and equipment	(248)	(337)
Proceeds from sale of Osprey Energy Center	162	—
Purchase of Granite Ridge Energy Center	—	(526)
Purchase of North American Power, net of cash acquired	(111)	—
(Increase) decrease in restricted cash	(33)	2
Other	35	20
Net cash used in investing activities	(195)	(841)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	396	556
Repayment of CCFC Term Loans and First Lien Term Loans	(435)	(1,220)
Repurchase of First Lien Notes	(453)	—
Borrowings under First Lien Notes	—	625
Repayments of project financing, notes payable and other	(90)	(98)
Distribution to noncontrolling interest holder	(8)	—
Financing costs	(9)	(27)
Shares repurchased for tax withholding on stock-based awards	(6)	(5)
Other	1	(2)
Net cash used in financing activities	(604)	(171)
Net increase (decrease) in cash and cash equivalents	8	(345)
Cash and cash equivalents, beginning of period	418	906
Cash and cash equivalents, end of period	$426	$561

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$412	$421
Income taxes	$10	$10

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$14	$(4)
Purchase of King City Cogeneration Plant lease(2)	$15	$—
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
September 30, 2017
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
Merger Agreement — On August 17, 2017, we entered into the Merger Agreement with Volt Parent, LP (“Volt Parent”) and Volt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Volt Parent, pursuant to which Merger Sub will merge with and into Calpine, with Calpine surviving the Merger as a subsidiary of Volt Parent.
At the effective time of the Merger, each share of Calpine’s common stock outstanding as of immediately prior to the effective time of the Merger (excluding common shares held directly by Volt Parent or Merger Sub, common shares held by Calpine as treasury stock, common shares that are subject to vesting or other applicable lapse restrictions, common shares held by any subsidiary of either Calpine or Volt Parent (other than Merger Sub), common shares held by Volt Energy Holdings, LP (“Volt Energy”), an affiliate of Energy Capital Partners III, LLC (“ECP”), and common shares pursuant to which dissenting rights under Delaware law have been properly exercised and not withdrawn or lost) will, at the effective time of the Merger, cease to be outstanding and be converted into the right to receive $15.25 per share in cash or approximately $5.6 billion. Calpine currently expects the Merger to be completed in the first quarter of 2018, subject to approval by stockholders representing a majority of outstanding shares of Calpine common stock, the receipt of certain regulatory approvals and the satisfaction or waiver of certain other customary closing conditions.
The Merger Agreement provides that, during the period beginning on August 17, 2017 and continuing through October 2, 2017, Calpine and its subsidiaries could solicit, initiate, facilitate or encourage “Alternative Transaction Proposals” (as defined in the Merger Agreement) from certain third parties. No Alternative Transaction Proposals were received prior to October 2, 2017. On October 2, 2017, we became subject to customary “no shop” restrictions prohibiting us from soliciting, facilitating, encouraging, discussing, negotiating or cooperating with respect to any “Alternative Transaction Proposals” or providing information to or participating in any discussions or negotiations with third parties regarding “Alternative Transaction Proposals”, subject to certain customary exceptions to permit our Board of Directors to comply with its fiduciary duties.
The Board of Directors has unanimously resolved to recommend that Calpine’s stockholders vote in favor of adoption of the Merger Agreement and the transactions contemplated thereby, including the Merger. Calpine’s stockholders will be asked to vote on the adoption of the Merger Agreement at a special stockholders’ meeting that will be held on a date to be announced as promptly as reasonably practicable following the customary SEC review process. The consummation of the Merger is subject to a condition that the Merger Agreement be adopted by the affirmative vote of the holders of at least a majority of the outstanding shares of Calpine’s common stock entitled to vote, the receipt of certain regulatory approvals and the satisfaction or waiver of certain other customary closing conditions.
The Merger Agreement contains certain termination rights, including, among others, the right of Calpine to terminate the Merger Agreement to accept a “Superior Proposal”, subject to specified limitations and payment by Calpine of a termination fee. The Merger Agreement also provides that Volt Parent will be required to pay Calpine a reverse termination fee under specified circumstances.
For further information on the Merger and the Merger Agreement, please refer to the Current Report on Form 8-K filed on August 22, 2017 and the preliminary proxy statement filed on October 19, 2017 by Calpine. The foregoing descriptions of the

Merger Agreement is subject to, and qualified in its entirety by, the full text of the agreement as attached as an exhibit to the Form 8-K filed on August 22, 2017, and is incorporated by reference herein.
On September 15, 2017, we amended our Corporate Revolving Facility to, among other things, provide that the Merger does not constitute a “Change of Control” thereunder, effective upon consummation of the Merger. On October 20, 2017, we further amended our Corporate Revolving Facility to extend the maturity and reduce the capacity under the revolving credit facility from $1.79 billion to $1.47 billion. Both amendments to the Corporate Revolving Facility are effective upon consummation of the Merger.
During the three and nine months ended September 30, 2017, we recorded approximately $11 million in merger-related costs which was recorded in other operating expenses on our Consolidated Condensed Statement of Operation and primarily related to legal, investment banking and other professional fees associated with the Merger.
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
Reclassifications — We have reclassified certain prior period amounts for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows.
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
The table below represents the components of our restricted cash as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017			December 31, 2016
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$22	$7	$29	$11	$8	$19
Construction/major maintenance	25	17	42	45	6	51
Security/project/insurance	145	—	145	114	—	114
Other	4	2	6	3	1	4
Total	$196	$26	$222	$173	$15	$188

Property, Plant and Equipment, Net — At September 30, 2017 and December 31, 2016, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30, 2017	December 31, 2016	Depreciable Lives
Buildings, machinery and equipment	$16,512	$16,468	3	–	46	Years
Geothermal properties	1,480	1,377	13	–	58	Years
Other	235	259	3	–	46	Years
	18,227	18,104
Less: Accumulated depreciation	6,265	5,865
	11,962	12,239
Land	117	116
Construction in progress	754	658
Property, plant and equipment, net	$12,833	$13,013
Capitalized Interest — The total amount of interest capitalized was $7 million and $5 million for the three months ended September 30, 2017 and 2016, respectively and $20 million and $14 million during the nine months ended September 30, 2017 and 2016, respectively.
Goodwill — We have not recorded any impairment losses associated with our goodwill. The change in goodwill by segment during the nine months ended September 30, 2017 was as follows (in millions):

	West	Texas	East	Total
Goodwill at December 31, 2016	$68	$31	$88	$187
Acquisition of North American Power	—	—	49	49
Purchase price allocation adjustments(1)	(2)	1	8	7
Goodwill at September 30, 2017	$66	$32	$145	$243
____________

(1)	The purchase price allocation adjustment in the East segment represents adjustments of $17 million for North American Power and $(9) million for Calpine Solutions.
Related Party — Under the Accounts Receivables Sales Program, at September 30, 2017 and December 31, 2016, we had $228 million and $211 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $40 million and $32 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the nine months ended September 30, 2017, we sold an aggregate of $1.6 billion in trade accounts receivable and recorded $1.6 billion in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 2 and 5 in our 2016 Form 10-K.
Derivative Instruments — During 2008, we established our accounting policy related to the presentation of our derivative instruments on our Consolidated Condensed Balance Sheets. Historically, we separately reflected on a gross basis the fair value of our current and long-term derivative assets and liabilities and related cash collateral executed with the same counterparty under a master netting arrangement. Effective September 30, 2017, we reflect on a net basis the fair value amounts associated with our current and long-term derivative assets and liabilities and the related amounts recognized for the right to reclaim, or the obligation to return, cash collateral on our Consolidated Condensed Balance Sheets. This policy is preferable as it more accurately reflects counterparty credit risk, liquidity risk and the contractual rights and obligations under these arrangements.
The revised presentation of our derivative instruments is considered a change in accounting principle; thus, we retroactively applied the new accounting to our Consolidated Condensed Balance Sheet as of December 31, 2016 which did not result in a change in our total stockholder’s equity, results of operations or cash flows for any previously reported periods. See Notes 5, 6 and 7 for additional information on the assets and liabilities that are reflected on a net basis in our Consolidated Condensed Balance Sheets. The table below reflects the effect of the new accounting on previously reported financial information (in millions):

	As Previously Reported	Effect of Offsetting Adjustment	As Adjusted
Consolidated Condensed Balance Sheet as of December 31, 2016
Margin deposits and other prepaid expense	$441	$(77)	$364
Derivative assets, current	$1,725	$(1,504)	$221
Total current assets	$4,432	$(1,581)	$2,851
Long-term derivative assets	$543	$(243)	$300
Total assets	$19,317	$(1,824)	$17,493

Derivative liabilities, current	$1,630	$(1,492)	$138
Other current liabilities	$528	$(5)	$523
Total current liabilities	$3,702	$(1,497)	$2,205
Long-term derivative liabilities	$476	$(327)	$149
Total liabilities	$15,978	$(1,824)	$14,154

Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2016
Change in operating assets and liabilities, net of effects of acquisitions:
Derivative instruments, net	$(71)	$(83)	$(154)
Other assets	$(75)	$76	$1
Accounts payable and accrued expenses	$46	$7	$53
Net cash provided by operating activities	$667	$—	$667
New Accounting Standards and Disclosure Requirements
Revenue Recognition — In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.” The comprehensive new revenue recognition standard will supersede all existing revenue recognition guidance. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding revenue recognition. The standard allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB deferred the effective date of Accounting Standards Update 2014-09 for public entities by one year, such that the standard will become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The standard permits entities to adopt early, but only as of the original effective date. In March 2016, the FASB issued Accounting Standards Update 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies implementation guidance for principal versus agent considerations in the new revenue recognition standard. In May 2016, the FASB issued Accounting Standards Update 2016-12 “Narrow-Scope Improvements and Practical Expedients” which addresses assessing the collectability of a contract, the presentation of sales taxes and other taxes collected from customers, non-cash consideration and completed contracts and contract modifications at transition. We plan to adopt the standard in the first quarter of 2018 using the modified retrospective transition approach. We are finalizing our evaluation of the effect the revenue recognition standards will have on our revenue contracts such as our PPAs and tolling agreements as well as the additional disclosure requirements associated with the new standard; however, we do not expect the adoption of this standard will have a material effect on our financial condition, results of operations or cash flows. Upon adoption, we intend to elect the practical expedient that would allow an entity to recognize revenue in the amount to which the entity has the right to invoice to the extent we determine that we have a right to consideration from the customer in an amount that corresponds directly with the value provided based on our performance completed to date.
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
Statement of Cash Flows — In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and requires retrospective adoption with early adoption permitted. We do not anticipate a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.
Restricted Cash — In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash.” The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows and also requires disclosures regarding the nature of restrictions on cash, cash equivalents and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and requires retrospective adoption with early adoption permitted. We do not anticipate a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.
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
Derivatives and Hedging — In August 2017, the FASB issued Accounting Standards Update 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The standard better aligns an entity’s hedging activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The standard will prospectively make hedge accounting easier to apply to hedging activities and also enhances disclosure requirements for how hedge transactions are reflected in the financial statements when hedge accounting is elected. The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the future effect this standard may have on our financial condition, results of operations or cash flows.

2.	Acquisitions and Divestitures
Acquisition of North American Power
On January 17, 2017, we, through an indirect, wholly-owned subsidiary, completed the purchase of 100% of the outstanding limited liability company membership interests in North American Power for approximately $105 million, excluding working capital and other adjustments. North American Power is a growing retail energy supplier for homes and small businesses and is primarily concentrated in the Northeast U.S. where Calpine has a substantial power generation presence and where Champion Energy has a substantial retail sales footprint that is enhanced by the addition of North American Power, which has been integrated into our Champion Energy retail platform. We funded the acquisition with cash on hand and the purchase price is allocated to the net assets of the business including intangible assets for the value of customer relationships and goodwill. The goodwill recorded associated with our acquisition of North American Power is deductible for tax purposes. We did not record any material adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2017. The pro forma incremental effect of North American Power on our results of operations for each of the three and nine months ended September 30, 2017 and 2016 is not material.
Acquisition of Calpine Solutions, formerly Noble Solutions
We did not record any material adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2017 associated with our acquisition of Calpine Solutions on December 1, 2016.
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
Sale of Osprey Energy Center
On January 3, 2017, we completed the sale of the Osprey Energy Center to Duke Energy Florida, Inc. for approximately $166 million, excluding working capital and other adjustments. This transaction supports our effort to divest non-core assets outside our strategic concentration. We recorded a gain on sale of assets, net of approximately $27 million during the nine months ended September 30, 2017 associated with the sale of the Osprey Energy Center.
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

3.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the nine months ended September 30, 2017. See Note 5 in our 2016 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 8,423 MW and 9,491 MW at September 30, 2017 and December 31, 2016, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil during each of the three and nine months ended September 30, 2017 and $1 million during each of the three and nine months ended September 30, 2016.

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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At September 30, 2017 and December 31, 2016, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of September 30, 2017	September 30, 2017	December 31, 2016
Greenfield LP	50%	$92	$73
Whitby	50%	4	16
Calpine Receivables	100%	10	10
Total investments in unconsolidated subsidiaries		$106	$99
Our risk of loss related to our investments in Greenfield LP, Whitby and Calpine Receivables is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2017 and December 31, 2016, Greenfield LP’s debt was approximately $263 million and $259 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $132 million and $130 million at September 30, 2017 and December 31, 2016, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three and nine months ended September 30, 2017 and 2016, is recorded in (income) from unconsolidated subsidiaries. We did not have any income or receive any distributions from our investment in Calpine Receivables for the three and nine months ended September 30, 2017. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Greenfield LP	$(5)	$(3)	$(11)	$(8)
Whitby	(2)	(3)	(6)	(8)
Total	$(7)	$(6)	$(17)	$(16)
Distributions from Greenfield LP were $4 million during each of the three and nine months ended September 30, 2017, and $1 million and $6 million during the three and nine months ended September 30, 2016, respectively. Distributions from Whitby were $2 million and $18 million during the three and nine months ended September 30, 2017, respectively, and nil and $13 million during the three and nine months ended September 30, 2016, respectively.

4.	Debt
Our debt at September 30, 2017 and December 31, 2016, was as follows (in millions):

	September 30, 2017	December 31, 2016
Senior Unsecured Notes	$3,415	$3,412
First Lien Term Loans	3,152	3,165
First Lien Notes	1,843	2,290
Project financing, notes payable and other	1,575	1,597
CCFC Term Loans	1,544	1,553
Capital lease obligations	121	162
Subtotal	11,650	12,179
Less: Current maturities	369	748
Total long-term debt	$11,281	$11,431
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, decreased to 5.4% for the nine months ended September 30, 2017, from 5.5% for the same period in 2016. The issuance of our 2019 First Lien Term Loan in February 2017 and a portion of our 2023 First Lien Term Loans in May 2016 allowed us to reduce our overall cost of debt by replacing a portion of our First Lien Notes and First Lien Term Loans with debt carrying lower interest rates.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	September 30, 2017	December 31, 2016
2023 Senior Unsecured Notes	$1,238	$1,237
2024 Senior Unsecured Notes	643	643
2025 Senior Unsecured Notes	1,534	1,532
Total Senior Unsecured Notes	$3,415	$3,412
First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	September 30, 2017	December 31, 2016
2017 First Lien Term Loan(1)	$149	$537
2019 First Lien Term Loan	389	—
2023 First Lien Term Loans	1,067	1,071
2024 First Lien Term Loan	1,547	1,557
Total First Lien Term Loans	$3,152	$3,165
____________

(1)
For the nine months ended September 30, 2017, we used cash on hand to repay $400 million of our outstanding 2017 First Lien Term Loan. We recorded approximately $1 million and $4 million in debt extinguishment costs for the three and nine months ended September 30, 2017, related to the partial repayment of our 2017 First Lien Term Loan.

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
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	September 30, 2017	December 31, 2016
2022 First Lien Notes	$741	$739
2023 First Lien Notes(1)	—	450
2024 First Lien Notes	485	485
2026 First Lien Notes	617	616
Total First Lien Notes	$1,843	$2,290
____________

(1)
On March 6, 2017, we used cash on hand along with the proceeds from our 2019 First Lien Term Loan to redeem the remaining $453 million of our 2023 First Lien Notes, plus accrued and unpaid interest. During the first quarter of 2017, we recorded approximately $21 million in debt extinguishment costs related to the redemption of our 2023 First Lien Notes.

Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Corporate Revolving Facility(1)	$474	$535
CDHI	246	250
Various project financing facilities	230	206
Total	$950	$991
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,307	$3,415	$3,343	$3,412
First Lien Term Loans	3,202	3,152	3,244	3,165
First Lien Notes	1,905	1,843	2,349	2,290
Project financing, notes payable and other(1)	1,516	1,484	1,543	1,506
CCFC Term Loans	1,554	1,544	1,567	1,553
Total	$11,484	$11,438	$12,046	$11,926
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$173	$—	$—	$173
Commodity instruments:
Commodity exchange traded futures and swaps contracts	605	—	—	605
Commodity forward contracts(2)	—	362	332	694
Interest rate hedging instruments	—	20	—	20
Effect of netting and allocation of collateral(3)(4)	(605)	(203)	(21)	(829)
Total assets	$173	$179	$311	$663
Liabilities:
Commodity instruments:
Commodity exchange traded futures and swaps contracts	656	—	—	656
Commodity forward contracts(2)	—	355	64	419
Interest rate hedging instruments	—	52	—	52
Effect of netting and allocation of collateral(3)(4)	(656)	(220)	(35)	(911)
Total liabilities	$—	$187	$29	$216

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$153	$—	$—	$153
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,542	—	—	1,542
Commodity forward contracts(2)	—	231	466	697
Interest rate hedging instruments	—	29	—	29
Effect of netting and allocation of collateral(3)(4)	(1,542)	(188)	(17)	(1,747)
Total assets	$153	$72	$449	$674
Liabilities:
Commodity instruments:
Commodity exchange traded futures and swaps contracts	1,570	—	—	1,570
Commodity forward contracts(2)	—	411	67	478
Interest rate hedging instruments	—	58	—	58
Effect of netting and allocation of collateral(3)(4)	(1,570)	(215)	(34)	(1,819)
Total liabilities	$—	$254	$33	$287
___________

(1)
At September 30, 2017 and December 31, 2016, we had cash equivalents of $32 million and $26 million included in cash and cash equivalents and $141 million and $127 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options and retail contracts.

(3)
During the third quarter of 2017, we elected to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation; therefore, amounts recognized for the right to reclaim, or the obligation to return, cash collateral are presented net with the corresponding derivative instrument fair values. See Note 1 for a further description of the change in accounting principle associated with our election to offset fair value amounts associated with our derivative instruments. See Note 6 for further discussion of our derivative instruments subject to master netting arrangements.

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $51 million, $17 million and $14 million, respectively, at September 30, 2017. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $28 million, $27 million and $17 million, respectively, at December 31, 2016.

At September 30, 2017 and December 31, 2016, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at September 30, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2017
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$234	Discounted cash flow	Market price (per MWh)	$6.55	—	$89.83	/MWh
Power Congestion Products	$10	Discounted cash flow	Market price (per MWh)	$(13.13)	—	$6.85	/MWh
Natural Gas Contracts	$38	Discounted cash flow	Market price (per MMBtu)	$0.97	—	$9.35	/MMBtu

	December 31, 2016
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$376	Discounted cash flow	Market price (per MWh)	$9.60	—	$86.34	/MWh
Power Congestion Products	$12	Discounted cash flow	Market price (per MWh)	$(7.52)	—	$13.62	/MWh
Natural Gas Contracts	$18	Discounted cash flow	Market price (per MMBtu)	$1.95	—	$5.66	/MMBtu

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$303	$(61)	$416	$(46)
Realized and mark-to-market gains (losses):
Included in net loss:
Included in operating revenues(1)	26	30	125	9
Included in fuel and purchased energy expense(2)	(12)	(31)	(1)	(24)
Change in collateral	4	(2)	(4)	—
Purchases and settlements:
Purchases	1	1	2	4
Settlements	(40)	15	(129)	(4)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	3	1	(5)	—
Transfers out of level 3(5)	(3)	75	(122)	89
Balance, end of period	$282	$28	$282	$28
Change in unrealized gains (losses) relating to instruments still held at end of period	$14	$(1)	$124	$(15)
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and nine months ended September 30, 2017 and 2016.

(4)
There were $3 million and $1 million in gains transferred out of level 2 into level 3 for the three months ended September 30, 2017 and 2016, and $(5) million and nil in losses transferred out of level 2 into level 3 for the nine months ended September 30, 2017 and 2016, respectively, due to changes in market liquidity in various power markets.

(5)
We had $3 million in gains and $(75) million in losses transferred out of level 3 into level 2 for the three months ended September 30, 2017 and 2016, respectively, and $122 million in gains and $(89) million in losses transferred out of level 3 into level 2 for the nine months ended September 30, 2017 and 2016, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three and nine months ended September 30, 2017 and 2016.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of September 30, 2017, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 8 years.
As of September 30, 2017 and December 31, 2016, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	September 30, 2017		December 31, 2016
Power (MWh)	(98)		(86)
Natural gas (MMBtu)	398		613
Environmental credits (Tonnes)	19		16
Interest rate hedging instruments	$4,600	(1)	$3,721
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

Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of September 30, 2017, was $17 million for which we have posted collateral of $1 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $1 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.
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
Derivatives Included on Our Consolidated Condensed Balance Sheets
During the third quarter of 2017, we elected to begin offsetting fair value amounts associated with our derivative instruments and related cash collateral and margin deposits on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. See Note 1 for a further description of the change in accounting principle associated with our election to offset fair value amounts associated with our derivative instruments.
The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheet(1)
Derivative assets:
Commodity exchange traded futures and swaps contracts	$472	$(472)	$—
Commodity forward contracts	338	(133)	205
Interest rate hedging instruments	2	(1)	1
Total current derivative assets(2)	$812	$(606)	$206
Commodity exchange traded futures and swaps contracts	133	(133)	—
Commodity forward contracts	356	(82)	274
Interest rate hedging instruments	18	(8)	10
Total long-term derivative assets(2)	$507	$(223)	$284
Total derivative assets	$1,319	$(829)	$490

Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(496)	$496	$—
Commodity forward contracts	(236)	148	(88)
Interest rate hedging instruments	(26)	1	(25)
Total current derivative (liabilities)(2)	$(758)	$645	$(113)
Commodity exchange traded futures and swaps contracts	(160)	160	—
Commodity forward contracts	(183)	98	(85)
Interest rate hedging instruments	(26)	8	(18)
Total long-term derivative (liabilities)(2)	$(369)	$266	$(103)
Total derivative liabilities	$(1,127)	$911	$(216)
Net derivative assets (liabilities)	$192	$82	$274

	December 31, 2016
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheet(1)
Derivative assets:
Commodity exchange traded futures and swaps contracts	$1,344	$(1,344)	$—
Commodity forward contracts	380	(160)	220
Interest rate hedging instruments	1	—	1
Total current derivative assets(3)	$1,725	$(1,504)	$221
Commodity exchange traded futures and swaps contracts	198	(198)	—
Commodity forward contracts	317	(45)	272
Interest rate hedging instruments	28	—	28
Total long-term derivative assets(3)	$543	$(243)	$300
Total derivative assets	$2,268	$(1,747)	$521

Derivative (liabilities):
Commodity exchange traded futures and swaps contracts	$(1,327)	$1,327	$—
Commodity forward contracts	(275)	165	(110)
Interest rate hedging instruments	(28)	—	(28)
Total current derivative (liabilities)(3)	$(1,630)	$1,492	$(138)
Commodity exchange traded futures and swaps contracts	(243)	243	—
Commodity forward contracts	(203)	84	(119)
Interest rate hedging instruments	(30)	—	(30)
Total long-term derivative (liabilities)(3)	$(476)	$327	$(149)
Total derivative liabilities	$(2,106)	$1,819	$(287)
Net derivative assets (liabilities)	$162	$72	$234
____________

(1)
At September 30, 2017 and December 31, 2016, we had $115 million and $262 million of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets.

(2)
At September 30, 2017, current and long-term derivative assets are shown net of collateral of $(4) million and $(8) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $43 million and $51 million, respectively.

(3)
At December 31, 2016, current and long-term derivative assets are shown net of collateral of $(29) million and $(3) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $19 million and $85 million, respectively.

	September 30, 2017		December 31, 2016
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$11	$43	$29	$58
Total derivatives designated as cash flow hedging instruments	$11	$43	$29	$58

Derivatives not designated as hedging instruments:
Commodity instruments	$479	$173	$492	$229
Total derivatives not designated as hedging instruments	$479	$173	$492	$229
Total derivatives	$490	$216	$521	$287

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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized gain (loss)(1)(2)
Commodity derivative instruments	$(53)	$32	$20	$213
Total realized gain (loss)	$(53)	$32	$20	$213

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$66	$109	$39	$(22)
Interest rate hedging instruments	—	—	1	1
Total mark-to-market gain (loss)	$66	$109	$40	$(21)
Total activity, net	$13	$141	$60	$192
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$60	$308	$252	$240
Derivatives contracts included in fuel and purchased energy expense(2)(3)	(47)	(167)	(193)	(49)
Interest rate hedging instruments included in interest expense(4)	—	—	1	1
Total activity, net	$13	$141	$60	$192
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(4)	In addition to changes in market value on interest rate hedging instruments not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness.

Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2017	2016	2017	2016	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$7	$18	$(10)	$(11)	Interest expense
Interest rate hedging instruments(1)(2)	1	—	(1)	—	Depreciation expense
Total	$8	$18	$(11)	$(11)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2017	2016	2017	2016	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(12)	$—	$(32)	$(33)	Interest expense
Interest rate hedging instruments(1)(2)	5	—	(5)	—	Depreciation expense
Total	$(7)	$—	$(37)	$(33)
____________

(1)
We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three and nine months ended September 30, 2017 and 2016.

(2)
We recorded an income tax expense of $1 million and $3 million for each of the three and nine months ended September 30, 2017 and nil for each of the three and nine months ended September 30, 2016, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $101 million and $90 million at September 30, 2017 and December 31, 2016, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $7 million and $8 million at September 30, 2017 and December 31, 2016, respectively.

We estimate that pre-tax net losses of $35 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Margin deposits(1)	$216	$350
Natural gas and power prepayments	27	25
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$243	$375

Letters of credit issued	$731	$798
First priority liens under power and natural gas agreements	193	206
First priority liens under interest rate hedging instruments	41	55
Total letters of credit and first priority liens with our counterparties	$965	$1,059

Margin deposits posted with us by our counterparties(1)(3)	$19	$16
Letters of credit posted with us by our counterparties	33	43
Total margin deposits and letters of credit posted with us by our counterparties	$52	$59
___________

(1)
During the third quarter of 2017, we elected to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation; therefore, amounts recognized for the right to reclaim, or the obligation to return, cash collateral are presented net with the corresponding derivative instrument fair values. See Note 1 for a further description of the change in accounting principle associated with our election to offset fair value amounts associated with our derivative instruments. See Note 6 for further discussion of our derivative instruments subject to master netting arrangements.

(2)
At September 30, 2017 and December 31, 2016, $85 million and $78 million, respectively, were included in current and long-term derivative assets and liabilities, $149 million and $288 million, respectively, were included in margin deposits and other prepaid expense and $9 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At September 30, 2017 and December 31, 2016, $3 million and $6 million, respectively, were included in current and long-term derivative assets and liabilities and $16 million and $10 million, respectively, were included in other current liabilities on our Consolidated Condensed Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

8.	Income Taxes
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$(2)	$(4)	$—	$17
Effective tax rate	(1)%	(1)%	—%	20%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and nine months ended September 30, 2017 and 2016, our income tax expense (benefit) is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances. During the nine months ended September 30, 2017, we recorded an income tax benefit of $17 million associated with a favorable adjustment to our reserve for uncertain tax positions.
NOL Carryforwards — As of December 31, 2016, our NOL carryforwards consist primarily of federal NOL carryforwards of approximately $6.7 billion, which expire between 2024 and 2033, and NOL carryforwards in 21 states and the District of Columbia totaling approximately $3.7 billion, which expire between 2017 and 2036, substantially all of which are offset with a full valuation allowance. Certain of the state NOL carryforwards may be subject to limitations on their annual usage. Under federal and state income tax law, our NOL carryforwards can be utilized to reduce future taxable income subject to certain new limitations including if we were to undergo an ownership change as defined by Section 382 of the Internal Revenue Code and similar state provisions.
 We also have approximately $647 million in foreign NOLs, which expire between 2025 and 2033, and the associated deferred tax asset of approximately $161 million is partially offset by a valuation allowance of $101 million. Under Canadian income tax law, our NOL carryforwards can be utilized to reduce future taxable income subject to certain limitations including new applicable limitations resulting from an ownership change which will result in an increase in the valuation allowance and a related charge to deferred tax expense.
Income Tax Audits — We remain subject to periodic audits and reviews by taxing authorities; however, we do not expect these audits will have a material effect on our tax provision. Any NOLs we claim in future years to reduce taxable income could be subject to IRS examination regardless of when the NOLs were generated. Any adjustment of state or federal returns could result in a reduction of deferred tax assets rather than a cash payment of income taxes in tax jurisdictions where we have NOLs. We are currently under U.S. federal income tax examination for the year ended December 31, 2015 and various state income tax audits for various periods. Our Canadian subsidiaries are currently under examination by the Canada Revenue Agency for the years ended December 31, 2013 through 2016.
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
Unrecognized Tax Benefits — At September 30, 2017, we had unrecognized tax benefits of $48 million. If recognized, $10 million of our unrecognized tax benefits could affect the annual effective tax rate and $38 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $4 million for income tax matters at September 30, 2017. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $7 million in unrecognized tax benefits could occur within the next twelve months primarily related to foreign tax issues.

9.	Earnings (Loss) per Share
We include restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock in our calculation of weighted average shares outstanding. As we incurred a net loss for the nine months ended September 30, 2017, diluted loss per share for this period is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. Reconciliation of the amounts used in the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 2017 and 2016, are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	355,442	354,215	355,164	353,929
Share-based awards	3,402	2,137	—	2,051
Weighted average shares outstanding (diluted)	358,844	356,352	355,164	355,980

We excluded the following items from diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016, because they were anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based awards	2,789	1,610	5,391	1,679

10.	Stock-Based Compensation
Calpine Equity Incentive Plans
The Calpine Equity Incentive Plans provide for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting awards which vest over periods between one and five years, contain contractual terms between approximately five and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. At September 30, 2017, 300,000 shares and 21,865,106 shares remain available for issuance under the 2017 Director Plan and the 2017 Equity Plan, respectively. There are no shares available for issuance under the 2008 Director Plan and the 2008 Equity Plan.
Equity Classified Share-Based Awards
Stock-based compensation expense recognized for our equity classified share-based awards was $9 million and $7 million for the three months ended September 30, 2017 and 2016, respectively, and $26 million and $22 million for the nine months ended September 30, 2017 and 2016, respectively. We did not record any significant tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the nine months ended September 30, 2017 and 2016. At September 30, 2017, there was unrecognized compensation cost of $28 million related to restricted stock, $7 million related to restricted stock units and $5 million related to options which is expected to be recognized over a weighted average period of 1.5 years for restricted stock, 1.2 years for restricted stock units and 2.1 years for options. We issue new shares from our share reserves set aside for the Calpine Equity Incentive Plans when stock options are exercised and for other share-based awards.
A summary of all of our non-qualified stock option activity for the Equity Plans for the nine months ended September 30, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding — December 31, 2016	2,697,136	$13.59	3.0	$2
Granted	1,476,480	$11.70
Exercised	4,000	$9.49
Forfeited	15,721	$11.69
Expired	32,100	$17.70
Outstanding — September 30, 2017	4,121,795	$12.89	4.8	$10
Exercisable — September 30, 2017	2,661,036	$13.54	2.3	$5
Vested and expected to vest – September 30, 2017	3,949,676	$12.94	4.6	$9

The fair value of options granted during the nine months ended September 30, 2017, was determined on the grant date using the Black-Scholes option-pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table:

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
A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the nine months ended September 30, 2017, is as follows:

	Number of Restricted Stock Awards		Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2016	4,869,648		$15.83
Granted	3,606,816		$11.76
Forfeited	546,585		$13.90
Vested	1,674,738		$17.07
Nonvested — September 30, 2017	6,255,141	(1)	$13.31
___________

(1)
Includes 63,075 shares of restricted stock and restricted stock units outstanding under the Director Plans and 6,192,066 shares of restricted stock and restricted stock units outstanding under the Equity Plans.

The total fair value of our restricted stock and restricted stock units that vested during the nine months ended September 30, 2017 and 2016 was approximately $20 million and $16 million, respectively.
Liability Classified Share-Based Awards
During the first quarter of 2017, our Board of Directors approved the award of performance share units to certain senior management employees. These performance share units will be settled in cash with payouts based on the relative performance of Calpine’s total shareholder return over the three-year performance period of January 1, 2017 through December 31, 2019. The performance share units vest on the last day of the performance period and will be settled in cash; thus, these awards are liability classified and are measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. Stock-based compensation expense recognized related to our liability classified share-based awards was $2 million and $(1) million for the three months ended September 30, 2017 and 2016, respectively, and $5 million and $1 million for the nine months ended September 30, 2017 and 2016, respectively.

A summary of our performance share unit activity for the nine months ended September 30, 2017, is as follows:

	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested — December 31, 2016	890,587	$17.90
Granted	478,984	$10.73
Forfeited	54,638	$18.38
Vested(1)	30,312	$17.21
Nonvested — September 30, 2017	1,284,621	$15.22
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
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of September 30, 2017, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 15 of our 2016 Form 10-K.

12.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At September 30, 2017, our reportable segments were West (including geothermal), Texas and East (including Canada). The results of our retail subsidiaries are reflected in the segment which corresponds with the geographic area in which the retail sales occur. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments. Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments for the periods indicated (in millions):

	Three Months Ended September 30, 2017
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$553	$1,127	$906	$—	$2,586
Intersegment revenues	2	4	2	(8)	—
Total operating revenues	$555	$1,131	$908	$(8)	$2,586
Commodity Margin	$327	$201	$336	$—	$864
Add: Mark-to-market commodity activity, net and other(1)	(40)	88	(39)	(8)	1
Less:
Plant operating expense	83	77	75	(7)	228
Depreciation and amortization expense	63	61	55	—	179
Sales, general and other administrative expense	10	16	10	1	37
Other operating expenses	13	6	6	(2)	23
Impairment losses	—	12	—	—	12
(Income) from unconsolidated subsidiaries	—	—	(7)	—	(7)
Income from operations	118	117	158	—	393
Interest expense					156
Debt extinguishment costs and other (income) expense, net					8
Income before income taxes					$229

	Three Months Ended September 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$524	$1,067	$764	$—	$2,355
Intersegment revenues	1	3	2	(6)	—
Total operating revenues	$525	$1,070	$766	$(6)	$2,355
Commodity Margin	$298	$198	$324	$—	$820
Add: Mark-to-market commodity activity, net and other(1)	11	110	(51)	(7)	63
Less:
Plant operating expense	79	65	78	(7)	215
Depreciation and amortization expense	56	53	52	—	161
Sales, general and other administrative expense	9	13	12	(1)	33
Other operating expenses	8	2	7	1	18
(Income) from unconsolidated subsidiaries	—	—	(6)	—	(6)
Income from operations	157	175	130	—	462
Interest expense					158
Other (income) expense, net					7
Income before income taxes					$297

	Nine Months Ended September 30, 2017
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,666	$2,723	$2,562	$—	$6,951
Intersegment revenues	4	12	6	(22)	—
Total operating revenues	$1,670	$2,735	$2,568	$(22)	$6,951
Commodity Margin	$792	$516	$761	$—	$2,069
Add: Mark-to-market commodity activity, net and other(2)	(1)	28	(65)	(22)	(60)
Less:
Plant operating expense	291	282	260	(21)	812
Depreciation and amortization expense	189	187	166	—	542
Sales, general and other administrative expense	31	54	31	1	117
Other operating expenses	30	12	23	(2)	63
Impairment losses	28	13	—	—	41
(Gain) on sale of assets, net	—	—	(27)	—	(27)
(Income) from unconsolidated subsidiaries	—	—	(17)	—	(17)
Income (loss) from operations	222	(4)	260	—	478
Interest expense					469
Debt extinguishment costs and other (income) expense, net					42
Loss before income taxes					$(33)

	Nine Months Ended September 30, 2016
	West	Texas	East	Consolidation and Elimination	Total
Revenues from external customers	$1,159	$2,129	$1,846	$—	$5,134
Intersegment revenues	4	10	9	(23)	—
Total operating revenues	$1,163	$2,139	$1,855	$(23)	$5,134
Commodity Margin	$749	$511	$797	$—	$2,057
Add: Mark-to-market commodity activity, net and other(2)	(5)	7	(44)	(21)	(63)
Less:
Plant operating expense	268	236	258	(21)	741
Depreciation and amortization expense	168	159	163	—	490
Sales, general and other administrative expense	27	43	36	—	106
Other operating expenses	23	6	27	(1)	55
Impairment losses	13	—	—	—	13
(Income) from unconsolidated subsidiaries	—	—	(16)	—	(16)
Income from operations	245	74	285	1	605
Interest expense					472
Debt extinguishment costs and other (income) expense, net					33
Income before income taxes					$100
_________

(1)	Includes $33 million and $40 million of lease levelization and $39 million and $25 million of amortization expense for the three months ended September 30, 2017 and 2016, respectively.

(2)	Includes $(13) million and $(2) million of lease levelization and $143 million and $79 million of amortization expense for the nine months ended September 30, 2017 and 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our portfolio, including partnership interests, consists of 80 power plants, including one under construction, with an aggregate current generation capacity of 25,967 MW and 828 MW under construction. Our fleet, including projects under construction, consists of 65 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our segments have an aggregate generation capacity of 7,425 MW in the West, 9,086 MW in Texas and 9,456 MW with an additional 828 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 25 states in the U.S. and in Canada and Mexico.
Our fleet of flexible and modern natural gas-fired, combined-cycle power plants performed exceptionally well during the sustained weather event caused by Hurricane Harvey during the third quarter of 2017. Despite very difficult conditions, the vast majority of our 9,086 MW Texas power plant fleet was available for dispatch with no material damage reported. In addition, our Geysers Assets did not sustain any damage as a result of the recent wildfires in northern California.
Merger Agreement
On August 17, 2017, we entered into a Merger Agreement with Volt Parent, LP (“Volt Parent”), and Volt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Volt Parent, pursuant to which Merger Sub will merge with and into Calpine, with Calpine surviving the Merger as a subsidiary of Volt Parent.
At the effective time of the Merger, each share of Calpine’s common stock outstanding as of immediately prior to the effective time of the Merger (excluding common shares held directly by Volt Parent or Merger Sub, common shares held by Calpine as treasury stock, common shares that are subject to vesting or other applicable lapse restrictions, common shares held by any subsidiary of either Calpine or Volt Parent (other than Merger Sub), common shares held by Volt Energy Holdings, LP, an affiliate of Energy Capital Partners III, LLC, and common shares pursuant to which dissenting rights under Delaware law have been properly exercised and not withdrawn or lost) will, at the effective time of the Merger, cease to be outstanding and be converted into the right to receive $15.25 per share in cash or approximately $5.6 billion. Calpine currently expects the Merger to be completed in the first quarter of 2018, subject to approval by stockholders representing a majority of outstanding shares of Calpine common stock, the receipt of certain regulatory approvals and the satisfaction or waiver of certain other customary closing conditions. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information related to the Merger and the Merger Agreement.
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
U.S. Department of Energy Study and Proposed Rule
At the direction of U.S. Department of Energy (“DOE”) Secretary Rick Perry, DOE staff conducted a study to analyze the effect of regulations, mandates, and subsidies on baseload generation resources and electric grid reliability. The study was requested by the Secretary as a result of concerns over the closures of baseload resources, which the Secretary deems as critical to a well-functioning electric grid. The DOE staff studied the causes and effect of coal and nuclear retirements and made a number of targeted policy recommendations, including proposals for the FERC to expedite its efforts to improve energy price formation in the wholesale energy markets, to address essential reliability services by establishing fuel-neutral and market-based valuations of those services that are needed to support grid reliability, and a proposal that the DOE, NERC and RTOs/ISOs work collaboratively to address grid resilience.
On September 28, 2017, the Secretary of the DOE sent to the FERC a Notice of Proposed Rulemaking (“NOPR”), acting under his authority pursuant to Section 403 of the DOE Organization Act. On October 2, 2017, the FERC issued a Notice inviting comments on the submission of the DOE’s NOPR. Under the DOE’s proposed rule, generators located within ISOs or RTOs that have a 90-day on-site fuel supply and meet other reliability criteria would be eligible for the full recovery of costs and a return on equity. Comments on the NOPR were due October 23, 2017. Reply comments are due November 7, 2017. We believe that guaranteed rate recovery for certain generators in RTOs and ISOs is discriminatory and contrary to a competitive market structure, and we intend to raise our comments and concerns through the FERC comment process. We cannot predict at this time how the FERC will rule on the NOPR or what effect it could have on our business.
CAISO
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
Due to an expected lack of adequate compensation, we informed the CAISO of our intent to make four of our California natural-gas fired peaking power plants and our Metcalf Energy Center unavailable for dispatch commencing in 2018. CAISO technical analyses determined that two of the peaking power plants, the Yuba City and Feather River Energy Centers, and Metcalf Energy Center are each needed to continue reliable operation of the power grid. The CAISO Board of Governors has approved the designation of Yuba City and Feather River Energy Centers as Reliability Must Run resources for the calendar year 2018 and we expect the CAISO Board of Governors to make a decision on our Metcalf Energy Center in the near future. We are currently negotiating Reliability Must Run contracts for these power plants and expect to file contracts in early November 2017. We do not anticipate the suspension of operations at our other two peaking power plants will have a material effect on our financial condition, results of operations or cash flows.
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

Additionally, the PUCT has established a project to assess price formation rules in ERCOT’s energy-only market in an effort to take market participant input on the white paper, Priorities for the Evolution of an Energy-Only Electricity Market Design in ERCOT, which was commissioned by Calpine and NRG Energy, Inc. The paper was authored by Drs. William W. Hogan of Harvard University and Susan L. Pope of FTI Consulting, both widely recognized experts in the field of wholesale electric market design and price formation. The PUCT held a public workshop in the docket on August 10, 2017 that featured Drs. Hogan and Pope reviewing the paper in detail and providing background on its recommendations. The PUCT followed up on October 13, 2017 with another public workshop as a forum for stakeholder advocacy for and against the recommendations. The PUCT staff will seek further direction from the commissioners at an upcoming open meeting and also indicated that they may ask for filed comments on what topics need more exploration and how they should be prioritized.
As these proceedings are ongoing and the timing of these changes is uncertain, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
PJM
The Ohio utilities, led by American Electric Power, Inc. and FirstEnergy Corp. (“FE”), have indicated their intentions to advocate for some form of re-regulation in this year’s legislative session which began on January 3, 2017. Re-regulation will require enabling legislation, and to date no proposal has been made public by the utilities. On April 6, 2017, at the behest of FE, a bill was introduced in the Ohio Senate to subsidize FE’s Ohio nuclear power plants. An identical bill was introduced in the Ohio House of Representatives on April 10, 2017. Although these bills remain pending, a new bill to subsidize Ohio nuclear power plants was introduced on October 17, 2017, by the author of the prior Ohio House of Representatives legislation which has stalled before the House Public Utilities Committee. Consideration of the Ohio Senate companion legislation has similarly slowed in recent months. While we cannot predict the likelihood of these legislative efforts passing, we believe the proposed subsidies would frustrate the operation of PJM’s wholesale market structure that is regulated by the FERC.
Over significant opposition, the Illinois legislature voted to approve an out-of-market nuclear subsidy scheme put forward by Exelon Corporation (“Exelon”). Zero Emission Credits (“ZECs”) are to be paid to Exelon’s nuclear units beginning with the planning year commencing June 1, 2017. We believe these subsidies will frustrate the operation of the wholesale market structure regulated by the FERC. In February 2017, Calpine, along with a group of generators and our trade association, the Electric Power Supply Association, filed a lawsuit in federal district court challenging the ZEC legislation on constitutional grounds. On July 14, 2017, the federal district court dismissed the lawsuit in part for lack of subject-matter jurisdiction and in part for failure to state a claim. On July 17, 2017, the plaintiffs filed an appeal of this ruling to the U.S. Court of Appeals for the Seventh Circuit. Briefing is underway.
In November 2016, PJM filed proposed tariff changes with the FERC that allow increased seasonal resource participation in the Capacity Performance auction, effective for the 2020/2021 base residual auction that was held in May 2017. Because the FERC did not have a quorum of FERC commissioners to rule on the filing, the FERC staff accepted PJM’s filing, subject to refund. As a result, the 2020/2021 base residual auction was conducted subject to refund and further FERC order. We support PJM’s proposal and believe the tariff changes preserve the competitiveness of the PJM power market; however, we cannot predict whether the FERC will approve PJM’s proposal or the ultimate effect on our financial condition, results of operations or cash flows.
Effective May 11, 2017, PJM implemented transient shortage/scarcity pricing on a five minute basis as ordered by the FERC. This new pricing regime is expected to increase energy revenues in the real-time energy market as well as reserve revenues.
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

ISO-NE
In January, 2017, ISO-NE requested that the FERC approve a revised Cost of New Entry (“Net CONE”) parameter beginning with the 2018 Forward Capacity Auction for the 2021/2022 delivery period which is lower than the previous Net CONE. Our trade association protested the filing, but on October 6, 2017, the FERC issued an order approving ISO-NE’s revisions.
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
The Connecticut Legislature has enacted legislation that, if signed by the Governor, would allow the Millstone nuclear power plant to bid into an RFP to potentially obtain a PPA. The legislation requires the state to undertake a review of Millstone’s financial needs and allows, but does not require, the state to issue an RFP. If a contract is ultimately awarded, we believe the subsidies provided through the legislation will adversely affect the power markets in ISO-NE by artificially suppressing prices.
New England Capacity Market Zero -Price Offer Requirement for Locked in Resources
ISO-NE seeks to encourage new generation to enter its power market by allowing new generators to lock in their capacity payment price for up to seven years. When a new generator agrees to this offer, ISO-NE requires that generator to offer its generation capacity into its capacity market auction during the lock-in period at a price of $0. Several parties, including Calpine, complained to FERC about this provision, arguing that it unfairly suppresses prices for existing generators. After the FERC rejected these complaints, several parties appealed the FERC’s decisions to the D.C. Circuit. On October 6, 2017, the D.C. Circuit heard oral argument on the case. A decision is expected within the next several months. We cannot predict how the D.C Circuit will rule on the appeal, but we believe that if the D.C. Circuit were to grant the appeal and the FERC, on remand, were to amend or remove the zero-price offer requirement, it would be a positive development for our business in New England.
ISO-NE and PJM Market Reform Proposals
Both ISO-NE and PJM have released draft proposals that would accommodate state procurement initiatives while at the same time protecting the integrity of their power markets. ISO-NE’s proposal focuses on changes to the Forward Capacity Market, while PJM’s proposals suggest possible changes to energy price formation, ancillary service procurement, as well as modifications to the Reliability Pricing Model. Stakeholder processes are underway in both ISOs to discuss possible revisions to each region’s capacity market and the stakeholder process on energy market reforms is pending in PJM. It is possible that the current proposals may be significantly modified, or possibly even withdrawn altogether. Because of this, and because it is unknown how the FERC will rule on any resulting tariff changes, we cannot predict the effect these changes will have on our business in those regions.
NYISO
On August 1, 2016, the New York State Department of Public Service (“NY DPS”) approved the Clean Energy Standard which requires 50% of the state’s generation to be produced by renewable resources by 2030. In addition, the Clean Energy Standard provides for out-of-market financial subsidies in the form of ZECs for some of the state’s existing nuclear generation facilities. In October 2016, a group of generators and our trade association, the Electric Power Supply Association, filed a lawsuit in federal court challenging the PSC’s ruling on constitution grounds. On July 25, 2017, the federal district court dismissed the lawsuit, finding that plaintiffs do not have a private right to bring the claims, and further finding that the ZEC program is not preempted by federal law and does not violate the dormant Commerce Clause. The plaintiffs appealed this ruling to the U.S. Court of Appeals for the Second Circuit. Briefing is underway. We cannot predict the outcome of the appeal, but if the PSC’s action is left unchecked, we believe these subsidies will adversely affect the power markets in NYISO by artificially suppressing prices. As we do not have a substantial power generation presence in NYISO, the potential effect of the out-of-market financial subsidies are not expected to have a material effect on our financial condition, results of operations or cash flows. However, the subsidies could be meaningful to other power companies in the NYISO region.
On August 10, 2017, NYISO and NY DPS jointly initiated a collaborative effort to potentially develop a method of pricing CO2 in the NYISO wholesale energy market to support state decarbonization goals. The process does not have a definitive timeline and we currently cannot predict the potential effect it could have on our operations and financial performance.
Clean Power Plan
The Clean Power Plan requires a reduction in GHG emissions from existing power plants of 32% from 2005 levels by 2030. The U.S. Supreme Court issued a stay of the Clean Power Plan until the D.C. Circuit issues a ruling on the merits and through final determination in any further appeal to the U.S. Supreme Court from the D.C. Circuit decision. The D.C. Circuit heard oral argument on September 27, 2016. On March 28, 2017, the President issued an Executive Order, “Promoting Energy Independence and Economic Growth,” which orders, among other things, the EPA to review the Clean Power Plan for consistency with policies articulated by the Executive Order and, if appropriate, to commence a rulemaking to suspend, revise or rescind the Clean Power Plan. On the same day, the EPA asked the D.C. Circuit to hold the ongoing litigation in abeyance until completion of the ongoing review and any subsequent rulemaking. The D.C. Circuit has twice ordered the case held in abeyance temporarily. On October 10, 2017, the EPA Administrator signed a notice of proposed rulemaking to repeal the Clean Power Plan upon the basis that it exceeds the EPA’s authority. The notice also announced that the EPA continues to consider whether it should issue another rule addressing GHGs from existing power plants and, if so, what the appropriate form and scope of that rule should be. The notice also announced that the EPA will be issuing an advance NOPR in the near future to solicit information on systems of emission reduction that are in accord with the EPA’s proposed legal interpretation of its authority. On the same day, the EPA asked the D.C. Circuit to continue to hold the case in abeyance until completion of the proposed rulemaking to repeal the Clean Power Plan.
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
On July 17, 2017, the California legislature passed Assembly Bill (“AB”) 398, by a two-thirds supermajority vote, authorizing extension of the Cap-and-Trade Regulation through 2030. AB 398 requires the CARB to develop a price ceiling considering, among other things, the full social cost associated with emitting a ton of GHGs and the cost per ton of GHG emission reductions needed to achieve California’s goal of reducing statewide GHG emissions to 40 percent below 1990 levels by 2030. AB 398 was passed along with a companion bill, AB 617, which requires the CARB to prepare a statewide strategy to reduce emissions of toxic air contaminants and criteria air pollutants in communities affected by a high cumulative exposure burden and the local air districts to prepare community emissions reduction programs to achieve emissions reductions within such communities, as identified by the CARB. AB 398 and AB 617 were signed into law by California Governor Brown on July 25 and 26, 2017, respectively.
On July 27, 2017, the CARB adopted amendments to the Cap-and-Trade Regulation extending the program through 2030, incorporating requirements to align the Cap-and-Trade Regulation with the Clean Power Plan and linking the existing California-Québec market with the Cap-and-Trade program implemented by Ontario. The amended Cap-and-Trade Regulation became effective on October 1, 2017 and the linkage of the California-Québec market with Ontario will become effective on January 1, 2018. The CARB has since held workshops to propose further amendments to the Cap-and-Trade Regulation in accordance with the requirements of AB 398.
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
Massachusetts: Global Warming Solutions Act
On December 16, 2016, the Massachusetts Department of Environmental Protection proposed regulations that would impose new GHG limits on power plants and other sources. These regulations are notable because they are structured as annually-declining hard caps on CO2 emissions from regulated facilities. The Massachusetts Department of Environmental Protection issued a final rule on August 11, 2017, which will become effective as of January 1, 2018. Although we view the regulations as likely to result in market distortions impeding the efficient operation of both power and emissions markets, we believe that we will be able to comply with its provisions.
California RPS
California’s RPS requires retail power providers to generate or procure 33% and 50% of the power they sell to retail customers from renewable resources by 2020 and 2030, respectively, with intermediate targets leading up to 2020 and 2030. Behind-the-meter solar generally does not count towards California’s RPS requirements. Under California’s RPS, there are limits on different “buckets” of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy a growing fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour, such as our Geysers Assets. The California legislature is considering increasing the RPS to 60% by 2030 and, potentially, a 100% CO2-free RPS by 2045; however, a vote on this proposal is not likely until the 2018 legislative session. While the RPS generally depresses wholesale energy prices, the intermittency of many renewable resources raises operational flexibility challenges that present opportunities for natural gas-fired generation to provide capacity and ancillary services products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Below are our results of operations for the three months ended September 30, 2017 as compared to the same period in 2016 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2017	2016	Change	% Change
Operating revenues:
Commodity revenue	$2,506	$2,063	$443	21
Mark-to-market gain	76	287	(211)	(74)
Other revenue	4	5	(1)	(20)
Operating revenues	2,586	2,355	231	10
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,711	1,294	(417)	(32)
Mark-to-market loss	10	178	168	94
Fuel and purchased energy expense	1,721	1,472	(249)	(17)
Plant operating expense	228	215	(13)	(6)
Depreciation and amortization expense	179	161	(18)	(11)
Sales, general and other administrative expense	37	33	(4)	(12)
Other operating expenses	23	18	(5)	(28)
Total operating expenses	2,188	1,899	(289)	(15)
Impairment losses	12	—	(12)	#
(Income) from unconsolidated subsidiaries	(7)	(6)	1	17
Income from operations	393	462	(69)	(15)
Interest expense	156	158	2	1
Debt extinguishment costs	1	—	(1)	#
Other (income) expense, net	7	7	—	—
Income before income taxes	229	297	(68)	(23)
Income tax benefit	(2)	(4)	(2)	(50)
Net income	231	301	(70)	(23)
Net income attributable to the noncontrolling interest	(6)	(6)	—	—
Net income attributable to Calpine	$225	$295	$(70)	(24)

	2017	2016	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	28,834	33,552	(4,718)	(14)
Average availability(2)	95.1%	97.3%	(2.2)%	(2)
Average total MW in operation(1)	25,185	26,502	(1,317)	(5)
Average capacity factor, excluding peakers	57.4%	62.6%	(5.2)%	(8)
Steam Adjusted Heat Rate(2)	7,407	7,333	(74)	(1)
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $26 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$26
Higher energy margins due to increased contribution from hedging activity following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017. These factors were partially offset by the expiration of a PPA at our York Energy Center in our East segment, lower Spark Spreads in our East segment and lower generation across all segments(1)

35	Higher regulatory capacity revenue primarily in our East segment(1)
(17)
The net period-over-period effect of our portfolio management activities, primarily including the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017(1)

(18)	Contract amortization, lease levelization related to tolling contracts and other(2)
$26
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

Mark-to-market gain/loss, net from hedging our future generation, retail activities and fuel needs had an unfavorable variance of $43 million primarily driven by the change in forward commodity prices on our derivative contracts during the quarter ended September 30, 2017 partially offset by activity resulting from the expansion of our retail hedging portfolio following the acquisition of Calpine Solutions in December 2016.
Our normal, recurring plant operating expense increased by $1 million for the three months ended September 30, 2017 compared to the same period in 2016, after excluding the effect of a $17 million increase due to the period-over-period effect associated with the expansion of our retail portfolio through the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017 which was partially offset by the period-over-period effect of power plant portfolio changes, a $6 million increase in severance and other employee-related costs, a $6 million decrease due to the timing of receipt of insurance proceeds received for the Delta Energy Center for equipment failure costs and a $5 million decrease in major maintenance expense resulting from our plant outage schedule and costs from scrap parts related to outages.
Depreciation and amortization expense increased by $18 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Calpine Solutions and North American Power in December 2016 and January 2017, respectively, and the reclassification of South Point Energy Center from held for sale to held and used during the first quarter of 2017.
Sales, general and other administrative expense increased by $4 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Calpine Solutions and North American Power in December 2016 and January 2017, respectively, and higher stock-based compensation expense resulting from an increase in the value of our performance share units during the third quarter of 2017.
Other operating expenses increased by $5 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to merger-related costs related to legal, investment banking and other professional fees associated with the Merger. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information related to the Merger and the Merger Agreement.

During the three months ended September 30, 2017, we recorded an impairment of approximately $12 million to adjust the carrying value of turbine equipment to fair value following the initiation of marketing efforts during the third quarter of 2017.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Below are our results of operations for the nine months ended September 30, 2017 as compared to the same period in 2016 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2017	2016	Change	% Change
Operating revenues:
Commodity revenue	$6,714	$5,199	$1,515	29
Mark-to-market gain (loss)	224	(79)	303	#
Other revenue	13	14	(1)	(7)
Operating revenues	6,951	5,134	1,817	35
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	4,757	3,197	(1,560)	(49)
Mark-to-market (gain) loss	185	(57)	(242)	#
Fuel and purchased energy expense	4,942	3,140	(1,802)	(57)
Plant operating expense	812	741	(71)	(10)
Depreciation and amortization expense	542	490	(52)	(11)
Sales, general and other administrative expense	117	106	(11)	(10)
Other operating expenses	63	55	(8)	(15)
Total operating expenses	6,476	4,532	(1,944)	(43)
Impairment losses	41	13	(28)	#
(Gain) on sale of assets, net	(27)	—	27	#
(Income) from unconsolidated subsidiaries	(17)	(16)	1	6
Income from operations	478	605	(127)	(21)
Interest expense	469	472	3	1
Debt extinguishment costs	26	15	(11)	(73)
Other (income) expense, net	16	18	2	11
Income (loss) before income taxes	(33)	100	(133)	#
Income tax expense	—	17	17	#
Net income (loss)	(33)	83	(116)	#
Net income attributable to the noncontrolling interest	(14)	(15)	1	7
Net income (loss) attributable to Calpine	$(47)	$68	$(115)	#

	2017	2016	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	71,507	84,032	(12,525)	(15)
Average availability(2)	88.2%	90.9%	(2.7)%	(3)
Average total MW in operation(1)	25,196	26,414	(1,218)	(5)
Average capacity factor, excluding peakers	48.3%	53.4%	(5.1)%	(10)
Steam Adjusted Heat Rate(2)	7,362	7,307	(55)	(1)
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, decreased $45 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$85
Higher energy margins due to increased contribution from hedging activity following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017. These factors were partially offset by the expiration of a PPA at our York Energy Center in our East segment, lower Spark Spreads in our East segment and lower generation across all segments(1)

14	Higher regulatory capacity revenue primarily in our East segment(1)
(40)	A natural gas pipeline transportation billing credit received in our West segment during the second quarter of 2016 with no similar credit received in 2017(1)
(47)
The net period-over-period effect of our portfolio management activities, primarily including the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017(1)

(57)	Contract amortization, lease levelization related to tolling contracts and other(2)
$(45)
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

Mark-to-market gain/loss, net from hedging our future generation, retail activities and fuel needs had a favorable variance of $61 million primarily driven by the change in forward commodity prices on our derivative contracts during the nine months ended September 30, 2017 as well as by activity resulting from the expansion of our retail hedging portfolio following the acquisition of Calpine Solutions in December 2016.
Our normal, recurring plant operating expense decreased by $7 million for the nine months ended September 30, 2017 compared to the same period in 2016, after excluding the effect of a $55 million increase due to the period-over-period effect associated with the expansion of our retail portfolio through the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017 which was partially offset by the period-over-period effect of power plant portfolio changes, an $18 million increase in severance and other employee-related costs, a $6 million increase in equipment failure costs primarily due to Delta Energy Center partially reduced by the receipt of insurance proceeds and a $1 million decrease in major maintenance expense resulting from our plant outage schedule and costs from scrap parts related to outages.
Depreciation and amortization expense increased by $52 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Calpine Solutions and North American Power in December 2016 and January 2017, respectively, and the reclassification of South Point Energy Center from held for sale to held and used during the first quarter of 2017.
Sales, general and other administrative expense increased by $11 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the acquisitions of Calpine Solutions and North American Power in December 2016 and January 2017, respectively, and higher stock-based compensation expense resulting from an increase in the value of our performance share units during the nine months ended September 30, 2017.
Other operating expenses increased by $8 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due merger-related costs related to legal, investment banking and other professional fees associated with the Merger. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information related to the Merger and the Merger Agreement.
During the nine months ended September 30, 2017, we recorded impairment losses of approximately $41 million related to our South Point Energy Center and to adjust the carrying value of turbine equipment to fair value following the initiation of marketing efforts during the third quarter of 2017.
In line with our strategy to focus on competitive wholesale markets and sell or contract power plants located in power markets dominated by regulated utilities or outside our strategic concentration, we completed the sale of the Osprey Energy Center in our East segment on January 3, 2017, resulting in a gain on sale of assets, net of $27 million during the nine months ended September 30, 2017.
Debt extinguishment costs for the nine months ended September 30, 2017, primarily consisted of $21 million in connection with the redemption of our 2023 First Lien Notes in March 2017, which is comprised of $18 million in prepayment penalty and $3 million from the write-off of debt issuance costs, and $4 million from the write-off of debt issuance costs associated with the $400 million partial repayment of our 2017 First Lien Term Loan. Debt extinguishment costs for the nine months ended September 30, 2016, consisted of $15 million from the write-off of deferred financing costs in connection with the repayment of our 2019 and 2020 First Lien Term Loans in May 2016.
During the nine months ended September 30, 2017, we recorded income tax expense of nil compared to an income tax expense of $17 million for the nine months ended September 30, 2016. The favorable period-over-period change primarily resulted from a favorable adjustment to our reserve for uncertain tax positions.
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
With respect to our non-GAAP financial measures, over the current quarterly reporting period, we are transitioning from using Adjusted EBITDA as a performance measure to using Commodity Margin and Adjusted Free Cash Flow as measures of our performance and liquidity, respectively.
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

Commodity Margin by Segment for the Three Months Ended September 30, 2017 and 2016
The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended September 30, 2017 and 2016 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2017	2016	Change	% Change
Commodity Margin (in millions)	$327	$298	$29	10
Commodity Margin per MWh generated	$46.79	$35.72	$11.07	31

MWh generated (in thousands)	6,989	8,343	(1,354)	(16)
Average availability	93.5%	98.9%	(5.4)%	(5)
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	45.4%	54.5%	(9.1)%	(17)
Steam Adjusted Heat Rate	7,351	7,213	(138)	(2)
West — Commodity Margin in our West segment increased by $29 million, or 10%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the expansion of our retail hedging activities following the acquisition of Calpine Solutions in December 2016 and higher generation margin where we realized higher Spark Spreads during hours in which we generated, particularly evening peak times. Generation decreased 16% primarily resulting from an extended outage at our Delta Energy Center in 2017. Our Delta Energy Center was restored to simple-cycle operation during the second quarter of 2017 and we expect the power plant will be fully restored to service in the fourth quarter of 2017.

Texas:	2017	2016	Change	% Change
Commodity Margin (in millions)	$201	$198	$3	2
Commodity Margin per MWh generated	$15.51	$14.48	$1.03	7

MWh generated (in thousands)	12,959	13,670	(711)	(5)
Average availability	95.7%	97.0%	(1.3)%	(1)
Average total MW in operation	8,848	9,191	(343)	(4)
Average capacity factor, excluding peakers	66.3%	67.4%	(1.1)%	(2)
Steam Adjusted Heat Rate	7,235	7,142	(93)	(1)
Texas — Commodity Margin in our Texas segment increased by $3 million, or 2%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher contribution from hedges. Generation decreased 5% primarily resulting from milder weather inclusive of the effect of Hurricane Harvey during the third quarter of 2017 and the retirement of our Clear Lake Power Plant in February 2017.

East:	2017	2016	Change	% Change
Commodity Margin (in millions)	$336	$324	$12	4
Commodity Margin per MWh generated	$37.81	$28.08	$9.73	35

MWh generated (in thousands)	8,886	11,539	(2,653)	(23)
Average availability	95.8%	96.5%	(0.7)%	(1)
Average total MW in operation	8,912	9,886	(974)	(10)
Average capacity factor, excluding peakers	58.1%	64.3%	(6.2)%	(10)
Steam Adjusted Heat Rate	7,714	7,660	(54)	(1)
East — Commodity Margin in our East segment increased by $12 million, or 4%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher contribution from hedges including the expansion of our retail hedging activities following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017 and higher regulatory capacity revenue. The increase in Commodity Margin was partially offset by the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017, the expiration of a PPA associated with our York Energy Center in May 2017 and lower Spark Spreads during the third quarter of 2017. Generation decreased 23% primarily resulting from the power plant sales and weaker market conditions during the third quarter of 2017.
Commodity Margin by Segment for the Nine Months Ended September 30, 2017 and 2016
The following tables show our Commodity Margin and related operating performance metrics by segment for the nine months ended September 30, 2017 and 2016 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2017	2016	Change	% Change
Commodity Margin (in millions)	$792	$749	$43	6
Commodity Margin per MWh generated	$49.31	$37.84	$11.47	30

MWh generated (in thousands)	16,061	19,796	(3,735)	(19)
Average availability	84.1%	91.6%	(7.5)%	(8)
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	35.2%	43.5%	(8.3)%	(19)
Steam Adjusted Heat Rate	7,383	7,276	(107)	(1)
West — Commodity Margin in our West segment increased by $43 million, or 6%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the expansion of our retail hedging activities following the acquisition of Calpine Solutions in December 2016 and higher generation margin where we realized higher Spark Spreads during hours in which we generated, particularly evening peak times. The increase in Commodity Margin was partially offset by receipt of a $40 million natural gas pipeline transportation billing credit during the second quarter of 2016. Generation decreased 19% primarily resulting from an increase in hydroelectric generation in the region and an extended outage at our Delta Energy Center in 2017. Our Delta Energy Center was restored to simple-cycle operation during the second quarter of 2017 and we expect the power plant will be fully restored to service in the fourth quarter of 2017.

Texas:	2017	2016	Change	% Change
Commodity Margin (in millions)	$516	$511	$5	1
Commodity Margin per MWh generated	$15.56	$13.70	$1.86	14

MWh generated (in thousands)	33,166	37,306	(4,140)	(11)
Average availability	88.9%	90.8%	(1.9)%	(2)
Average total MW in operation	8,855	9,191	(336)	(4)
Average capacity factor, excluding peakers	57.2%	61.7%	(4.5)%	(7)
Steam Adjusted Heat Rate	7,144	7,113	(31)	—
Texas — Commodity Margin in our Texas segment increased by $5 million, or 1%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher contribution from hedges. Generation decreased 11% primarily resulting from higher natural gas prices during the nine months ended September 30, 2017 compared to the same period in 2016.

East:	2017	2016	Change	% Change
Commodity Margin (in millions)	$761	$797	$(36)	(5)
Commodity Margin per MWh generated	$34.16	$29.60	$4.56	15

MWh generated (in thousands)	22,280	26,930	(4,650)	(17)
Average availability	90.5%	90.7%	(0.2)%	—
Average total MW in operation	8,916	9,798	(882)	(9)
Average capacity factor, excluding peakers	50.0%	52.4%	(2.4)%	(5)
Steam Adjusted Heat Rate	7,692	7,614	(78)	(1)
East — Commodity Margin in our East segment decreased by $36 million, or 5%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017, the expiration of a PPA associated with our York Energy Center in May 2017 and lower Spark Spreads during the nine months ended September 30, 2017. The decrease in Commodity Margin was partially offset by the expansion of our retail hedging activities following the acquisitions of Calpine Solutions in December 2016 and North American Power in January 2017, higher regulatory capacity revenue and the positive effect of a new PPA associated with our Morgan Energy Center which became effective in February 2016. Generation decreased 17% primarily resulting from the power plant sales and weaker market conditions during the nine months ended September 30, 2017.
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

In the following table, we have reconciled our cash flows from operating activities to our Adjusted Free Cash Flow for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$561	$542	$807	$667
Maintenance capital expenditures	(30)	(39)	(139)	(120)
Tax differences	3	(7)	(13)	(5)
Adjustments to reflect Adjusted Free Cash Flow from unconsolidated investments and exclude the non-controlling interest	(6)	(3)	(6)	(5)
Capitalized corporate interest	(7)	(5)	(20)	(14)
Changes in working capital(1)	(141)	(150)	(95)	101
Other(2)	62	45	54	19
Adjusted Free Cash Flow(3)	$442	$383	$588	$643

Net cash used in investing activities	$(144)	$(165)	$(195)	$(841)
Net cash used in financing activities	$(285)	$(31)	$(604)	$(171)
_________

(1)
Adjustment excludes $(18) million and $20 million in amortization of acquired derivatives contracts for the three months ended September 30, 2017 and 2016, respectively, and $(28) million and $65 million in amortization of acquired derivatives contracts for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Other adjustments primarily represent miscellaneous items excluded from Adjusted Free Cash Flow that are included in cash flow from operations.

(3)	Adjusted Free Cash Flow is shown net of the following items for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash interest, net	$156	$160	$467	$477
Operating lease payments	$6	$6	$19	$19

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
Liquidity
The following table provides a summary of our liquidity position at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents, corporate(1)	$346	$345
Cash and cash equivalents, non-corporate	80	73
Total cash and cash equivalents	426	418
Restricted cash	222	188
Corporate Revolving Facility availability(2)	1,316	1,255
CDHI letter of credit facility availability	54	50
Total current liquidity availability(3)	$2,018	$1,911
____________

(1)
Includes $19 million and $16 million of margin deposits posted with us by our counterparties at September 30, 2017 and December 31, 2016, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of September 30, 2017, an increase of $1/MMBtu in natural gas prices would result in a decrease of collateral required by approximately $117 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would increase by approximately $124 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at September 30, 2017, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $1 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by approximately $1 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Corporate Revolving Facility(1)	$474	$535
CDHI	246	250
Various project financing facilities	230	206
Total	$950	$991
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
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
2017 First Lien Term Loan
We repaid approximately $475 million in borrowings under our 2017 First Lien Term Loan using cash on hand during 2017.
Optimizing our Portfolio
Our goal is to take advantage of favorable opportunities to continue to design, develop, acquire, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power plants where such investment meets our rigorous financial hurdles, particularly if power contracts and financing are available and attractive returns are expected. Likewise, we actively seek to divest non-core assets where we can find opportunities to do so accretively. Our significant ongoing projects under construction, growth initiatives and strategic asset sales are as follows:

•
York 2 Energy Center is an 828 MW dual-fuel, combined-cycle project which is currently under construction and is co-located with our York Energy Center in Peach Bottom Township, Pennsylvania. The targeted construction completion date has been delayed from the second quarter of 2017 and the construction contractor has indicated it will be completed during the third quarter of 2018. Further, we are in discussions with the contractor on commercial issues including a request by the contractor for equitable adjustment related to construction delay and costs. We are continuing to work with the contractor to look for opportunities for schedule recovery and to advance the work.

•
Washington Parish Energy Center is an approximately 360 MW natural gas-fired, peaking power plant on a partially developed site that we own near Bogalusa, LA that will be sold to a third party for a fixed payment, including fair market return, after construction is completed.

•	Osprey Energy Center was sold for approximately $166 million, excluding working capital and other adjustments, on January 3, 2017.
NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2016, our consolidated federal NOLs totaled approximately $6.7 billion. Under federal and state income tax law, our NOL carryforwards can be utilized to reduce future taxable income subject to certain new limitations including if we were to undergo an ownership change as defined by Section 382 of the Internal Revenue Code and similar state provisions.
Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2017 and 2016 (in millions):

	2017	2016
Beginning cash and cash equivalents	$418	$906
Net cash provided by (used in):
Operating activities	807	667
Investing activities	(195)	(841)
Financing activities	(604)	(171)
Net increase (decrease) in cash and cash equivalents	8	(345)
Ending cash and cash equivalents	$426	$561
Net Cash Provided By Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2017, was $807 million compared to $667 million for the nine months ended September 30, 2016. The increase was primarily due to the following:

•
Income from operations — Income from operations, adjusted for non-cash items, decreased by $66 million for the nine months ended September 30, 2017, compared to the same period in 2016. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in subsidiaries, gain on sale of assets and mark-to-market activity. The decrease in income from operations was primarily driven by increases in plant operating expense of $71 million and increase in sales, general and administrative expenses of $11 million during the period primarily driven by the acquisition of the Calpine Solutions and North American Power retail subsidiaries during December 2016 and January 2017, respectively, as well as an increase in other operating expense of $8 million offset by a $24 million increase in Commodity revenue, net of Commodity expense, excluding non-cash amortization. See “Results of Operations for the Nine Months ended September 30, 2017 and 2016” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $208 million for the nine months ended September 30, 2017, compared to the same period in 2016, after adjusting for changes in debt, restricted cash and mark-to-market related balances which did not affect cash provided by operating activities. The decrease was primarily due to the change in net margining requirements associated with our commodity hedging activity primarily related to Calpine Solutions which was acquired in December 2016 and a decrease in accounts receivable, net of accounts payable, resulting from timing of payments made during the periods.

Net Cash Used In Investing Activities
Cash used in investing activities for the nine months ended September 30, 2017, was $195 million compared to $841 million for the nine months ended September 30, 2016. The decrease was primarily due to the following:

•
Acquisitions and Divestitures — During the nine months ended September 30, 2017, we acquired North American Power for a net purchase price of $111 million and sold Osprey Energy Center receiving net proceeds of $162 million. During the nine months ended September 30, 2016, we acquired Granite Ridge Energy Center for a net purchase price of $526 million.

•
Capital expenditures — Capital expenditures for the nine months ended September 30, 2017 were $248 million, a decrease of $89 million compared to expenditures of $337 million for the nine months ended September 30, 2016. The decrease was primarily due to lower expenditures on construction projects during the nine months ended September 30, 2017 as compared to the same period in 2016.

Net Cash Used In Financing Activities
Cash used in financing activities for the nine months ended September 30, 2017, was $604 million compared to $171 million for the nine months ended September 30, 2016. The increase was primarily due to the following:

•
First Lien Term Loans and First Lien Notes — During the nine months ended September 30, 2017, we received proceeds of $396 million from the issuance of the 2019 First Lien Term Loan which was used, together with cash on hand, to redeem the remaining $453 million of the 2023 First Lien Notes. In addition, during the nine months ended September 30, 2017, we utilized cash on hand to repay $400 million of our outstanding 2017 First Lien Term Loan. During the nine months ended September 30, 2016, we utilized proceeds from the issuance of the New 2023 First Lien Term Loan and the 2026 First Lien Notes to repay the 2019 and 2020 First Lien Term Loans of $1.2 billion.

•
Financing costs — During the nine months ended September 30, 2017, we incurred finance costs of $9 million due to issuance of the 2019 First Lien Term Loan. During the nine months ended September 30, 2016, we incurred finance costs of $27 million due to the issuances of our 2026 First Lien Notes and a portion of our 2023 First Lien Term Loans and amending the Corporate Revolving Facility.

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
During the third quarter of 2017, we elected to begin offsetting fair value amounts associated with our derivative instruments and related cash collateral and margin deposits on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty. See Note 1 for a further description of the change in accounting principle associated with our election to offset fair value amounts associated with our derivative instruments.
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $490 million at September 30, 2017, when compared to approximately $521 million at December 31, 2016, and our derivative liabilities have decreased to approximately $216 million at September 30, 2017, when compared to approximately $287 million at December 31, 2016. The fair value of our level 3 derivative assets and liabilities at September 30, 2017 represents approximately 47% and 13% of our total assets and liabilities measured at fair value, respectively, with the majority of that value attributable to the fair value of retail sales contracts acquired in the acquisition of Calpine Solutions in December 2016. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2017, through September 30, 2017, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2017	$263	$(29)	$234
Items recognized or otherwise settled during the period(1)(2)	(114)	20	(94)
Fair value attributable to new contracts(3)	151	(3)	148
Changes in fair value attributable to price movements	6	(20)	(14)
Fair value of contracts outstanding at September 30, 2017(4)	$306	$(32)	$274
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $87 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $27 million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $19 million related to realized losses from settlements of designated cash flow hedges and $1 million related to realized losses from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $21 million and $18 million of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at September 30, 2017, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2017	2018-2019	2020-2021	After 2021	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(6)	34	10	—	38
Prices based on models and other valuation methods	41	166	48	13	268
Total fair value	$35	$200	$58	$13	$306
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

The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2017 and 2016 (in millions):

	2017	2016
Three months ended September 30:
High	$29	$39
Low	$17	$15
Average	$22	$27

Nine months ended September 30:
High	$29	$39
Low	$16	$14
Average	$20	$24
As of September 30	$22	$18
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

We have concentrations of credit risk with a few of our wholesale counterparties and retail customers relating to our sales of power and steam and our hedging, optimization and trading activities. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at September 30, 2017, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of September 30, 2017)	2017	2018-2019	2020-2021	After 2021	Total
Investment grade	$10	$92	$33	$7	$142
Non-investment grade	(9)	(9)	(7)	(2)	(27)
No external ratings(1)	34	117	32	8	191
Total fair value	$35	$200	$58	$13	$306
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third party credit agencies due to the nature and size of the customers.
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(19) million at September 30, 2017.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors
Various risk factors could have a negative effect on our business, financial position, cash flows and results of operations. These include the following risk factors, in addition to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2016 Form 10-K:
Failure to complete the Merger, or to complete the Merger timely, as a result of the failure to obtain necessary regulatory approvals or to satisfy certain closing conditions, could negatively affect our business and the market price of Calpine Corporation’s common stock.
The proposed Merger is subject to various closing conditions such as the approval of our stockholders, as well as certain regulatory approvals in the United States, among other customary closing conditions. It is possible that our stockholders will not approve the Merger or that a government entity may prohibit, delay or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
If the Merger is not completed for any reason, our stockholders would not receive any payment for their shares in connection with the Merger while we will remain an independent public company, and our shares will continue to be traded on the NYSE. Depending on the circumstances that would have caused the Merger not to be completed, the price of our common stock may decline materially. If that were to occur, it is uncertain when, if ever, the price of the shares would return to the price levels at which the shares currently trade. In addition, any delay in closing or a failure to close the Merger could exacerbate any negative effect on our business and on our relationships with other parties with which we maintain business relationships, as well as negatively affect our ability to implement alternative business plans. Finally, if the Merger is not completed, our Board of Directors will continue to evaluate and review our business operations, properties and capitalization, among other things, make such changes as it deems appropriate and continue to seek to identify opportunities to enhance stockholder value. However, there can be no assurance that any other transaction acceptable to Calpine will be available or that our business, prospects or results of operation will not be materially adversely affected.
Failure to complete the Merger could trigger the payment of a termination fee and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.
If the Merger is not completed for any reason, we may be required to pay a termination fee. The Merger Agreement contains certain termination rights in favor of the Company and Volt Parent, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by us or Volt Parent upon specified conditions, we will be required to pay Volt Parent a termination fee of up to $142 million. There can be no assurance that approval of our stockholders will be obtained or that the Merger Agreement will not otherwise be terminated under the circumstances triggering these obligations. Furthermore, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed Merger. Payment of these fees and costs could materially adversely affect our business, financial condition and results of operations.
Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel.
As a result of the uncertainty surrounding the conduct of our business during the pendency of the Merger, we may lose key customers and suppliers and our relationships with other parties with which we maintain business relationships may be materially adversely affected. Parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us. In addition, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them or to hire new employees.

Restrictions imposed on us pursuant to the Merger Agreement may prevent us from pursuing business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
The Merger Agreement restricts us from taking certain actions without Volt Parent’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have a material adverse effect on our business, financial condition and results of operations.
State legislative and regulatory action could adversely affect our competitive position and business.
Certain states have taken or are considering taking anticompetitive actions by subsidizing or otherwise providing economic support to existing, uneconomic power plants in a manner that could have an adverse effect on the deregulated power markets. In addition, certain states in which we have retail operations are taking actions which we believe limit customer choice as well as other actions that we believe are anticompetitive and could negatively affect our retail operations. We are actively participating in many of the legislative, regulatory and judicial processes challenging these actions at the state and federal levels. If these anticompetitive actions are ultimately upheld and implemented, they could adversely affect capacity and energy prices in the deregulated electricity markets or impede our ability to maintain or expand our retail operations which in turn could have a material adverse effect on our business prospects and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(2)
July	2,349	$13.93	—	$307
August	2,823	$14.27	—	$307
September	2,946	$14.71	—	$307
Total	8,118	$14.33	—	$307
___________

(1)	Represents shares withheld by us to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees during the third quarter of 2017.

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

2.1
Agreement and Plan of Merger, dated as of August 17, 2017, by and among Calpine Corporation, Volt Parent, LP and Volt Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on August 22, 2017).

10.1
Amendment No. 5 to the Credit Agreement, dated as of September 15, 2017, among Calpine Corporation, as borrower, the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 20, 2017).

18.1	Letter of preferability regarding change in accounting principle from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 31, 2017