Form 10-Q
period 2018-03-31
CALPINE CORP
filed 2018-05-10
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.15966616429208 shares of common stock, par value $0.001, were outstanding as of May 10, 2018, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

i

DEFINITIONS
As used in this report for the quarter ended March 31, 2018 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION
2008 Director Plan	The Amended and Restated Calpine Corporation 2008 Director Incentive Plan

2008 Equity Plan	The Amended and Restated Calpine Corporation 2008 Equity Incentive Plan

2017 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018

2017 Director Plan	The Calpine Corporation 2017 Equity Compensation Plan for Non-Employee Directors

2017 Equity Plan	The Calpine Corporation 2017 Equity Incentive Plan

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
2026 First Lien Notes
Collectively, the $625 million aggregate principal amount of 5.25% senior secured notes due 2026, issued May 31, 2016, and the $560 million aggregate principal amount of 5.25% senior secured notes due 2026, issued on December 15, 2017

Accounts Receivable Sales Program
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

Btu	British thermal unit(s), a measure of heat content

Calpine Equity Incentive Plans	Collectively, the Director Plans and the Equity Plans, which provided for grants of equity awards to Calpine non-union employees and non-employee members of Calpine’s Board of Directors

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

ABBREVIATION	DEFINITION
Commodity Margin
Measure of profit reviewed by our chief operating decision maker that includes revenue recognized on our wholesale and retail power sales activity, electric capacity sales, REC sales, steam sales, realized settlements associated with our marketing, hedging, optimization and trading activities, fuel and purchased energy expenses, commodity transmission and transportation expenses, environmental compliance expenses and ancillary retail expense. Commodity Margin is a measure of segment profit or loss under FASB Accounting Standards Codification 280 used by our chief operating decision maker to make decisions about allocating resources to the relevant segments and assessing their performance

Commodity revenue
The sum of our revenues recognized on our wholesale and retail power sales activity, electric capacity sales, REC sales, steam sales and realized settlements from our marketing, hedging, optimization and trading activities

Company	Calpine Corporation, a Delaware corporation, and its subsidiaries

Corporate Revolving Facility
The $1.47 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, as amended on June 27, 2013, July 30, 2014, February 8, 2016, December 1, 2016, September 15, 2017, October 20, 2017 and March 8, 2018 among Calpine Corporation, the Bank of Tokyo-Mitsubishi UFJ, Ltd., as successor administrative agent, MUFG Union Bank, N.A., as successor collateral agent, the lenders party thereto and the other parties thereto

Director Plans	Collectively, the 2008 Director Plan and the 2017 Director Plan

Equity Plans	Collectively, the 2008 Equity Plan and the 2017 Equity Plan

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2024 First Lien Notes and the 2026 First Lien Notes

First Lien Term Loans	Collectively, the 2019 First Lien Term Loan, the 2023 First Lien Term Loans and the 2024 First Lien Term Loan

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator which is an entity that coordinates, controls and monitors the operation of an electric power system

ISO-NE	ISO New England Inc., an independent, nonprofit RTO serving states in the New England area, including Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Lyondell	LyondellBasell Industries N.V.

ABBREVIATION	DEFINITION
Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

Merger	Merger of Volt Merger Sub, Inc. with and into Calpine pursuant to the terms of the Merger Agreement, which was consummated on March 8, 2018

Merger Agreement	Agreement and Plan of Merger, dated, August 17, 2017, by and among Calpine Corporation, Volt Parent, LP and Volt Merger Sub, Inc.

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NOL(s)	Net operating loss(es)

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

RTO(s)	Regional Transmission Organization which is an entity that coordinates, controls and monitors the operation of an electric power system and administers the transmission grid on a regional basis

SDG&E	San Diego Gas & Electric Company

SEC	U.S. Securities and Exchange Commission

Securities Act	U.S. Securities Act of 1933, as amended

Senior Unsecured Notes	Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes and the 2025 Senior Unsecured Notes

Short Term Credit Facility	The $300 million aggregate amount credit agreement, dated as of April 11, 2018, among Calpine Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto

v

ABBREVIATION	DEFINITION
Spark Spread(s)	The difference between the sales price of power per MWh and the cost of natural gas to produce it

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

•	The effect of the Merger on our customer relationships, operating results and business;

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

•	Disruptions in or limitations on the transportation of natural gas or fuel oil and the transmission of power;

•	Our ability to manage our counterparty and customer exposure and credit risk, including our commodity positions;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions that may arise from noncompliance with market rules promulgated by the SEC, CFTC, FERC and other regulatory bodies; and

•	Other risks identified in this Report, in our 2017 Form 10-K and in other reports filed by us with the SEC.

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

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating revenues:
Commodity revenue	$2,396	$2,063
Mark-to-market gain (loss)	(391)	214
Other revenue	4	4
Operating revenues	2,009	2,281
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,790	1,533
Mark-to-market (gain) loss	(20)	159
Fuel and purchased energy expense	1,770	1,692
Operating and maintenance expense	275	282
Depreciation and amortization expense	201	206
General and other administrative expense	60	40
Other operating expenses	37	20
Total operating expenses	2,343	2,240
(Gain) on sale of assets, net	—	(27)
(Income) from unconsolidated subsidiaries	(6)	(4)
Income (loss) from operations	(328)	72
Interest expense	151	159
Debt extinguishment costs	—	24
Other (income) expense, net	7	2
Loss before income taxes	(486)	(113)
Income tax expense (benefit)	108	(61)
Net loss	(594)	(52)
Net income attributable to the noncontrolling interest	(4)	(4)
Net loss attributable to Calpine	$(598)	$(56)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net loss	$(594)	$(52)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net loss	48	(15)
Reclassification adjustment for loss on cash flow hedges realized in net loss	7	11
Foreign currency translation gain (loss)	(6)	2
Income tax expense	(11)	—
Other comprehensive income (loss)	38	(2)
Comprehensive loss	(556)	(54)
Comprehensive (income) attributable to the noncontrolling interest	(6)	(4)
Comprehensive loss attributable to Calpine	$(562)	$(58)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($38 and $39 attributable to VIEs)	$215	$284
Accounts receivable, net of allowance of $15 and $9	839	970
Inventories	581	498
Margin deposits and other prepaid expense	275	203
Restricted cash, current ($64 and $74 attributable to VIEs)	128	134
Derivative assets, current	197	174
Other current assets	46	43
Total current assets	2,281	2,306
Property, plant and equipment, net ($4,007 and $4,048 attributable to VIEs)	12,623	12,724
Restricted cash, net of current portion ($27 and $24 attributable to VIEs)	28	25
Investments in unconsolidated subsidiaries	110	106
Long-term derivative assets	228	218
Goodwill	242	242
Intangible assets, net	485	512
Other assets ($24 and $22 attributable to VIEs)	280	320
Total assets	$16,277	$16,453
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$709	$777
Accrued interest payable	134	104
Debt, current portion ($177 and $175 attributable to VIEs)	227	225
Derivative liabilities, current	338	197
Other current liabilities	535	571
Total current liabilities	1,943	1,874
Debt, net of current portion ($2,191 and $2,238 attributable to VIEs)	11,455	11,180
Long-term derivative liabilities	178	119
Other long-term liabilities	254	213
Total liabilities	13,830	13,386

Commitments and contingencies (see Note 11)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 1,400,000,000 shares, 105.15966616429208 and 361,677,891 shares issued, respectively, and 105.15966616429208 and 360,516,091 shares outstanding, respectively	—	—
Treasury stock, at cost, nil and 1,161,800 shares, respectively	—	(15)
Additional paid-in capital	9,582	9,661
Accumulated deficit	(7,150)	(6,552)
Accumulated other comprehensive loss	(70)	(106)
Total Calpine stockholder’s equity	2,362	2,988
Noncontrolling interest	85	79
Total stockholder’s equity	2,447	3,067
Total liabilities and stockholder’s equity	$16,277	$16,453

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(120)	—	—	—	(98)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	—	(598)	—	4	(594)
Other comprehensive income	—	—	—	—	36	2	38
Balance, March 31, 2018	$—	$—	$9,582	$(7,150)	$(70)	$85	$2,447

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net loss	$(594)	$(52)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization(1)	223	265
Debt extinguishment costs	—	24
Deferred income taxes	69	(61)
Gain on sale of assets, net	—	(27)
Mark-to-market activity, net	369	(55)
(Income) from unconsolidated subsidiaries	(6)	(4)
Return on investments from unconsolidated subsidiaries	3	13
Stock-based compensation expense	57	8
Other	6	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	164	82
Derivative instruments, net	(150)	(29)
Other assets	(184)	33
Accounts payable and accrued expenses	(46)	(105)
Other liabilities	(26)	20
Net cash (used in) provided by operating activities	(115)	112
Cash flows from investing activities:
Purchases of property, plant and equipment	(114)	(91)
Proceeds from sale of Osprey Energy Center	—	162
Purchase of North American Power, net of cash acquired	—	(111)
Other	(1)	16
Net cash used in investing activities	(115)	(24)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	—	396
Repayment of CCFC Term Loan, CCFC Term Loans and First Lien Term Loans	(10)	(161)
Repurchase of First Lien Notes	—	(453)
Borrowings under Corporate Revolving Facility	325	25
Repayments of project financing, notes payable and other	(43)	(44)
Distribution to noncontrolling interest holder	(2)	(6)
Financing costs	(6)	(26)
Stock repurchases	(79)	—
Shares repurchased for tax withholding on stock-based awards	(7)	(6)
Other	(20)	1
Net cash provided by (used in) financing activities	158	(274)
Net decrease in cash, cash equivalents and restricted cash	(72)	(186)
Cash, cash equivalents and restricted cash, beginning of period	443	606
Cash, cash equivalents and restricted cash, end of period	$371	$420

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$110	$141
Income taxes	$4	$3

Supplemental disclosure of non-cash investing activities:
Change in capital expenditures included in accounts payable	$(6)	$—
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
March 31, 2018
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on getting closer to our customers through expansion of our retail platform which began with the acquisition of Champion Energy in 2015 and was followed by the acquisitions of Calpine Solutions in late 2016 and North American Power in early 2017. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2017, included in our 2017 Form 10-K. The results for interim periods are not indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues and expenses, timing of major maintenance expense, variations resulting from the application of the method to calculate the provision for income tax for interim periods, volatility of commodity prices and mark-to-market gains and losses from commodity and interest rate derivative contracts.
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
Restricted Cash — Certain of our debt agreements, lease agreements or other operating agreements require us to establish and maintain segregated cash accounts, the use of which is restricted, making these cash funds unavailable for general use. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent and major maintenance or with applicable regulatory requirements. Funds that can be used to satisfy obligations due during the next 12 months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on our Consolidated Condensed Balance Sheets.

The table below represents the components of our restricted cash as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018			December 31, 2017
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$12	$7	$19	$11	$8	$19
Construction/major maintenance	25	18	43	28	16	44
Security/project/insurance	88	—	88	92	—	92
Other	3	3	6	3	1	4
Total	$128	$28	$156	$134	$25	$159
Property, Plant and Equipment, Net — At March 31, 2018 and December 31, 2017, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2018	December 31, 2017	Depreciable Lives
Buildings, machinery and equipment	$16,512	$16,506	3	–	46	Years
Geothermal properties	1,500	1,494	13	–	58	Years
Other	252	236	3	–	46	Years
	18,264	18,236
Less: Accumulated depreciation	6,545	6,383
	11,719	11,853
Land	117	117
Construction in progress	787	754
Property, plant and equipment, net	$12,623	$12,724
Depreciable Lives — During the first quarter of 2018, we reviewed our accounting policies related to depreciation associated with our estimates of useful lives related to our componentized balance of plant parts. As a result, the useful lives of our rotable parts are now generally estimated to range from 1.5 to 12 years. Our change in the method of depreciation for rotable parts is considered a change in accounting estimate and will result in changes to our depreciation expense prospectively.
Capitalized Interest — The total amount of interest capitalized was $7 million and $7 million during the three months ended March 31, 2018 and 2017, respectively.
Goodwill — We have not recorded any impairment losses associated with our goodwill. During the first quarter of 2018, we altered the composition of our segments to report the results associated with our retail business as a separate segment. This change reflects the manner in which our segment information is presented internally to our chief operating decision maker associated with the strategic utilization of our retail business subsequent to the consummation of the Merger. Thus, beginning in the first quarter of 2018, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. As our goodwill resulted from the acquisition of our retail business over the last several years, our goodwill balance of $242 million was allocated to our Retail segment in connection with the change in segment presentation.
New Accounting Standards and Disclosure Requirements
Revenue Recognition — On January 1, 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The comprehensive new revenue recognition standard supersedes all pre-existing revenue recognition guidance. The core principle of Topic 606 is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding the recognition of revenue from contracts with customers. We adopted the new revenue recognition standards under Topic 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts continue to be reported in accordance with historical accounting standards. The adoption of Topic 606 resulted in no adjustment to our opening retained earnings as of January 1, 2018. There was no material effect to our revenues, results of operations or cash flows for the three months ending March 31,

2018 from the adoption of Topic 606 and we do not expect the new revenue standard to have a material effect on our results of operations in future periods. See Note 3 for additional disclosures required by Topic 606.
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
Statement of Cash Flows — In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses several matters of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the presentation of debt extinguishment costs and distributions received from equity method investments. The standard is effective for fiscal years beginning after December 15, 2017, and requires retrospective adoption. We adopted Accounting Standards Update 2016-15 in the first quarter of 2018 which resulted in the reclassification of cash payments for debt extinguishment costs from a cash outflow for operating activities to a cash outflow for financing activities. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
Income Taxes — In October 2016, the FASB issued Accounting Standards Update 2016-16, “Intra-Entity Transfers of Assets Other than Inventory.” The standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs which differs from the current requirement that prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and requires modified retrospective adoption. We adopted Accounting Standards Update 2016-16 in the first quarter of 2018 which did not have a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.
Restricted Cash — In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash.” The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows and also requires disclosures regarding the nature of restrictions on cash, cash equivalents and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and requires retrospective adoption with early adoption permitted. We adopted Accounting Standards Update 2016-18 in the first quarter of 2018 which did not have a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.
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

2.	Merger
Merger — On August 17, 2017, we entered into the Merger Agreement with Volt Parent, LP (“Volt Parent”) and Volt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Volt Parent, pursuant to which Merger Sub merged with and into

Calpine, with Calpine surviving the Merger as a subsidiary of Volt Parent. On March 8, 2018, we completed the Merger contemplated in the Merger Agreement.
At the effective time of the Merger, each share of Calpine common stock outstanding as of immediately prior to the effective time of the Merger (excluding certain shares as described in the Merger Agreement) ceased to be outstanding and was converted into the right to receive $15.25 per share in cash or approximately $5.6 billion in total. See Note 10 for a discussion of the treatment of the outstanding share-based awards to employees at the effective time of the Merger.
During the three months ended March 31, 2018 and 2017, we recorded approximately $31 million and nil, respectively, in Merger-related costs which was recorded in other operating expenses on our Consolidated Condensed Statements of Operations and primarily related to legal, investment banking and other professional fees associated with the Merger. We elected not to apply pushdown accounting in connection with the consummation of the Merger.

3.	Revenue from Contracts with Customers
Disaggregation of Revenues with Customers

The following table represents a disaggregation of our revenue for the three months ended March 31, 2018 by reportable segment (in millions). See Note 13 for a description of our segments.

	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$199	$304	$132	$443	$—	$1,078
Capacity	19	26	149	—	—	194
Revenues relating to physical or executory contracts – third party	$218	$330	$281	$443	$—	$1,272

Affiliate(1):	$8	$4	$21	$1	$(34)	$—

Revenues relating to leases and derivative instruments(2)						$737
Total operating revenues						$2,009
___________

(1)
Affiliate energy, other and capacity revenues reflect revenues on transactions between wholesale and retail affiliates excluding affiliate activity related to leases and derivative instruments. All such activity supports retail supply needs from the wholesale business and/or allows for collateral margin netting efficiencies at Calpine Corporation.

(2)
Revenues relating to contracts accounted for as leases and derivatives include energy and capacity revenues relating to PPAs that we are required to account for as operating leases and physical and financial commodity derivative contracts, primarily relating to power, natural gas and environmental products. For revenue related to derivative instruments, includes revenue recorded in Commodity revenue and mark-to-market gain (loss) on our Consolidated Condensed Statement of Operations.

For contracts that do not meet the requirements of a lease and either do not meet the definition of a derivative instrument or are exempt from derivative accounting, we have applied the new revenue recognition guidance beginning in the first quarter of 2018. Under the new guidance, the majority of our operating revenue continues to be recognized as the underlying commodity or service is delivered to our customers.
Energy and Other Products
Variable payments for power and steam that are based on generation, including retail sales of power, are recognized over time as the underlying commodity is generated and control is transferred to our customer upon transmission and delivery. Ancillary service revenues are also included within energy-related revenues and are recognized over time as the service is provided.
For our power, steam and ancillary service contracts, we have elected the practical expedient that allows us to recognize revenue in the amount to which we have the right to invoice to the extent we determine that we have a right to consideration in an amount that corresponds directly with the value provided to date. To the extent this practical expedient cannot be utilized, we will recognize revenue over time based on the quantity of the commodity delivered to the customer for power and steam sales and over time as the service is provided for our ancillary service sales.
Energy and other revenues also includes revenues generated from the sale of natural gas and environmental products, including RECs and are recognized at either a point in time or over time when control of the commodity has transferred. Revenues from the sale of RECs are primarily related to credits that are generated upon generation of renewable power from our Geysers Assets and are recognized over a period of time similar to the timing of the related energy sale. Revenues from sales of RECs or other environmental products that are not generated from our assets are recognized once all certifications have been completed and the credits are delivered to the customer at a point in time. Revenues from our natural gas sales are recognized at a point in time when delivery of the natural gas is provided. Revenues from natural gas and emission product sales are generally at the contracted transaction price, which may be fixed or index-based.
Capacity
Capacity revenues include fixed and variable capacity payments, which are based on generation volumes and include capacity payments received from RTO and ISO capacity auctions. For these contracts, we have elected the practical expedient that allows us to recognize revenue in the amount to which we have the right to invoice to the extent we determine that we have a right to consideration in an amount that corresponds directly with the value provided to date. To the extent this practical expedient cannot be utilized, we will recognize revenue over time as the service is being provided to the customer.
Performance Obligations and Contract Balances
Certain of our contracts have multiple performance obligations. The revenues associated with each individual performance obligation is based on the relative stand-alone sales price of each good or service or, when not available, is based on a cost incurred plus margin approach. For a significant portion of our contracts with multiple performance obligations, management has applied the practical expedient that results in recognition of revenue commensurate with the invoiced amount and no allocation is required as all performance obligations are transferred over the same period of time.
Certain of our contracts include volumetric optionality based on the customer’s needs. The transaction price within these contracts are based on a stand-alone sale price of the good or service being provided and revenue is recognized based on the customer’s usage. On a monthly basis, revenue is recognized based on estimated or actual usage by the customer at the transaction price. To the extent estimated usage is used in the recognition of revenue, revenues are adjusted for actual usage once known; however, this adjustment is not material to the revenues recognized. Generally, we have applied the practical expedient that allows us to recognize revenue based on the invoiced amount for these contracts.
Changes in estimates for our contracts are not material and revisions to estimates are recognized when the amounts can be reasonably estimated. Unbilled retail sales are based upon estimates of customer usage since the date of the last meter reading provided by the ISOs or electric distribution companies by applying the estimated revenue per KWh by customer class to the estimated number of KWhs delivered but not yet billed. Estimated amounts are adjusted when actual usage is known and billed. During the three months ended March 31, 2018, there were no significant changes to revenue amounts recognized in prior periods as a result of a change in estimates. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from our operating revenues.
Billing requirements for our wholesale customers generally result in billing customers on a monthly basis in the month following the delivery of the good or service. Once billed, payment is generally required within 20 days resulting in payment for the delivery of the good or service in the month following delivery of the good or service. Billing requirements for our retail customers are generally once every 30 days and may result in billed amounts relating to our retail customers extending up to 60 days. Based on the terms of our agreements, payment is generally received at or shortly after delivery of the good or service.
Changes in accounts receivable relating to our customers is primarily due to the timing difference between payment and when the good or service is provided. During the three months ended March 31, 2018, there were no significant changes in accounts receivable other than normal billing and collection transactions and there were no material credit or impairment losses recognized relating to accounts receivable balances associated with contracts with customers.
When we receive consideration from a customer prior to transferring goods or services to the customer under the terms of a contract, we record deferred revenue, which represents a contract liability. Such deferred revenue typically results from consideration received prior to the transfer of goods and services relating to our capacity contracts and the sale of RECs that are not generated from our power plants. Based on the nature of these contracts and the timing between when consideration is received and delivery of the good or service is provided, these contracts do not contain any material financing elements.

At March 31, 2018 and December 31, 2017, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balances outstanding at both March 31, 2018 and December 31, 2017 were not material. The revenue recognized during the three months ended March 31, 2018, relating to the deferred revenue balance at the beginning of the period was immaterial and resulted from our performance under the customer contracts. The change in deferred revenues during the period ended March 31, 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.
Contract Costs
For certain retail contracts, we incur third party incremental broker costs that are capitalized on our Consolidated Condensed Balance Sheets. Capitalized contract costs are amortized on a straight line basis over the term of the underlying sales contract to the extent the term extends beyond one year. Contract costs associated with sales contracts that are less than one year are expensed as incurred under a practical expedient.
At both March 31, 2018 and December 31, 2017, the capitalized contract cost balance was not material. There were no impairment losses or changes in amortization during the three months ended March 31, 2018 and amortization of contract costs during the period ending March 31, 2018 was immaterial.
Performance Obligations not yet Satisfied
As of March 31, 2018, we have entered into certain contracts with customers under which we have not yet completed our performance obligations. This includes agreements for which we are providing power and/or capacity from our generating facilities for an aggregate transaction price of approximately $200 million based on current market conditions. We expect to recognize such amounts as revenue through 2029 as we transfer control of the commodities to our customers. These contracts do not include contracts where we have elected the practical expedient that allows us to recognize revenue in the amount to which we have the right to invoice to the extent we determine that we have a right to consideration in an amount that corresponds directly with the value provided to date.

4.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the three months ended March 31, 2018. See Note 6 in our 2017 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 7,880 MW and 7,880 MW at March 31, 2018 and December 31, 2017, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil during each of the three months ended March 31, 2018 and 2017, respectively.
OMEC — OMEC has a ten-year tolling agreement with SDG&E which commenced on October 3, 2009. Under a ground lease agreement, OMEC holds a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, which is exercisable through April 2019 and SDG&E holds a call option to purchase the Otay Mesa Energy Center for $377 million, which is exercisable through October 2018. If either option is exercised, the sale would occur upon the conclusion of the tolling agreement in October 2019. We have concluded that we are the primary beneficiary of OMEC as we believe the activity that has the most effect on the financial performance of OMEC is operations and maintenance which is controlled by us. As a result, we consolidate OMEC.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At March 31, 2018 and December 31, 2017, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of March 31, 2018	March 31, 2018	December 31, 2017
Greenfield LP	50%	$95	$92
Whitby	50%	7	6
Calpine Receivables	100%	8	8
Total investments in unconsolidated subsidiaries		$110	$106
Our risk of loss related to our investments in Greenfield LP, Whitby and Calpine Receivables is limited to our investment balance. Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At March 31, 2018 and December 31, 2017, Greenfield LP’s debt was approximately $244 million and $256 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $122 million and $128 million at March 31, 2018 and December 31, 2017, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three months ended March 31, 2018 and 2017, is recorded in (income) from unconsolidated subsidiaries. We did not have material income or receive any distributions from our investment in Calpine Receivables for the three months ended March 31, 2018 and 2017. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2017
Greenfield LP	$(2)	$(2)
Whitby	(4)	(2)
Total	$(6)	$(4)
Distributions from Greenfield LP were nil during each of the three months ended March 31, 2018 and 2017. Distributions from Whitby were $3 million and $13 million during the three months ended March 31, 2018 and 2017, respectively.

5.	Debt
Our debt at March 31, 2018 and December 31, 2017, was as follows (in millions):

	March 31, 2018	December 31, 2017
Senior Unsecured Notes	$3,419	$3,417
First Lien Term Loans	2,990	2,995
First Lien Notes	2,396	2,396
Project financing, notes payable and other	1,461	1,498
CCFC Term Loan	980	984
Capital lease obligations	111	115
Corporate Revolving Facility	325	—
Subtotal	11,682	11,405
Less: Current maturities	227	225
Total long-term debt	$11,455	$11,180
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, increased to 5.6% for the three months ended March 31, 2018, from 5.4% for the same period in 2017.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	March 31, 2018	December 31, 2017
2023 Senior Unsecured Notes	$1,240	$1,239
2024 Senior Unsecured Notes	644	644
2025 Senior Unsecured Notes	1,535	1,534
Total Senior Unsecured Notes	$3,419	$3,417
First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	March 31, 2018	December 31, 2017
2019 First Lien Term Loan	$389	$389
2023 First Lien Term Loans	1,063	1,064
2024 First Lien Term Loan	1,538	1,542
Total First Lien Term Loans	$2,990	$2,995
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	March 31, 2018	December 31, 2017
2022 First Lien Notes	$742	$741
2024 First Lien Notes	485	485
2026 First Lien Notes	1,169	1,170
Total First Lien Notes	$2,396	$2,396

Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Corporate Revolving Facility(1)	$953	$629
CDHI	235	244
Various project financing facilities	181	196
Total	$1,369	$1,069
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.
On September 15, 2017, we amended our Corporate Revolving Facility to, among other things, provide that the Merger does not constitute a “Change of Control” thereunder, effective upon consummation of the Merger. On October 20, 2017, we further amended our Corporate Revolving Facility to extend the maturity of most revolving commitments (totaling $1.3 billion in the aggregate) to March 8, 2023, and reduce the capacity thereunder from $1.79 billion to $1.47 billion. Both amendments to the Corporate Revolving Facility became effective upon consummation of the Merger on March 8, 2018. See Note 2 for further information related to the Merger. On March 8, 2018, we further amended our Corporate Revolving Facility to increase the letter of credit facility from $1.15 billion to $1.3 billion and increased the Incremental Revolving Facilities (as defined in the credit agreement) amount to $500 million.
Short Term Credit Facility — On April 11, 2018, we entered into a credit agreement which allows us access to $300 million in aggregate available borrowings until August 31, 2018. Any cash draws from the Short Term Credit Facility are unsecured but will be converted to first lien senior secured term loans if not repaid within 21 days of the initial draw date. Any borrowings converted into first lien senior secured loans have a 364-day maturity from the initial draw date and will contain substantially similar interest rates, covenants, qualifications, exceptions and limitations as our 2019 First Lien Term Loan.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,203	$3,419	$3,294	$3,417
First Lien Term Loans	3,047	2,990	3,043	2,995
First Lien Notes	2,398	2,396	2,437	2,396
Project financing, notes payable and other(1)	1,397	1,372	1,439	1,409
CCFC Term Loan	998	980	1,000	984
Corporate Revolving Facility	325	325	—	—
Total	$11,368	$11,482	$11,213	$11,201
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
Our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, CCFC Term Loan and Corporate Revolving Facility are categorized as level 2 within the fair value hierarchy. Our project financing, notes payable and other debt instruments are categorized as level 3 within the fair value hierarchy. We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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
Our level 1 fair value derivative instruments primarily consist of power and natural gas swaps, futures and options traded on an exchange.
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$131	$—	$—	$131
Commodity instruments:
Commodity exchange traded derivatives contracts	629	—	—	629
Commodity forward contracts(2)	—	800	263	1,063
Interest rate hedging instruments	—	68	—	68
Effect of netting and allocation of collateral(3)(4)	(629)	(678)	(28)	(1,335)
Total assets	$131	$190	$235	$556
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$733	$—	$—	$733
Commodity forward contracts(2)	—	1,184	132	1,316
Interest rate hedging instruments	—	21	—	21
Effect of netting and allocation of collateral(3)(4)	(733)	(795)	(26)	(1,554)
Total liabilities	$—	$410	$106	$516

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$131	$—	$—	$131
Commodity instruments:
Commodity exchange traded derivatives contracts	746	—	—	746
Commodity forward contracts(2)	—	327	265	592
Interest rate hedging instruments	—	29	—	29
Effect of netting and allocation of collateral(3)(4)	(746)	(206)	(23)	(975)
Total assets	$131	$150	$242	$523
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$790	$—	$—	$790
Commodity forward contracts(2)	—	461	68	529
Interest rate hedging instruments	—	34	—	34
Effect of netting and allocation of collateral(3)(4)	(790)	(224)	(23)	(1,037)
Total liabilities	$—	$271	$45	$316
___________

(1)
At March 31, 2018 and December 31, 2017, we had cash equivalents of $20 million and $21 million included in cash and cash equivalents and $111 million and $110 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options and retail contracts.

(3)
We offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation; therefore, amounts recognized for the right to reclaim, or the obligation to return, cash collateral are presented net with the corresponding derivative instrument fair values. See Note 7 for further discussion of our derivative instruments subject to master netting arrangements.

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $104 million, $117 million and $(2) million, respectively, at March 31, 2018. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $44 million, $18 million and nil, respectively, at December 31, 2017.

At March 31, 2018 and December 31, 2017, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at March 31, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$94	Discounted cash flow	Market price (per MWh)	$2.58	—	$215.31	/MWh
Power Congestion Products	$4	Discounted cash flow	Market price (per MWh)	$(7.52)	—	$9.40	/MWh
Natural Gas Contracts	$11	Discounted cash flow	Market price (per MMBtu)	$0.95	—	$10.05	/MMBtu

	December 31, 2017
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$149	Discounted cash flow	Market price (per MWh)	$4.13	—	$119.20	/MWh
Power Congestion Products	$11	Discounted cash flow	Market price (per MWh)	$(10.54)	—	$9.13	/MWh
Natural Gas Contracts	$34	Discounted cash flow	Market price (per MMBtu)	$1.62	—	$13.67	/MMBtu

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$197	$416
Realized and mark-to-market gains (losses):
Included in net income (loss):
Included in operating revenues(1)	(57)	113
Included in fuel and purchased energy expense(2)	(2)	13
Change in collateral	(2)	(9)
Purchases and settlements:
Purchases	4	—
Settlements	(14)	(26)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	6	(7)
Transfers out of level 3(5)	(3)	(150)
Balance, end of period	$129	$350
Change in unrealized gains (losses) relating to instruments still held at end of period	$(59)	$126
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three months ended March 31, 2018 and 2017.

(4)
We had $6 million in gains and $(7) million in losses transferred out of level 2 into level 3 for the three months ended March 31, 2018 and 2017, respectively, due to changes in market liquidity in various power markets.

(5)
We had $3 million and $150 million in gains transferred out of level 3 into level 2 for the three months ended March 31, 2018 and 2017, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three months ended March 31, 2018 and 2017.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of March 31, 2018, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 8 years.

As of March 31, 2018 and December 31, 2017, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	March 31, 2018	December 31, 2017
Power (MWh)	(147)	(119)
Natural gas (MMBtu)	845	405
Environmental credits (Tonnes)	13	12
Interest rate hedging instruments	$4,600	$4,600
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of March 31, 2018, was $525 million for which we have posted collateral of $439 million by posting margin deposits or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $11 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.
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
The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$489	$(489)	$—
Commodity forward contracts	816	(643)	173
Interest rate hedging instruments	24	—	24
Total current derivative assets(2)	$1,329	$(1,132)	$197
Commodity exchange traded derivatives contracts	140	(140)	—
Commodity forward contracts	247	(63)	184
Interest rate hedging instruments	44	—	44
Total long-term derivative assets(2)	$431	$(203)	$228
Total derivative assets	$1,760	$(1,335)	$425

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(561)	$561	$—
Commodity forward contracts	(1,039)	714	(325)
Interest rate hedging instruments	(13)	—	(13)
Total current derivative (liabilities)(2)	$(1,613)	$1,275	$(338)
Commodity exchange traded derivatives contracts	(172)	172	—
Commodity forward contracts	(277)	107	(170)
Interest rate hedging instruments	(8)	—	(8)
Total long-term derivative (liabilities)(2)	$(457)	$279	$(178)
Total derivative liabilities	$(2,070)	$1,554	$(516)
Net derivative assets (liabilities)	$(310)	$219	$(91)

	December 31, 2017
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$672	$(672)	$—
Commodity forward contracts	361	(194)	167
Interest rate hedging instruments	7	—	7
Total current derivative assets(3)	$1,040	$(866)	$174
Commodity exchange traded derivatives contracts	74	(74)	—
Commodity forward contracts	231	(32)	199
Interest rate hedging instruments	22	(3)	19
Total long-term derivative assets(3)	$327	$(109)	$218
Total derivative assets	$1,367	$(975)	$392

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(702)	$702	$—
Commodity forward contracts	(389)	209	(180)
Interest rate hedging instruments	(17)	—	(17)
Total current derivative (liabilities)(3)	$(1,108)	$911	$(197)
Commodity exchange traded derivatives contracts	(88)	88	—
Commodity forward contracts	(140)	35	(105)
Interest rate hedging instruments	(17)	3	(14)
Total long-term derivative (liabilities)(3)	$(245)	$126	$(119)
Total derivative liabilities	$(1,353)	$1,037	$(316)
Net derivative assets (liabilities)	$14	$62	$76
____________

(1)
At March 31, 2018 and December 31, 2017, we had $206 million and $155 million of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At March 31, 2018, current and long-term derivative assets are shown net of collateral of $(21) million and $(3) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $164 million and $79 million, respectively.

(3)
At December 31, 2017, current and long-term derivative assets are shown net of collateral of $(8) million and $(2) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $52 million and $20 million, respectively.

	March 31, 2018		December 31, 2017
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$67	$21	$26	$31
Total derivatives designated as cash flow hedging instruments	$67	$21	$26	$31

Derivatives not designated as hedging instruments:
Commodity instruments	$357	$495	$366	$285
Interest rate hedging instruments	1	—	—	—
Total derivatives not designated as hedging instruments	$358	$495	$366	$285
Total derivatives	$425	$516	$392	$316
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2017
Realized gain (loss)(1)(2)
Commodity derivative instruments	$(3)	$29
Total realized gain (loss)	$(3)	$29

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$(371)	$55
Interest rate hedging instruments	2	—
Total mark-to-market gain (loss)	$(369)	$55
Total activity, net	$(372)	$84
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2018	2017
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$(359)	$223
Derivatives contracts included in fuel and purchased energy expense(2)(3)	(15)	(139)
Interest rate hedging instruments included in interest expense	2	—
Total activity, net	$(372)	$84
___________

(1)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure and hedge ineffectiveness.

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

	Three Months Ended March 31,		Three Months Ended March 31,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2018	2017	2018	2017	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$54	$(4)	$(6)	$(11)	Interest expense
Interest rate hedging instruments(1)(2)	1	—	(1)	—	Depreciation expense
Total	$55	$(4)	$(7)	$(11)
____________

(1)
We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three months ended March 31, 2018 and 2017.

(2)	We recorded an income tax expense of $11 million and nil for the three months ended March 31, 2018 and 2017, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $30 million and $72 million at March 31, 2018 and December 31, 2017, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $4 million and $6 million at March 31, 2018 and December 31, 2017, respectively.

We estimate that pre-tax net gains of $1 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Margin deposits(1)	$439	$221
Natural gas and power prepayments	46	23
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$485	$244

Letters of credit issued	$1,176	$885
First priority liens under power and natural gas agreements	28	102
First priority liens under interest rate hedging instruments	21	31
Total letters of credit and first priority liens with our counterparties	$1,225	$1,018

Margin deposits posted with us by our counterparties(1)(3)	$14	$4
Letters of credit posted with us by our counterparties	31	30
Total margin deposits and letters of credit posted with us by our counterparties	$45	$34
___________

(1)
We offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation; therefore, amounts recognized for the right to reclaim, or the obligation to return, cash collateral are presented net with the corresponding derivative instrument fair values. See Note 7 for further discussion of our derivative instruments subject to master netting arrangements.

(2)
At March 31, 2018 and December 31, 2017, $226 million and $64 million, respectively, were included in current and long-term derivative assets and liabilities, $250 million and $171 million, respectively, were included in margin deposits and other prepaid expense and $9 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At March 31, 2018 and December 31, 2017, $7 million and $2 million, respectively, were included in current and long-term derivative assets and liabilities and $7 million and $2 million, respectively, were included in other current liabilities on our Consolidated Condensed Balance Sheets.

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
Because of the complexity of the new Global Intangible Low Taxed Income (“GILTI”) rules in the Act, we are continuing to evaluate this provision and its application under U.S. GAAP and have recorded a reasonable estimate of the effect of this provision of the Act in our Consolidated Condensed Financial Statements. We have not made a policy decision regarding whether to record deferred taxes on GILTI.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) which allows a company up to one year to finalize and record the tax effects of the Act. We are currently in the process of finalizing and quantifying the tax effects of the Act, but have recorded provisional amounts based on reasonable estimates for the measurement and accounting of certain effects of the Act in our Consolidated Condensed Financial Statements for the three months ended March 31, 2018. Under SAB 118, we will complete the required analyses and accounting during the year ended December 31, 2018.
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
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2017
Income tax expense (benefit)	$108	$(61)
Effective tax rate	(22)%	52%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three months ended March 31, 2018 and 2017, our income tax expense (benefit) is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances. As a result of the Merger, an increase of approximately $62 million in the valuation allowance and a related charge to deferred tax expense was recorded during the three months ended March 31, 2018, due to our Canadian NOLs being fully limited and not available to offset future income.
NOL Carryforwards — As of December 31, 2017, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.6 billion, which expire between 2024 and 2037, and NOL carryforwards in 27 states and the District of Columbia totaling approximately $3.5 billion, which expire between 2018 and 2037. Substantially all of the federal and state NOLs are offset with a full valuation allowance. Certain of the state NOL carryforwards may be subject to limitations on their annual usage. As a result of the ownership change, our ability to utilize the NOL carryforwards will be limited. The reduction in our federal NOLs will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could materially decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, the ownership change is not expected to have a material adverse effect on our Consolidated Condensed Financial Statements.
 As of December 31, 2017, we had approximately $659 million in foreign NOLs, which expire between 2026 and 2037, and the associated deferred tax asset of approximately $165 million is partially offset by a valuation allowance of $106 million. As a result of the Merger, an increase of approximately $62 million in the valuation allowance and a related charge to deferred tax expense occurred, which resulted in our Canadian NOLs being fully limited and not available to offset future income.
Income Tax Audits — We remain subject to periodic audits and reviews by taxing authorities; however, we do not expect these audits will have a material effect on our tax provision. Any NOLs we claim in future years to reduce taxable income could be subject to IRS examination regardless of when the NOLs were generated. Any adjustment of state or federal returns could result in a reduction of deferred tax assets rather than a cash payment of income taxes in tax jurisdictions where we have NOLs. We have concluded our U.S. federal income tax examination for the year ended December 31, 2015 with no adjustments. We are currently under various state income tax audits for various periods. Our Canadian subsidiaries are currently under examination by the Canada Revenue Agency for the years ended December 31, 2013 through 2016.
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
Unrecognized Tax Benefits — At March 31, 2018, we had unrecognized tax benefits of $35 million. If recognized, $15 million of our unrecognized tax benefits could affect the annual effective tax rate and $20 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $2 million for income tax matters at March 31, 2018. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations and recorded a $1 million tax benefit for the three months ended March 31, 2018. We believe that it is reasonably possible that a decrease within the range of nil and $9 million in unrecognized tax benefits could occur within the next twelve months primarily related to federal tax issues.

10.	Stock-Based Compensation
Calpine Equity Incentive Plans
Prior to the effective date of the Merger on March 8, 2018, the Calpine Equity Incentive Plans provided for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. As a result of the Merger, the outstanding share-awards were treated as follows during the three months ended March 31, 2018:

•	all restricted stock and restricted stock units were vested and canceled and the holders received a cash payment equal to a share price of $15.25 per share less any applicable withholding taxes;

•
all vested and unvested stock options were vested (in the case of unvested stock options) and canceled and the holders of the stock options received a cash payment equal to the intrinsic value based on a share price of $15.25 per share less any applicable withholding taxes; and

•
all Performance Share Units (PSUs), including the PSUs awarded in 2015 for the measurement period of January 1, 2015 through December 31, 2017, were vested and canceled in exchange for a cash payment with the payout value based on the greater of target value or actual performance over the truncated period using a share price of $15.25 per share less any applicable withholding taxes.

The amount of cash transferred to repurchase the share-based awards associated with our equity classified share-based awards totaled $79 million and was recorded to additional paid-in capital on our Consolidated Condensed Balance Sheet during the three months ended March 31, 2018. The amount of unrecognized compensation related to our equity classified share-based awards that we recognized in connection with the shortened service period associated with the completion of the Merger was $35 million for the three months ended March 31, 2018, which did not include any incremental compensation cost as the amount paid did not exceed the fair value of the equity classified share-based awards at the effective time of the Merger. The total stock-based compensation expense for our equity classified share-based awards was $41 million and $8 million for the three months ended March 31, 2018 and 2017, respectively.
The amount of cash transferred to repurchase the share-based awards associated with our liability classified share-based awards totaled $25 million and was recorded to the associated liability in other long-term liabilities on our Consolidated Condensed Balance Sheet during the three months ended March 31, 2018. The amount of unrecognized compensation related to our liability classified share-based awards that we recognized in connection with the shortened implied service period associated with the completion of the Merger was $16 million for the three months ended March 31, 2018. The total stock-based compensation expense for our liability classified share-based awards was $16 million and nil for the three months ended March 31, 2018 and 2017, respectively.
The total intrinsic value of our employee stock options exercised was $11 million and nil for the three months ended March 31, 2018 and 2017, respectively. We did not receive any material cash proceeds from the exercise of our employee stock for the three months ended March 31, 2018 and 2017, respectively.
The total fair value of our restricted stock and restricted stock units that vested during the three months ended March 31, 2018 and 2017 was approximately $88 million and $17 million, respectively.

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

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts currently accrued, if any; however, we do not expect that the reasonably possible outcome of these litigation matters would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. The ultimate outcome of these litigation matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we give no assurance that such litigation matters would, individually or in the aggregate, not have an adverse effect on our financial condition, results of operations or cash flows.
Former Stockholder Appraisal Rights — We have received demands for appraisal pursuant to Section 262 of the Delaware General Corporate Law from certain dissenting stockholders. As of the date of this Report, no stockholder has filed an appraisal petition in the Delaware Court of Chancery. The outcome of any appraisal proceedings is uncertain. A judgment determining the fair value of Calpine in excess of $15.25 per share for any shares properly subject to appraisal could have an adverse effect on our financial condition.
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
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of March 31, 2018, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2017 Form 10-K.

12.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below (see Note 2 for a description of the Merger):
Calpine Receivables — Under the Accounts Receivable Sales Program, at March 31, 2018 and December 31, 2017, we had $198 million and $196 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $44 million and $26 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the three months ended March 31, 2018 and 2017, we sold an aggregate of $579 million and $542 million, respectively, in trade accounts receivable and recorded $573 million and $546 million, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 3 and 6 in our 2017 Form 10-K.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger which closed on March 8, 2018, also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. At March 31, 2018, the related party receivable and payable associated with Lyondell were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the retail sale of power for varying tenors. The terms of most of these contracts were negotiated prior to the Merger. As of March 31, 2018, the related party receivables and payables associated with these transactions were immaterial.

13.	Segment Information
We assess our wholesale business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. During the first quarter of 2018, we altered the composition of our segments to report the results associated with our retail business as a separate segment. This change reflects the manner in which our segment information is presented internally to our chief operating decision maker associated with the strategic utilization of our retail business subsequent to the consummation of the Merger. Thus, beginning in the first quarter of 2018, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. The tables below have been updated to present our segments on this revised basis for all periods. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our segments. Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended March 31, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$480	$140	$614	$938	$(163)	$2,009

Commodity Margin	$185	$166	$184	$77	$—	$612
Add: Mark-to-market commodity activity, net and other(2)	13	(547)	40	128	(7)	(373)
Less:
Operating and maintenance expense	90	80	71	40	(6)	275
Depreciation and amortization expense	67	76	45	13	—	201
General and other administrative expense	16	25	15	4	—	60
Other operating expenses	14	16	7	—	—	37
(Income) from unconsolidated subsidiaries	—	—	(6)	—	—	(6)
Income (loss) from operations	11	(578)	92	148	(1)	(328)
Interest expense						151
Other (income) expense, net						7
Loss before income taxes						$(486)

	Three Months Ended March 31, 2017
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$519	$608	$416	$960	$(222)	$2,281

Commodity Margin	$203	$125	$142	$88	$—	$558
Add: Mark-to-market commodity activity, net and other(2)	80	43	14	(98)	(8)	31
Less:
Operating and maintenance expense	91	81	81	36	(7)	282
Depreciation and amortization expense	87	54	48	17	—	206
General and other administrative expense	12	16	7	5	—	40
Other operating expenses	9	3	9	—	(1)	20
(Gain) on sale of assets, net	—	—	(27)	—	—	(27)
(Income) from unconsolidated subsidiaries	—	—	(4)	—	—	(4)
Income (loss) from operations	84	14	42	(68)	—	72
Interest expense						159
Debt extinguishment costs and other (income) expense, net						26
Loss before income taxes						$(113)
_________

(1)
Includes intersegment revenues of $114 million and $61 million in the West, $(67) million and $72 million in Texas, $115 million and $88 million in the East and $1 million and $1 million in Retail for the three months ended March 31, 2018 and 2017, respectively. Intersegment revenues for sales between wholesale and retail operations are executed to manage supply needs for our retail operations from our wholesale fleet or to facilitate margin collateral netting at Calpine Corporation.

(2)	Includes $(16) million and $(22) million of lease levelization and $28 million and $60 million of amortization expense for the three months ended March 31, 2018 and 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction and Overview
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on getting closer to our customers through expansion of our retail platform which began with the acquisition of Champion Energy in 2015 and was followed by the acquisitions of Calpine Solutions in late 2016 and North American Power in early 2017. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
We assess our wholesale business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. During the first quarter of 2018, we altered the composition of our segments to report the results associated with our retail business as a separate segment. This change reflects the manner in which our segment information is presented internally to our chief operating decision maker associated with the strategic utilization of our retail business subsequent to the consummation of the Merger. Thus, beginning in the first quarter of 2018, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business.
Our wholesale power plant portfolio, including partnership interests, consists of 80 power plants, including one under construction, with an aggregate current generation capacity of 25,967 MW and 828 MW under construction. Our fleet, including projects under construction, consists of 65 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our wholesale geographic segments have an aggregate generation capacity of 7,425 MW in the West, 9,086 MW in Texas and 9,456 MW with an additional 828 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 25 states in the U.S. and in Canada and Mexico.
Merger
On August 17, 2017, we entered into the Merger Agreement with Volt Parent, LP (“Volt Parent”) and Volt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Volt Parent, pursuant to which Merger Sub merged with and into Calpine, with Calpine surviving the Merger as a subsidiary of Volt Parent. On March 8, 2018, we completed the Merger contemplated in the Merger Agreement.
At the effective time of the Merger, each share of Calpine common stock outstanding as of immediately prior to the effective time of the Merger (excluding certain shares as described in the Merger Agreement) ceased to be outstanding and was converted into the right to receive $15.25 per share in cash or approximately $5.6 billion in total.
Governmental and Regulatory Matters
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the ISO and RTO markets in which we participate. Federal and state legislative and regulatory actions, including those by ISO/RTOs, continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO/RTO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters” in Part I, Item 1 of our 2017 Form 10-K.

U.S. Department of Energy
On March 29, 2018, First Energy Solutions (“FES”), a wholesale power generator with coal and nuclear power plants in the PJM market currently seeking protection under Chapter 11 of Federal bankruptcy law, formally requested the Secretary of the U.S. Department of Energy (“DOE”) to take action under Section 202(c) of the Federal Power Act (“FPA”) to economically support its plants by ordering PJM to contract with and compensate FES and other owners of nuclear and coal power plants for the “full benefits” the plants provide to the PJM system. FES argues that PJM’s system will be in jeopardy if these plants are retired despite PJM’s assertion that such action is unnecessary at this time. We understand that the DOE has initiated a formal inter-agency review process to consider possible action under Section 202(c) of the FPA, the Defense Production Act, or the Fixing America’s Surface Transportation Act. We and others are vigorously advocating against any such politically motivated action arguing that there is no support under law or the facts for such action. We cannot predict what action, if any, the DOE may take in response to this request, nor can we predict what effect such action would have on our business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
Below are our results of operations for the three months ended March 31, 2018 as compared to the same period in 2017 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2018	2017	Change	% Change
Operating revenues:
Commodity revenue	$2,396	$2,063	$333	16
Mark-to-market gain (loss)	(391)	214	(605)	#
Other revenue	4	4	—	—
Operating revenues	2,009	2,281	(272)	(12)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,790	1,533	(257)	(17)
Mark-to-market (gain) loss	(20)	159	179	#
Fuel and purchased energy expense	1,770	1,692	(78)	(5)
Operating and maintenance expense	275	282	7	2
Depreciation and amortization expense	201	206	5	2
General and other administrative expense	60	40	(20)	(50)
Other operating expenses	37	20	(17)	(85)
Total operating expenses	2,343	2,240	(103)	(5)
(Gain) on sale of assets, net	—	(27)	(27)	#
(Income) from unconsolidated subsidiaries	(6)	(4)	2	50
Income (loss) from operations	(328)	72	(400)	#
Interest expense	151	159	8	5
Debt extinguishment costs	—	24	24	#
Other (income) expense, net	7	2	(5)	#
Loss before income taxes	(486)	(113)	(373)	#
Income tax expense (benefit)	108	(61)	(169)	#
Net loss	(594)	(52)	(542)	#
Net income attributable to the noncontrolling interest	(4)	(4)	—	—
Net loss attributable to Calpine	$(598)	$(56)	$(542)	#

	2018	2017	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	20,800	20,824	(24)	—
Average availability(2)	87.6%	87.3%	0.3%	—
Average total MW in operation(1)	25,187	25,274	(87)	—
Average capacity factor, excluding peakers	41.9%	42.8%	(0.9)%	(2)
Steam Adjusted Heat Rate(2)	7,325	7,346	21	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $76 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$39	Higher regulatory capacity revenue in our East segment
31	Higher revenue associated with the sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in the same period in 2017
(16)
Lower energy margins associated with our Retail segment resulting from higher purchase energy and capacity supply expense and lower contribution from hedges. The decrease was partially offset by the positive effect of new contracts in the West and higher market Spark Spreads in Texas

22	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$76
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had an unfavorable variance of $426 million primarily driven by the increase in forward commodity prices and corresponding Market Heat Rate expansion in ERCOT during the quarter ended March 31, 2018.
Our normal, recurring operating and maintenance expense increased by $4 million for the three months ended March 31, 2018 compared to the same period in 2017, after excluding the effect of a $27 million increase related to the acceleration of unrecognized compensation expense for share-based equity awards and performance share units following the Merger, a $4 million decrease in severance and other-employee related costs, a $9 million decrease in equipment failure costs related to outages and a $29 million decrease in major maintenance expense resulting from a decrease in plant outages and changes in our capitalization accounting policy.
General and other administrative expense increased by $20 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the acceleration of the unamortized expense for the share-based equity awards and performance share units resulting from the change in control associated with the consummation of the Merger during the first quarter of 2018.
Other operating expenses increased by $17 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to Merger-related costs associated with legal, investment banking and other professional fees associated with the Merger, partially offset by the write-off of unamortized liabilities associated with the termination of a PPA during the first quarter of 2018. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further information related to the Merger.
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
During the three months ended March 31, 2018, we recorded an income tax expense of $108 million compared to an income tax benefit of $61 million for the three months ended March 31, 2017. The unfavorable period-over-period change primarily resulted from a valuation allowance recorded on our foreign NOLs during the first quarter of 2018 and from an increase in state and foreign income tax expense due to higher income in the current year in tax jurisdictions where we do not have NOLs. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further discussion of our NOLs.
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
During the first quarter of 2018, we altered the composition of our segments to report the results associated with our retail business as a separate segment. This change reflects the manner in which our segment information is presented internally to our chief operating decision maker associated with the strategic utilization of our retail business subsequent to the consummation of the Merger. Thus, beginning in the first quarter of 2018, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. The tables below have been updated to present our segments on this revised basis for all periods.
Commodity Margin by Segment for the Three Months Ended March 31, 2018 and 2017
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended March 31, 2018 and 2017 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2018	2017	Change	% Change
Commodity Margin (in millions)	$185	$203	$(18)	(9)
Commodity Margin per MWh generated	$36.21	$37.25	$(1.04)	(3)

MWh generated (in thousands)	5,109	5,449	(340)	(6)
Average availability	87.1%	86.3%	0.8%	1
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	33.5%	36.3%	(2.8)%	(8)
Steam Adjusted Heat Rate	7,215	7,336	121	2
West — Commodity Margin in our West segment decreased by $18 million, or 9%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily resulting from lower contribution from hedges, net of the positive effect of new contracts.

Texas:	2018	2017	Change	% Change
Commodity Margin (in millions)	$166	$125	$41	33
Commodity Margin per MWh generated	$17.21	$13.30	$3.91	29

MWh generated (in thousands)	9,647	9,398	249	3
Average availability	85.1%	86.9%	(1.8)%	(2)
Average total MW in operation	8,850	8,924	(74)	(1)
Average capacity factor, excluding peakers	49.1%	48.8%	0.3%	1
Steam Adjusted Heat Rate	7,118	7,121	3	—
Texas — Commodity Margin in our Texas segment increased by $41 million, or 33%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher market Spark Spreads predominately in January 2018 and higher revenue associated with the sale of environmental credits in the first quarter of 2018 with no similar activity in same period in 2017. The increase in Commodity Margin was partially offset by lower contribution from hedges during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

East:	2018	2017	Change	% Change
Commodity Margin (in millions)	$184	$142	$42	30
Commodity Margin per MWh generated	$30.44	$23.76	$6.68	28

MWh generated (in thousands)	6,044	5,977	67	1
Average availability	90.6%	88.5%	2.1%	2
Average total MW in operation	8,912	8,925	(13)	—
Average capacity factor, excluding peakers	41.1%	41.5%	(0.4)%	(1)
Steam Adjusted Heat Rate	7,729	7,718	(11)	—
East — Commodity Margin in our East segment increased by $42 million, or 30%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher regulatory capacity revenue in PJM and ISO-NE and the positive effect of colder than normal weather resulting in higher power prices in January 2018 compared to the same period in 2017. The increase in Commodity Margin was partially offset by lower contribution from hedges during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Retail:	2018	2017	Change	% Change
Commodity Margin (in millions)	$77	$88	$(11)	(13)
Retail — Commodity Margin in our retail segment decreased by $11 million, or 13%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to colder than normal weather in January 2018 and higher capacity payments in the Northeast resulting in increased purchased energy and capacity supply expenses in the first quarter of 2018 compared to the same period in 2017.

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
Liquidity
The following table provides a summary of our liquidity position at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents, corporate(1)	$164	$228
Cash and cash equivalents, non-corporate	51	56
Total cash and cash equivalents	215	284
Restricted cash	156	159
Corporate Revolving Facility availability(2)	192	1,161
CDHI letter of credit facility availability	65	56
Total current liquidity availability(3)(4)	$628	$1,660
____________

(1)
Includes $14 million and $4 million of margin deposits posted with us by our counterparties at March 31, 2018 and December 31, 2017, respectively. See Note 8 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

(2)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. The availability under our Corporate Revolving Facility decreased primarily due to payments associated with the consummation of the Merger on March 8, 2018 and an increase in collateral requirements during the three months ended March 31, 2018 as discussed below.

(3)
On April 11, 2018, we executed our Short Term Credit Facility which allows us unrestricted access to an additional $300 million in liquidity. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our Short Term Credit Facility.

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
In addition to funding our operations, our principal uses of liquidity and capital resources include, but are not limited to, collateral requirements to support our commercial hedging and optimization activities. During the first quarter of 2018, forward wholesale power prices in ERCOT improved meaningfully, requiring us to post incremental cash collateral and letters of credit with hedging counterparties. In order to meet the need for additional collateral while maintaining sufficient liquidity for other uses, we executed a $300 million Short Term Credit Facility on April 11, 2018, bringing total current liquidity availability to $863 million at April 30, 2018. A significant portion of the incremental collateral postings will be short-term in nature because, as our Summer 2018 hedge positions liquidate, the collateral will be returned to us. See Note 5 of the Notes to our Consolidated Condensed Financial Statements for further information related to our Short Term Credit Facility.
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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of March 31, 2018, an increase of $1/MMBtu in natural gas prices would result in a increase of collateral required by approximately $106 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would increase by approximately $42 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at March 31, 2018, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $88 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by approximately $87 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Corporate Revolving Facility(1)	$953	$629
CDHI	235	244
Various project financing facilities	181	196
Total	$1,369	$1,069
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2017, our consolidated federal NOLs totaled approximately $6.6 billion. Under federal and state income tax law, our NOL carryforwards can be utilized to reduce future taxable income subject to certain new limitations including after undergoing our ownership change as defined by Section 382 of the Internal Revenue Code and similar state provisions. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further discussion of our NOLs.
Cash Flow Activities
The following table summarizes our cash flow activities for the three months ended March 31, 2018 and 2017 (in millions):

	2018	2017
Beginning cash and cash equivalents	$443	$606
Net cash provided by (used in):
Operating activities	(115)	112
Investing activities	(115)	(24)
Financing activities	158	(274)
Net decrease in cash, cash equivalents and restricted cash	(72)	(186)
Ending cash, cash equivalents and restricted cash	$371	$420
Net Cash (Used In) Provided By Operating Activities
Cash used in operating activities for the three months ended March 31, 2018, was $115 million compared to cash provided by operating activities of $112 million for the three months ended March 31, 2017. The decrease was primarily due to:

•
Working capital employed — Working capital employed increased by $284 million for the three months ended March 31, 2018 compared to the same period in 2017 after adjusting for changes in debt extinguishment costs and mark-to-market related balances which did not impact cash provided by operating activities. This change was primarily due to an increase in net collateral margining requirements on our commodity hedging activities following a meaningful increase in forward commodity prices during the period ended March 31, 2018.

•
Interest paid — Cash paid for interest decreased by $31 million to $110 million for the three months ended March 31, 2018, from $141 million for the three months ended March 31, 2017. The decrease was primarily due to our refinancing activities and timing of interest payments.

Net Cash Used In Investing Activities
Cash used in investing activities for the three months ended March 31, 2018, was $115 million compared to $24 million for the three months ended March 31, 2017. The increase was primarily due to:

•
Acquisitions and Divestitures — During the three months ended March 31, 2017, we closed on the acquisition of the retail electric provider North American Power for a net purchase price paid of $111 million and also closed on the sale of Osprey Energy Center receiving net proceeds of $162 million. There were no similar acquisitions or divestitures during the three months ended March 31, 2018.

•
Capital expenditures — Capital expenditures for the three months ended March 31, 2018, were $115 million, an increase of $24 million, compared to expenditures of $91 million for the three months ended March 31, 2017. The increase was primarily due to higher expenditures on outages, partially offset by lower expenditures on construction projects during the first quarter of 2018 as compared to the first quarter of 2017.

Net Cash Provided By (Used In) Financing Activities
Cash provided by financing activities for the three months ended March 31, 2018, was $158 million compared to cash used in financing activities of $274 million for the three months ended March 31, 2017. The increase was primarily due to:

•
First Lien Term Loans and First Lien Notes — During the three months ended March 31, 2017, we received proceeds of $396 million from the issuance of the 2019 First Lien Term Loan which was used, together with cash on hand, to redeem $453 million of the 2023 First Lien Notes. In addition, we used cash on hand to repay $150 million of our outstanding 2017 First Lien Term Loan. There were no similar activities during the first quarter of 2018.

•
Corporate Revolving Facility — During the three months ended March 31, 2018, we borrowed $325 million under our Corporate Revolving Facility, compared to $25 million borrowed under our Corporate Revolving Facility during the three months ended March 31, 2017.

•
Stock Repurchases — During the three months ended March 31, 2018, we repurchased $79 million of our equity classified share-based awards on the effective date of the Merger. There was no similar activity during the first quarter of 2017.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities with the exception of Calpine Receivables (see Notes 3 and 6 of the Notes to Consolidated Financial Statements in our 2017 Form 10-K for further information related to Calpine Receivables). As of the date of filing of this Report, these entities included: Russell City Energy Company, LLC, OMEC, Johanna Energy Center and Calpine Receivables.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $425 million at March 31, 2018, when compared to approximately $392 million at December 31, 2017, and our derivative liabilities have increased to approximately $516 million at March 31, 2018, when compared to approximately $316 million at December 31, 2017. The fair value of our level 3 derivative assets and liabilities at March 31, 2018 represents approximately 42% and 21% of our total assets and liabilities measured at fair value, respectively. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2018, through March 31, 2018, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2018	$81	$(5)	$76
Items recognized or otherwise settled during the period(1)(2)	14	5	19
Fair value attributable to new contracts(3)	(52)	—	(52)
Changes in fair value attributable to price movements	(181)	47	(134)
Fair value of contracts outstanding at March 31, 2018(4)	$(138)	$47	$(91)
__________

(1)
Commodity contract settlements consist of the realization of previously recognized losses on contracts not designated as hedging instruments of $23 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $9 million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $4 million related to realized losses from settlements of designated cash flow hedges and $1 million related to realized losses from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $4 million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at March 31, 2018, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2018	2019-2020	2021-2022	After 2022	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(163)	(111)	7	—	(267)
Prices based on models and other valuation methods	3	99	20	7	129
Total fair value	$(160)	$(12)	$27	$7	$(138)
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

The table below presents the high, low and average of our daily VAR for the three months ended March 31, 2018 and 2017 (in millions):

	2018	2017
Three months ended March 31:
High	$36	$22
Low	$19	$16
Average	$26	$19
As of March 31	$31	$17
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

We have concentrations of credit risk with a few of our wholesale counterparties and retail customers relating to our sales of power and steam and our hedging, optimization and trading activities. We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at March 31, 2018, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of March 31, 2018)	2018	2019-2020	2021-2022	After 2022	Total
Investment grade	$(211)	$(80)	$16	$(1)	$(276)
Non-investment grade	(3)	3	(5)	—	(5)
No external ratings(1)	54	65	16	8	143
Total fair value	$(160)	$(12)	$27	$7	$(138)
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third party credit agencies due to the nature and size of the customers.
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(30) million at March 31, 2018.
New Accounting Standards and Disclosure Requirements
See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting standards and disclosure requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information required to be disclosed under this Item 3 is set forth under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Commodity Accounting.” This information should be read in conjunction with the information disclosed in our 2017 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors
Various risk factors could have a negative effect on our business. These include the following risk factor, in addition to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2017 Form 10-K:
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
Additionally, we are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, and we may in the future become party to appraisal proceedings initiated in the Delaware Court of Chancery seeking a judicial determination of the “fair” value of shares under Delaware law, together with statutory interest, of Calpine common stock by certain dissenting holders in connection with the Merger. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. A successful claim against us that is not fully insured could be material. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts currently accrued, if any. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. The ultimate outcome of these litigation matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we give no assurance that such litigation matters would, individually or in the aggregate, not have a material adverse effect on our financial condition, results of operations or cash flows.
Failures in our systems or a cyber attack or breach of our IT systems or technology could significantly disrupt our business operations or result in sensitive customer information being compromised, which would negatively materially affect our reputation and/or results of operations.
Our IT systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business, which makes us a target of cyber attacks on our systems. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and IT infrastructure providers and, as a result, are potentially exposed to the risk of security breaches, computer or other malware, viruses, social engineering or general hacking, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems or those to third parties, which could result in the loss or misappropriation of sensitive data or other disruption to our operations.
We depend on computer and telecommunications systems we do not own or control. We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with the operation of our power plants. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We also rely on software systems owned and operated by third parties, such as ISOs and RTOs, to be functioning in order to be able to transmit the electricity produced by our power plants to our customers. It is possible that we, or a third party that we rely on, could incur interruptions from a loss of communications, hardware or software failures, a cyber attack or a breach of our IT systems or technology, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.
A cyber attack on our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We have experienced and expect to continue to experience actual or attempted cyber attacks on our IT systems or networks; however, none of these actual or attempted cyber attacks has had a material effect on our operations or financial condition. Even when a security breach is detected, the full extent of the breach may not be determined for some time. The risk of a security breach or disruption, particularly through a cyber attack or a cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has magnified as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. An increasing number of companies have disclosed security breaches of their IT systems and networks, some of which have involved sophisticated and highly targeted attacks. We believe such incidents are likely to continue, and we are unable to predict the direct or indirect effect of any future attacks on our business.
Additionally, our retail subsidiaries require access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, the reputation of our retail subsidiaries may be adversely affected, customer confidence may be diminished, and our retail subsidiaries may become subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on our retail subsidiaries.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(2)
January	2,035	$15.13	—	$307
February	472,433	$15.16	—	$307
March	3,243	$15.22	—	$—
Total	477,711	$15.16	—	$—
___________

(1)	Represents shares withheld by us to satisfy tax withholding obligations associated with the vesting of restricted stock awarded to employees during the first quarter of 2018.

(2)
In November 2014, our Board of Directors authorized an increase in the total authorization of our multi-year share repurchase program to $1.0 billion. In connection with the consummation of the Merger on March 8, 2018, all of our shares of common stock previously outstanding were repurchased and retired in accordance with the Merger Agreement.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of Calpine Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed with the SEC on April 13, 2018).

3.2	Third Amended and Restated By-Laws of Calpine Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on From 8-K filed with the SEC on April 13, 2018).

10.1	Amended and Restated Limited Partnership Agreement of CPN Management, LP a Delaware Limited Partnership, dated March 8, 2018.†

10.2	Form of Award Agreement of Class B Interest in CPN Management, L.P.†

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.

†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2018