Form 10-Q
period 2018-06-30
CALPINE CORP
filed 2018-08-09
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-12079
______________________
Calpine Corporation
(A Delaware Corporation)
I.R.S. Employer Identification No. 77-0212977
717 Texas Avenue, Suite 1000, Houston, Texas 77002
Telephone: (713) 830-2000
Not Applicable
(Former Address)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X]        No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.2 shares of common stock, par value $0.001, were outstanding as of August 8, 2018, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

i

DEFINITIONS
As used in this report for the quarter ended June 30, 2018 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Corporate Revolving Facility
The approximately $1.69 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, as amended on June 27, 2013, July 30, 2014, February 8, 2016, December 1, 2016, September 15, 2017, October 20, 2017, March 8, 2018 and May 18, 2018 among Calpine Corporation, the Bank of Tokyo-Mitsubishi UFJ, Ltd., as successor administrative agent, MUFG Union Bank, N.A., as successor collateral agent, the lenders party thereto and the other parties thereto

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues:
Commodity revenue	$2,121	$2,145	$4,517	$4,208
Mark-to-market gain (loss)	131	(66)	(260)	148
Other revenue	7	5	11	9
Operating revenues	2,259	2,084	4,268	4,365
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,426	1,513	3,216	3,046
Mark-to-market (gain) loss	(57)	16	(77)	175
Fuel and purchased energy expense	1,369	1,529	3,139	3,221
Operating and maintenance expense	242	302	517	584
Depreciation and amortization expense	186	186	387	392
General and other administrative expense	31	40	91	80
Other operating expenses	19	20	56	40
Total operating expenses	1,847	2,077	4,190	4,317
(Gain) on sale of assets, net	—	—	—	(27)
(Income) from unconsolidated subsidiaries	(5)	(6)	(11)	(10)
Income from operations	417	13	89	85
Interest expense	157	154	308	313
Debt extinguishment costs	—	1	—	25
Other (income) expense, net	62	7	69	9
Income (loss) before income taxes	198	(149)	(288)	(262)
Income tax expense (benefit)	(158)	63	(50)	2
Net income (loss)	356	(212)	(238)	(264)
Net income attributable to the noncontrolling interest	(4)	(4)	(8)	(8)
Net income (loss) attributable to Calpine	$352	$(216)	$(246)	$(272)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$356	$(212)	$(238)	$(264)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	15	(26)	63	(41)
Reclassification adjustment for loss on cash flow hedges realized in net income (loss)	—	15	7	26
Foreign currency translation gain (loss)	(2)	4	(8)	6
Income tax benefit (expense)	7	(2)	(4)	(2)
Other comprehensive income (loss)	20	(9)	58	(11)
Comprehensive income (loss)	376	(221)	(180)	(275)
Comprehensive (income) attributable to the noncontrolling interest	(4)	(4)	(10)	(8)
Comprehensive income (loss) attributable to Calpine	$372	$(225)	$(190)	$(283)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($45 and $39 attributable to VIEs)	$201	$284
Accounts receivable, net of allowance of $13 and $9	983	970
Inventories	560	498
Margin deposits and other prepaid expense	293	203
Restricted cash, current ($52 and $74 attributable to VIEs)	103	134
Derivative assets, current	238	174
Current assets held for sale	9	—
Other current assets	137	43
Total current assets	2,524	2,306
Property, plant and equipment, net ($3,976 and $4,048 attributable to VIEs)	12,586	12,724
Restricted cash, net of current portion ($29 and $24 attributable to VIEs)	30	25
Investments in unconsolidated subsidiaries	111	106
Long-term derivative assets	234	218
Goodwill	242	242
Intangible assets, net	454	512
Other assets ($35 and $22 attributable to VIEs)	294	320
Total assets	$16,475	$16,453
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$763	$777
Accrued interest payable	108	104
Debt, current portion ($461 and $175 attributable to VIEs)	512	225
Derivative liabilities, current	250	197
Other current liabilities	507	571
Total current liabilities	2,140	1,874
Debt, net of current portion ($1,884 and $2,238 attributable to VIEs)	11,095	11,180
Long-term derivative liabilities	188	119
Other long-term liabilities	230	213
Total liabilities	13,653	13,386

Commitments and contingencies (see Note 11)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 5,000 and 1,400,000,000 shares, respectively, 105.2 and 361,677,891 shares issued, respectively, and 105.2 and 360,516,091 shares outstanding, respectively	—	—
Treasury stock, at cost, nil and 1,161,800 shares, respectively	—	(15)
Additional paid-in capital	9,582	9,661
Accumulated deficit	(6,798)	(6,552)
Accumulated other comprehensive loss	(50)	(106)
Total Calpine stockholder’s equity	2,734	2,988
Noncontrolling interest	88	79
Total stockholder’s equity	2,822	3,067
Total liabilities and stockholder’s equity	$16,475	$16,453

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(120)	—	—	—	(98)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	(246)	—	8	(238)
Other comprehensive income	—	—	—	—	56	2	58
Balance, June 30, 2018	$—	$—	$9,582	$(6,798)	$(50)	$88	$2,822

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net loss	$(238)	$(264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization(1)	443	510
Debt extinguishment costs	—	25
Deferred income taxes	36	10
Gain on sale of assets, net	—	(27)
Mark-to-market activity, net	180	26
(Income) from unconsolidated subsidiaries	(11)	(10)
Return on investments from unconsolidated subsidiaries	5	16
Stock-based compensation expense	57	20
Other	9	(6)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8)	(39)
Derivative instruments, net	(74)	(19)
Other assets	(380)	11
Accounts payable and accrued expenses	(22)	(16)
Other liabilities	59	27
Net cash provided by operating activities	56	264
Cash flows from investing activities:
Purchases of property, plant and equipment	(231)	(187)
Proceeds from sale of Osprey Energy Center	—	162
Purchase of North American Power, net of cash acquired	—	(111)
Other	(3)	30
Net cash used in investing activities	(234)	(106)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	—	396
Repayment of CCFC Term Loan, CCFC Term Loans and First Lien Term Loans	(21)	(173)
Repurchase of First Lien Notes	—	(453)
Borrowings under Corporate Revolving Facility	275	—
Repayments of project financing, notes payable and other	(66)	(68)
Distribution to noncontrolling interest holder	(3)	(7)
Financing costs	(12)	(27)
Stock repurchases	(79)	—
Shares repurchased for tax withholding on stock-based awards	(7)	(6)
Other	(18)	1
Net cash provided by (used in) financing activities	69	(337)
Net decrease in cash, cash equivalents and restricted cash	(109)	(179)
Cash, cash equivalents and restricted cash, beginning of period	443	606
Cash, cash equivalents and restricted cash, end of period(2)	$334	$427

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$284	$296
Income taxes	$10	$8

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$(14)	$(4)
Purchase of King City Cogeneration Plant lease(3)	$—	$15
____________

(1)
Includes amortization recorded in Commodity revenue and Commodity expense associated with intangible assets and amortization recorded in interest expense associated with debt issuance costs and discounts.

(2)	Our cash and cash equivalents, restricted cash, current and restricted cash, net of current portion are stated as separate line items on our Consolidated Condensed Balance Sheets.

(3)
On April 3, 2017, we completed the purchase of the King City Cogeneration Plant lease in exchange for a three-year promissory note with a discounted value of $57 million. We recorded a net increase to property, plant and equipment, net on our Consolidated Condensed Balance Sheet of $15 million due to the increased value of promissory note as compared to the carrying value of the lease.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on getting closer to customers through the expansion of our retail platform which began with the acquisition of Champion Energy in 2015 and was followed by the acquisitions of Calpine Solutions in late 2016 and North American Power in early 2017. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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

The table below represents the components of our restricted cash as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018			December 31, 2017
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$18	$8	$26	$11	$8	$19
Construction/major maintenance	15	20	35	28	16	44
Security/project/insurance	67	—	67	92	—	92
Other	3	2	5	3	1	4
Total	$103	$30	$133	$134	$25	$159
Business Interruption Proceeds — We record business interruption insurance proceeds in operating revenues when they are realizable and recorded approximately $14 million and nil of business interruption proceeds during the three months ended June 30, 2018 and 2017, respectively, and $14 million and $1 million during the six months ended June 30, 2018 and 2017, respectively.
Property, Plant and Equipment, Net — At June 30, 2018 and December 31, 2017, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	June 30, 2018	December 31, 2017	Depreciable Lives
Buildings, machinery and equipment	$16,440	$16,506	1.5	–	46	Years
Geothermal properties	1,500	1,494	13	–	58	Years
Other	261	236	3	–	46	Years
	18,201	18,236
Less: Accumulated depreciation	6,590	6,383
	11,611	11,853
Land	118	117
Construction in progress	857	754
Property, plant and equipment, net	$12,586	$12,724
Depreciable Lives — During the first quarter of 2018, we reviewed our accounting policies related to depreciation associated with our estimates of useful lives related to our componentized balance of plant parts. As a result, the useful lives of our rotable parts are now generally estimated to range from 1.5 to 12 years. Our change in the method of depreciation for rotable parts is considered a change in accounting estimate and will result in changes to our depreciation expense prospectively. The change in estimate resulted in a decrease to our net income (loss) attributable to Calpine of $(4) million and $(43) million for the three and six months ended June 30, 2018, respectively.
Capitalized Interest — The total amount of interest capitalized was $7 million and $6 million during the three months ended June 30, 2018 and 2017, respectively, and $14 million and $13 million during the six months ended June 30, 2018 and 2017, respectively.
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
New Accounting Standards and Disclosure Requirements
Revenue Recognition — On January 1, 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The comprehensive new revenue recognition standard supersedes all pre-existing revenue recognition guidance. The core principle of Topic 606 is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding the recognition of revenue from contracts with customers. We adopted the new revenue recognition standards under Topic 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts continue to be reported in accordance with historical accounting standards. The adoption of Topic 606 resulted in no adjustment to our opening retained earnings as of January 1, 2018. There was no material effect to our revenues, results of operations or cash flows for the six months ending June 30, 2018 from the adoption of Topic 606 and we do not expect the new revenue standard to have a material effect on our results of operations in future periods. See Note 3 for additional disclosures required by Topic 606.
Leases — In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases.” The comprehensive new lease standard will supersede all existing lease guidance. The standard requires that a lessee should recognize a right-to-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. Entities may make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For lessors, the accounting for leases remains substantially unchanged. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period and requires modified retrospective adoption with early adoption permitted. In January 2018, the FASB issued Accounting Standards Update 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” that allows an entity to not evaluate existing and expired land easements that were not previously accounted for as leases upon adoption of Accounting Standards Update 2016-02. Any land easements entered into prospectively or modified after adoption should be evaluated to assess whether they meet the definition of a lease. In July 2018, the FASB issued Accounting Standards Update 2018-10 “Codification Improvements to Topic 842, Leases” which clarifies, corrects or consolidates authoritative guidance issued in Accounting Standards Update 2016-02 and is effective upon adoption of Accounting Standards Update 2016-02. Also in July 2018, the FASB issued Accounting Standards Update 2018-11 “Leases (Topic 842): Targeted Improvements” which provides a new transitional method to adopt the new leases standard and a practical expedient for lessors in applying the provisions of the new leases standard, which is effective upon adoption of Accounting Standards Update 2016-02. We expect to adopt the standards in the first quarter of 2019. We have completed our initial evaluation of the standards and believe that the key changes that will affect us relate to our accounting for operating leases that are currently off-balance sheet and tolling contracts which we currently account for as operating leases. Additionally, we are evaluating the potential effects of the removal of the real estate guidance currently applicable to lessors. We are considering electing certain practical expedients in our implementation of the standard; however, this may change as we complete our assessment of the standard.
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
We recorded approximately $1 million and nil for the three months ended June 30, 2018 and 2017, respectively, and $32 million and nil for the six months ended June 30, 2018 and 2017, respectively, in Merger-related costs which was recorded in other operating expenses on our Consolidated Condensed Statements of Operations and primarily related to legal, investment banking and other professional fees associated with the Merger. We elected not to apply pushdown accounting in connection with the consummation of the Merger.

3.	Revenue from Contracts with Customers
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our revenue for the three and six months ended June 30, 2018 by reportable segment (in millions). See Note 13 for a description of our segments.

	Three Months Ended June 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$176	$326	$120	$451	$—	$1,073
Capacity	35	23	140	—	—	198
Revenues relating to physical or executory contracts – third party	$211	$349	$260	$451	$—	$1,271

Affiliate(1):	$5	$9	$21	$1	$(36)	$—

Revenues relating to leases and derivative instruments(2)						$988
Total operating revenues						$2,259

	Six Months Ended June 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$375	$630	$252	$894	$—	$2,151
Capacity	54	49	289	—	—	392
Revenues relating to physical or executory contracts – third party	$429	$679	$541	$894	$—	$2,543

Affiliate(1):	$13	$13	$42	$2	$(70)	$—

Revenues relating to leases and derivative instruments(2)						$1,725
Total operating revenues						$4,268
___________

(1)
Affiliate energy, other and capacity revenues reflect revenues on transactions between wholesale and retail affiliates excluding affiliate activity related to leases and derivative instruments. All such activity supports retail supply needs from the wholesale business and/or allows for collateral margin netting efficiencies at Calpine Corporation.

(2)
Revenues relating to contracts accounted for as leases and derivatives include energy and capacity revenues relating to PPAs that we are required to account for as operating leases and physical and financial commodity derivative contracts, primarily relating to power, natural gas and environmental products. Revenue related to derivative instruments includes revenue recorded in Commodity revenue and mark-to-market gain (loss) within our operating revenues on our Consolidated Condensed Statement of Operations.

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
Changes in estimates for our contracts are not material and revisions to estimates are recognized when the amounts can be reasonably estimated. Unbilled retail sales are based upon estimates of customer usage since the date of the last meter reading provided by the ISOs or electric distribution companies by applying the estimated revenue per KWh by customer class to the estimated number of KWhs delivered but not yet billed. Estimated amounts are adjusted when actual usage is known and billed. During the three and six months ended June 30, 2018, there were no significant changes to revenue amounts recognized in prior periods as a result of a change in estimates. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from our operating revenues.
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
Changes in accounts receivable relating to our customers is primarily due to the timing difference between payment and when the good or service is provided. During the three and six months ended June 30, 2018, there were no significant changes in accounts receivable other than normal billing and collection transactions and there were no material credit or impairment losses recognized relating to accounts receivable balances associated with contracts with customers.
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
At June 30, 2018 and December 31, 2017, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balances outstanding at both June 30, 2018 and December 31, 2017 were not material. The revenue recognized during the three and six months ended June 30, 2018, relating to the deferred revenue balance at the beginning of the period was immaterial and resulted from our performance under the customer contracts. The change in deferred revenues during the three and six months ended June 30, 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.
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
At both June 30, 2018 and December 31, 2017, the capitalized contract cost balance was not material. There were no impairment losses or changes in amortization during the three and six months ended June 30, 2018 and amortization of contract costs during the three and six months ended June 30, 2018 was immaterial.
Performance Obligations not yet Satisfied
As of June 30, 2018, we have entered into certain contracts with customers under which we have not yet completed our performance obligations which includes agreements for which we are providing power and capacity from our generating facilities for an aggregate transaction price of approximately $79 million that we expect to recognize as revenue through 2029. We also have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $374 million, $558 million, $494 million, $467 million and $200 million that will be recognized during the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, and $42 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

4.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the six months ended June 30, 2018. See Note 6 in our 2017 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 7,880 MW and 7,880 MW at June 30, 2018 and December 31, 2017, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil during each of the three and six months ended June 30, 2018 and 2017.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At June 30, 2018 and December 31, 2017, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of June 30, 2018	June 30, 2018	December 31, 2017
Greenfield LP	50%	$96	$92
Whitby	50%	8	6
Calpine Receivables	100%	7	8
Total investments in unconsolidated subsidiaries		$111	$106
Our risk of loss related to our investments in Greenfield LP and Whitby is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $56 million which consists of our notes receivable from Calpine Receivables at June 30, 2018 and our initial investment associated with Calpine Receivables. See Note 12 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At June 30, 2018 and December 31, 2017, Greenfield LP’s debt was approximately $244 million and $256 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $122 million and $128 million at June 30, 2018 and December 31, 2017, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three and six months ended June 30, 2018 and 2017, is recorded in (income) from unconsolidated subsidiaries. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Greenfield LP	$(2)	$(4)	$(4)	$(6)
Whitby	(4)	(2)	(8)	(4)
Calpine Receivables	1	—	1	—
Total	$(5)	$(6)	$(11)	$(10)
Distributions from Greenfield LP were nil during each of the three and six months ended June 30, 2018 and 2017. Distributions from Whitby were $2 million and $5 million during the three and six months ended June 30, 2018, respectively, and $3 million and $16 million during the three and six months ended June 30, 2017, respectively. We did not have material distributions from our investment in Calpine Receivables for the three and six months ended June 30, 2018 and 2017.

5.	Debt
Our debt at June 30, 2018 and December 31, 2017, was as follows (in millions):

	June 30, 2018	December 31, 2017
Senior Unsecured Notes	$3,420	$3,417
First Lien Term Loans	2,986	2,995
First Lien Notes	2,397	2,396
Project financing, notes payable and other	1,440	1,498
CCFC Term Loan	978	984
Capital lease obligations	111	115
Corporate Revolving Facility	275	—
Subtotal	11,607	11,405
Less: Current maturities	512	225
Total long-term debt	$11,095	$11,180
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, increased to 5.7% for the six months ended June 30, 2018, from 5.4% for the same period in 2017.

Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	June 30, 2018	December 31, 2017
2023 Senior Unsecured Notes	$1,240	$1,239
2024 Senior Unsecured Notes	644	644
2025 Senior Unsecured Notes	1,536	1,534
Total Senior Unsecured Notes	$3,420	$3,417
First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	June 30, 2018	December 31, 2017
2019 First Lien Term Loan	$389	$389
2023 First Lien Term Loans	1,062	1,064
2024 First Lien Term Loan	1,535	1,542
Total First Lien Term Loans	$2,986	$2,995
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	June 30, 2018	December 31, 2017
2022 First Lien Notes	$742	$741
2024 First Lien Notes	486	485
2026 First Lien Notes	1,169	1,170
Total First Lien Notes	$2,397	$2,396
Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Corporate Revolving Facility(1)	$800	$629
CDHI	267	244
Various project financing facilities	217	196
Other corporate facilities(2)	96	—
Total	$1,380	$1,069
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.

(2)
During the second quarter of 2018, we executed two unsecured $50 million letter of credit facilities with third party financial institutions, each maturing on June 20, 2020. On July 26, 2018, we upsized one of the letter of credit facilities to $100 million.

On May 18, 2018, we amended our Corporate Revolving Facility to increase the capacity by approximately $220 million from $1.47 billion to approximately $1.69 billion. On March 8, 2018, we amended our Corporate Revolving Facility to increase the letter of credit facility from $1.15 billion to $1.3 billion and increased the Incremental Revolving Facilities (as defined in the credit agreement) amount to $500 million.

On September 15, 2017, we amended our Corporate Revolving Facility to, among other things, provide that the Merger does not constitute a “Change of Control” thereunder, effective upon consummation of the Merger. On October 20, 2017, we further amended our Corporate Revolving Facility to extend the maturity of most revolving commitments (totaling $1.3 billion in the aggregate) to March 8, 2023. Both amendments to the Corporate Revolving Facility became effective upon consummation of the Merger on March 8, 2018. See Note 2 for further information related to the Merger.
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
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,193	$3,420	$3,294	$3,417
First Lien Term Loans	3,026	2,986	3,043	2,995
First Lien Notes	2,368	2,397	2,437	2,396
Project financing, notes payable and other(1)	1,374	1,351	1,439	1,409
CCFC Term Loan	994	978	1,000	984
Corporate Revolving Facility	275	275	—	—
Total	$11,230	$11,407	$11,213	$11,201
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$126	$—	$—	$126
Commodity instruments:
Commodity exchange traded derivatives contracts	569	—	—	569
Commodity forward contracts(2)	—	642	244	886
Interest rate hedging instruments	—	76	—	76
Effect of netting and allocation of collateral(3)(4)	(569)	(466)	(24)	(1,059)
Total assets	$126	$252	$220	$598
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$687	$—	$—	$687
Commodity forward contracts(2)	—	821	112	933
Interest rate hedging instruments	—	16	—	16
Effect of netting and allocation of collateral(3)(4)	(687)	(488)	(23)	(1,198)
Total liabilities	$—	$349	$89	$438

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$131	$—	$—	$131
Commodity instruments:
Commodity exchange traded derivatives contracts	746	—	—	746
Commodity forward contracts(2)	—	327	265	592
Interest rate hedging instruments	—	29	—	29
Effect of netting and allocation of collateral(3)(4)	(746)	(206)	(23)	(975)
Total assets	$131	$150	$242	$523
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$790	$—	$—	$790
Commodity forward contracts(2)	—	461	68	529
Interest rate hedging instruments	—	34	—	34
Effect of netting and allocation of collateral(3)(4)	(790)	(224)	(23)	(1,037)
Total liabilities	$—	$271	$45	$316
___________

(1)
At June 30, 2018 and December 31, 2017, we had cash equivalents of $27 million and $21 million included in cash and cash equivalents and $99 million and $110 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $118 million, $22 million and $(1) million, respectively, at June 30, 2018. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $44 million, $18 million and nil, respectively, at December 31, 2017.

At June 30, 2018 and December 31, 2017, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at June 30, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$89	Discounted cash flow	Market price (per MWh)	$1.42	—	$158.04	/MWh
Power Congestion Products	$7	Discounted cash flow	Market price (per MWh)	$(7.52)	—	$15.57	/MWh
Natural Gas Contracts	$7	Discounted cash flow	Market price (per MMBtu)	$1.10	—	$5.82	/MMBtu

	December 31, 2017
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts	$149	Discounted cash flow	Market price (per MWh)	$4.13	—	$119.20	/MWh
Power Congestion Products	$11	Discounted cash flow	Market price (per MWh)	$(10.54)	—	$9.13	/MWh
Natural Gas Contracts	$34	Discounted cash flow	Market price (per MMBtu)	$1.62	—	$13.67	/MMBtu
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$129	$350	$197	$416
Realized and mark-to-market gains (losses):
Included in net income (loss):
Included in operating revenues(1)	31	28	(28)	104
Included in fuel and purchased energy expense(2)	18	(14)	15	1
Change in collateral	1	1	(1)	(8)
Purchases and settlements:
Purchases	5	3	9	3
Settlements	(42)	(67)	(53)	(97)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	(1)	2	(1)	(3)
Transfers out of level 3(5)	(10)	—	(7)	(113)
Balance, end of period	$131	$303	$131	$303
Change in unrealized gains (losses) relating to instruments still held at end of period	$49	$14	$(13)	$105
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and six months ended June 30, 2018 and 2017.

(4)
We had $(1) million in losses and $2 million in gains transferred out of level 2 into level 3 for the three months ended June 30, 2018 and 2017, respectively, and $(1) million and $(3) million in losses transferred out of level 2 into level 3 for the six months ended June 30, 2018 and 2017, respectively, due to changes in market liquidity in various power markets.

(5)
We had $10 million and nil in gains transferred out of level 3 into level 2 for the three months ended June 30, 2018 and 2017, respectively, and $7 million and $113 million in gains transferred out of level 3 into level 2 for the six months ended June 30, 2018 and 2017, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three and six months ended June 30, 2018 and 2017.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of June 30, 2018, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 8 years.
As of June 30, 2018 and December 31, 2017, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	June 30, 2018	December 31, 2017
Power (MWh)	(155)	(119)
Natural gas (MMBtu)	997	405
Environmental credits (Tonnes)	16	12
Interest rate hedging instruments	$4,600	$4,600
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of June 30, 2018, was $393 million for which we have posted collateral of $347 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $4 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.

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
Cash Flow Hedges — We currently apply hedge accounting to most of our interest rate hedging instruments. We report the effective portion of the mark-to-market gain or loss on our interest rate hedging instruments designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness on interest rate hedging instruments are recognized currently in earnings as a component of interest expense. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value are recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction affects earnings or until it is determined that the forecasted transaction is probable of not occurring.
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
Derivatives Included on Our Consolidated Condensed Balance Sheets
During the third quarter of 2017, we elected to begin offsetting fair value amounts associated with our derivative instruments and related cash collateral and margin deposits on our Consolidated Condensed Balance Sheets that are executed with the same counterparty under master netting arrangements. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post and/or receive cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty.

The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$456	$(456)	$—
Commodity forward contracts	631	(421)	210
Interest rate hedging instruments	28	—	28
Total current derivative assets(2)	$1,115	$(877)	$238
Commodity exchange traded derivatives contracts	113	(113)	—
Commodity forward contracts	255	(69)	186
Interest rate hedging instruments	48	—	48
Total long-term derivative assets(2)	$416	$(182)	$234
Total derivative assets	$1,531	$(1,059)	$472

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(514)	$514	$—
Commodity forward contracts	(649)	410	(239)
Interest rate hedging instruments	(11)	—	(11)
Total current derivative (liabilities)(2)	$(1,174)	$924	$(250)
Commodity exchange traded derivatives contracts	(173)	173	—
Commodity forward contracts	(284)	101	(183)
Interest rate hedging instruments	(5)	—	(5)
Total long-term derivative (liabilities)(2)	$(462)	$274	$(188)
Total derivative liabilities	$(1,636)	$1,198	$(438)
Net derivative assets (liabilities)	$(105)	$139	$34

	December 31, 2017
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$672	$(672)	$—
Commodity forward contracts	361	(194)	167
Interest rate hedging instruments	7	—	7
Total current derivative assets(3)	$1,040	$(866)	$174
Commodity exchange traded derivatives contracts	74	(74)	—
Commodity forward contracts	231	(32)	199
Interest rate hedging instruments	22	(3)	19
Total long-term derivative assets(3)	$327	$(109)	$218
Total derivative assets	$1,367	$(975)	$392

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(702)	$702	$—
Commodity forward contracts	(389)	209	(180)
Interest rate hedging instruments	(17)	—	(17)
Total current derivative (liabilities)(3)	$(1,108)	$911	$(197)
Commodity exchange traded derivatives contracts	(88)	88	—
Commodity forward contracts	(140)	35	(105)
Interest rate hedging instruments	(17)	3	(14)
Total long-term derivative (liabilities)(3)	$(245)	$126	$(119)
Total derivative liabilities	$(1,353)	$1,037	$(316)
Net derivative assets (liabilities)	$14	$62	$76
____________

(1)
At June 30, 2018 and December 31, 2017, we had $227 million and $155 million of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At June 30, 2018, current and long-term derivative assets are shown net of collateral of $(49) million and $(3) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $96 million and $95 million, respectively.

(3)
At December 31, 2017, current and long-term derivative assets are shown net of collateral of $(8) million and $(2) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $52 million and $20 million, respectively.

	June 30, 2018		December 31, 2017
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$75	$16	$26	$31
Total derivatives designated as cash flow hedging instruments	$75	$16	$26	$31

Derivatives not designated as hedging instruments:
Commodity instruments	$396	$422	$366	$285
Interest rate hedging instruments	1	—	—	—
Total derivatives not designated as hedging instruments	$397	$422	$366	$285
Total derivatives	$472	$438	$392	$316
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized gain (loss)(1)(2)
Commodity derivative instruments	$69	$44	$66	$73
Total realized gain (loss)	$69	$44	$66	$73

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$188	$(82)	$(183)	$(27)
Interest rate hedging instruments	1	1	3	1
Total mark-to-market gain (loss)	$189	$(81)	$(180)	$(26)
Total activity, net	$258	$(37)	$(114)	$47
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$183	$(31)	$(176)	$192
Derivatives contracts included in fuel and purchased energy expense(2)(3)	74	(7)	59	(146)
Interest rate hedging instruments included in interest expense	1	1	3	1
Total activity, net	$258	$(37)	$(114)	$47
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

	Three Months Ended June 30,		Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2018	2017	2018	2017	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$15	$(15)	$—	$(11)	Interest expense
Interest rate hedging instruments(1)(2)	—	4	—	(4)	Depreciation expense
Total	$15	$(11)	$—	$(15)

	Six Months Ended June 30,		Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2018	2017	2018	2017	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$69	$(19)	$(6)	$(22)	Interest expense
Interest rate hedging instruments(1)(2)	1	4	(1)	(4)	Depreciation expense
Total	$70	$(15)	$(7)	$(26)
____________

(1)
We recorded $1 million in gains on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during each of the three and six months ended June 30, 2018. We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three and six months ended June 30, 2017.

(2)
We recorded an income tax benefit of $7 million and income tax expense of $2 million for the three months ended June 30, 2018 and 2017, respectively, and income tax expense of $4 million and $2 million for the six months ended June 30, 2018 and 2017, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $8 million and $72 million at June 30, 2018 and December 31, 2017, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $4 million and $6 million at June 30, 2018 and December 31, 2017, respectively.

We estimate that pre-tax net gains of $7 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Margin deposits(1)	$407	$221
Natural gas and power prepayments	32	23
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$439	$244

Letters of credit issued	$1,192	$885
First priority liens under power and natural gas agreements	34	102
First priority liens under interest rate hedging instruments	17	31
Total letters of credit and first priority liens with our counterparties	$1,243	$1,018

Margin deposits posted with us by our counterparties(1)(3)	$41	$4
Letters of credit posted with us by our counterparties	18	30
Total margin deposits and letters of credit posted with us by our counterparties	$59	$34
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

(2)
At June 30, 2018 and December 31, 2017, $177 million and $64 million, respectively, were included in current and long-term derivative assets and liabilities, $254 million and $171 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At June 30, 2018 and December 31, 2017, $38 million and $2 million, respectively, were included in current and long-term derivative assets and liabilities and $3 million and $2 million, respectively, were included in other current liabilities on our Consolidated Condensed Balance Sheets.

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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) which allows a company up to one year to finalize and record the tax effects of the Act. We are currently in the process of finalizing and quantifying the tax effects of the Act, but have recorded provisional amounts based on reasonable estimates for the measurement and accounting of certain effects of the Act in our Consolidated Condensed Financial Statements for the six months ended June 30, 2018. Under SAB 118, we will complete the required analyses and accounting during the year ended December 31, 2018.
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
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$(158)	$63	$(50)	$2
Effective tax rate	(81)%	(41)%	17%	(1)%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and six months ended June 30, 2018 and 2017, our income tax expense (benefit) is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances. As a result of the Merger, an increase of approximately $57 million in the valuation allowance and a related charge to deferred tax expense was recorded during the six months ended June 30, 2018, due to our Canadian NOLs being substantially limited and not available to offset future income.
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
 As of December 31, 2017, we had approximately $659 million in foreign NOLs, which expire between 2026 and 2037, and the associated deferred tax asset of approximately $165 million is partially offset by a valuation allowance of $106 million. As a result of the Merger, an increase of approximately $57 million in the valuation allowance and a related charge to deferred tax expense occurred, which resulted in our Canadian NOLs being substantially limited and not available to offset future income.
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
Unrecognized Tax Benefits — At June 30, 2018, we had unrecognized tax benefits of $34 million. If recognized, $14 million of our unrecognized tax benefits could affect the annual effective tax rate and $20 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $2 million for income tax matters at June 30, 2018. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $9 million in unrecognized tax benefits could occur within the next twelve months primarily related to federal tax issues.

10.	Stock-Based Compensation
Calpine Equity Incentive Plans
Prior to the effective date of the Merger on March 8, 2018, the Calpine Equity Incentive Plans provided for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. As a result of the Merger, the outstanding share-awards were treated as follows during the first quarter of 2018:

•	all restricted stock and restricted stock units were vested and canceled and the holders received a cash payment equal to a share price of $15.25 per share less any applicable withholding taxes;

•
all vested and unvested stock options were vested (in the case of unvested stock options) and canceled and the holders of the stock options received a cash payment equal to the intrinsic value based on a share price of $15.25 per share less any applicable withholding taxes; and

•
all Performance Share Units (“PSUs”), including the PSUs awarded in 2015 for the measurement period of January 1, 2015 through December 31, 2017, were vested and canceled in exchange for a cash payment with the payout value based on the greater of target value or actual performance over the truncated period using a share price of $15.25 per share less any applicable withholding taxes.

The amount of cash transferred to repurchase the share-based awards associated with our equity classified share-based awards totaled $79 million and was recorded to additional paid-in capital on our Consolidated Condensed Balance Sheet during the six months ended June 30, 2018. The amount of unrecognized compensation related to our equity classified share-based awards that we recognized in connection with the shortened service period associated with the completion of the Merger was $35 million for the six months ended June 30, 2018, which did not include any incremental compensation cost as the amount paid did not exceed the fair value of the equity classified share-based awards at the effective time of the Merger. The total stock-based compensation expense for our equity classified share-based awards was nil and $9 million for the three months ended June 30, 2018 and 2017, respectively, and $41 million and $17 million for the six months ended June 30, 2018 and 2017, respectively.
The amount of cash transferred to repurchase the share-based awards associated with our liability classified share-based awards totaled $25 million and was recorded to the associated liability in other long-term liabilities on our Consolidated Condensed Balance Sheet during the six months ended June 30, 2018. The amount of unrecognized compensation related to our liability classified share-based awards that we recognized in connection with the shortened implied service period associated with the completion of the Merger was $16 million for the six months ended June 30, 2018. The total stock-based compensation expense for our liability classified share-based awards was nil and $3 million for the three months ended June 30, 2018 and 2017, respectively, and $16 million and $3 million for the six months ended June 30, 2018 and 2017, respectively.
The total intrinsic value of our employee stock options exercised was nil for each of the three months ended June 30, 2018 and 2017 and $11 million and nil for the six months ended June 30, 2018 and 2017, respectively. We did not receive any material cash proceeds from the exercise of our employee stock options for the three and six months ended June 30, 2018 and 2017, respectively.
The total fair value of our restricted stock and restricted stock units that vested during the six months ended June 30, 2018 and 2017 was approximately $88 million and $19 million, respectively.

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
Former Stockholder Appraisal Rights — After the Merger, we received demands for appraisal pursuant to Section 262 of the Delaware General Corporate Law from certain dissenting stockholders. In May and July 2018, we entered into settlement agreements which resolved the appraisal claims with the stockholders that demanded a statutory right to appraisal of their shares. In July 2018, one such dissenting stockholder filed a petition for appraisal in the Delaware Chancery Court, captioned Marble Holdings LLC v. Calpine Corporation, C.A. No. 2018-0492. The case was subsequently dismissed pursuant to settlement. As a result of the settlement agreements, we recorded a charge of approximately $52 million to other (income) expense, net on our Consolidated Condensed Statement of Operation during the three months ended June 30, 2018.
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
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of June 30, 2018, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2017 Form 10-K.

12.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below (see Note 2 for a description of the Merger):
Calpine Receivables — Under the Accounts Receivable Sales Program, at June 30, 2018 and December 31, 2017, we had $228 million and $196 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $46 million and $26 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the six months ended June 30, 2018 and 2017, we sold an aggregate of $1.1 billion and $1.1 billion, respectively, in trade accounts receivable and recorded $1.1 billion and $1.1 billion, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 3 and 6 in our 2017 Form 10-K.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger which closed on March 8, 2018, also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. We recorded $19 million and $38 million in Commodity revenue during the three and six months ended June 30, 2018, respectively, and $4 million and $6 million in Commodity expense during the three and six months ended June 30, 2018, respectively, associated with Lyondell. At June 30, 2018, the related party receivable and payable associated with Lyondell were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. The terms of most of these contracts were negotiated prior to the Merger. As of June 30, 2018, the related party receivables and payables associated with these transactions were immaterial.
At June 30, 2018, we have a payable totaling $11 million due to CPN Management, LP, our direct parent which holds 100% of our common stock, associated with a payment for a legal settlement made by CPN Management, LP on our behalf in May 2018. In July 2018, we repaid the related party payable.

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
Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended June 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$355	$993	$341	$935	$(365)	$2,259

Commodity Margin	$241	$151	$225	$77	$—	$694
Add: Mark-to-market commodity activity, net and other(2)	(23)	301	(7)	(67)	(8)	196
Less:
Operating and maintenance expense	80	65	65	41	(9)	242
Depreciation and amortization expense	67	57	49	13	—	186
General and other administrative expense	5	13	8	5	—	31
Other operating expenses	8	3	8	—	—	19
(Income) from unconsolidated subsidiaries	—	—	(6)	1	—	(5)
Income (loss) from operations	58	314	94	(50)	1	417
Interest expense						157
Other (income) expense, net						62
Income before income taxes						$198

	Three Months Ended June 30, 2017
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$352	$548	$457	$910	$(183)	$2,084

Commodity Margin	$214	$136	$190	$107	$—	$647
Add: Mark-to-market commodity activity, net and other(2)	(26)	(73)	7	6	(6)	(92)
Less:
Operating and maintenance expense	106	94	73	36	(7)	302
Depreciation and amortization expense	60	55	49	22	—	186
General and other administrative expense	8	20	8	4	—	40
Other operating expenses	8	3	8	—	1	20
(Income) from unconsolidated subsidiaries	—	—	(6)	—	—	(6)
Income (loss) from operations	6	(109)	65	51	—	13
Interest expense						154
Debt extinguishment costs and other (income) expense, net						8
Loss before income taxes						$(149)

	Six Months Ended June 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$835	$1,133	$955	$1,873	$(528)	$4,268

Commodity Margin	$426	$317	$409	$154	$—	$1,306
Add: Mark-to-market commodity activity, net and other(4)	(10)	(246)	33	61	(15)	(177)
Less:
Operating and maintenance expense	170	145	136	81	(15)	517
Depreciation and amortization expense	134	133	94	26	—	387
General and other administrative expense	21	38	23	9	—	91
Other operating expenses	22	19	15	—	—	56
(Income) from unconsolidated subsidiaries	—	—	(12)	1	—	(11)
Income (loss) from operations	69	(264)	186	98	—	89
Interest expense						308
Other (income) expense, net						69
Loss before income taxes						$(288)

	Six Months Ended June 30, 2017
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$871	$1,156	$873	$1,870	$(405)	$4,365

Commodity Margin	$417	$261	$332	$195	$—	$1,205
Add: Mark-to-market commodity activity, net and other(4)	54	(30)	21	(92)	(14)	(61)
Less:
Operating and maintenance expense	197	175	154	72	(14)	584
Depreciation and amortization expense	147	109	97	39	—	392
General and other administrative expense	20	36	15	9	—	80
Other operating expenses	17	6	17	—	—	40
(Gain) on sale of assets, net	—	—	(27)	—	—	(27)
(Income) from unconsolidated subsidiaries	—	—	(10)	—	—	(10)
Income (loss) from operations	90	(95)	107	(17)	—	85
Interest expense						313
Debt extinguishment costs and other (income) expense, net						34
Loss before income taxes						$(262)
_________

(1)
Includes intersegment revenues of $70 million and $47 million in the West, $276 million and $54 million in Texas, $18 million and $81 million in the East and $1 million and $1 million in Retail for the three months ended June 30, 2018 and 2017, respectively. Intersegment revenues for sales between wholesale and retail operations are executed to manage supply needs for our retail operations from our wholesale fleet or to facilitate margin collateral netting at Calpine Corporation.

(2)	Includes $(19) million and $(24) million of lease levelization and $25 million and $44 million of amortization expense for the three months ended June 30, 2018 and 2017, respectively.

(3)
Includes intersegment revenues of $184 million and $108 million in the West, $209 million and $126 million in Texas, $133 million and $169 million in the East and $2 million and $2 million in Retail for the six months ended June 30, 2018 and 2017, respectively. Intersegment revenues for sales between wholesale and retail operations are executed to manage supply needs for our retail operations from our wholesale fleet or to facilitate margin collateral netting at Calpine Corporation.

(4)	Includes $(35) million and $(46) million of lease levelization and $53 million and $104 million of amortization expense for the six months ended June 30, 2018 and 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction and Overview
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on getting closer to customers through the expansion of our retail platform which began with the acquisition of Champion Energy in 2015 and was followed by the acquisitions of Calpine Solutions in late 2016 and North American Power in early 2017. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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
Our wholesale power plant portfolio, including partnership interests, consists of 79 power plants, including one under construction, with an aggregate current generation capacity of 25,850 MW and 828 MW under construction. Our fleet, including projects under construction, consists of 64 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our wholesale geographic segments have an aggregate generation capacity of 7,425 MW in the West, 9,086 MW in Texas and 9,339 MW with an additional 828 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 24 states in the U.S. and in Canada and Mexico.
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

U.S. Department of Energy
The U.S. Department of Energy (“DOE”) has initiated a formal inter-agency review process to consider possible action under Section 202(c) of the Federal Power Act and the Defense Production Act to ensure the continued operation of certain fuel-secure electric generation capacity, consisting of nuclear and coal-fired power plants across the U.S. facing retirement. The review process is being conducted under the guise that these uneconomic power resources are needed to provide reliability and resiliency to the U.S. power system as they are better equipped to withstand extreme weather events and cyber attacks. We and others are advocating against any such action and believe if such actions are permitted to be implemented, prices could be negatively affected. We cannot predict what action, if any, the DOE may take in response to this request, nor can we predict what effect such action would have on our business.
PJM
On June 29, 2018, the FERC issued a decision finding PJM’s current tariff to be unjust and unreasonable due to the price-suppressive effects of out-of-market compensation provided to certain generation resources by states within the PJM market. However, the FERC rejected both proposals to address the issue submitted by PJM and instead opted for an expedited paper hearing with a final decision expected by January 2019. In its decision, the FERC outlined a Fixed Resource Requirement Alternative (“FRR Alternative”) in which power resources receiving out-of-market subsidies could choose to be removed from the PJM market along with a commensurate amount of load. We do not support the proposed FRR Alternative, and we believe a resolution can be reached which would both accommodate the state actions and provide the necessary market adjustments which would protect the PJM capacity market. We intend to actively participate in the paper hearing currently underway. As this issue is unresolved, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017
Below are our results of operations for the three months ended June 30, 2018 as compared to the same period in 2017 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2018	2017	Change	% Change
Operating revenues:
Commodity revenue	$2,121	$2,145	$(24)	(1)
Mark-to-market gain (loss)	131	(66)	197	#
Other revenue	7	5	2	40
Operating revenues	2,259	2,084	175	8
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,426	1,513	87	6
Mark-to-market (gain) loss	(57)	16	73	#
Fuel and purchased energy expense	1,369	1,529	160	10
Operating and maintenance expense	242	302	60	20
Depreciation and amortization expense	186	186	—	—
General and other administrative expense	31	40	9	23
Other operating expenses	19	20	1	5
Total operating expenses	1,847	2,077	230	11
(Income) from unconsolidated subsidiaries	(5)	(6)	(1)	(17)
Income from operations	417	13	404	#
Interest expense	157	154	(3)	(2)
Debt extinguishment costs	—	1	1	#
Other (income) expense, net	62	7	(55)	#
Income (loss) before income taxes	198	(149)	347	#
Income tax expense (benefit)	(158)	63	221	#
Net income (loss)	356	(212)	568	#
Net income attributable to the noncontrolling interest	(4)	(4)	—	—
Net income (loss) attributable to Calpine	$352	$(216)	$568	#

	2018	2017	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	21,451	21,849	(398)	(2)
Average availability(2)	80.8%	82.2%	(1.4)%	(2)
Average total MW in operation(1)	25,153	25,128	25	—
Average capacity factor, excluding peakers	41.4%	44.4%	(3.0)%	(7)
Steam Adjusted Heat Rate(2)	7,387	7,318	(69)	(1)
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $63 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$43	Higher regulatory capacity revenue in our East segment
4
Higher energy margins for our wholesale business associated with higher contribution from hedges, the positive effect of new PPAs in the West and higher market Spark Spreads in Texas. The increase was partially offset by lower energy margins associated with our Retail segment primarily in Texas and the Northeast

16	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$63
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $270 million primarily driven by the decrease in forward commodity prices in ERCOT during the quarter ended June 30, 2018.
Our normal, recurring operating and maintenance expense decreased by $6 million for the three months ended June 30, 2018 compared to the same period in 2017, after excluding the effect of a $56 million decrease in major maintenance expense resulting from a decrease in plant outages and changes in our capitalization accounting policy partially offset by a $2 million increase in variable operating costs associated with restarting of our Sutter Energy Center during 2018.
General and other administrative expense decreased by $9 million for the three months ended June 30, 2018 compared to the same period in 2017 primarily related to a decrease in stock-based compensation expense associated with the consummation of the Merger in March 2018.
Other (income) expense, net increased by $55 million for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to legal settlements with former stockholders who exercised their appraisal rights which were recorded during the three months ended June 30, 2018. See Note 11 of the Notes to Consolidated Condensed Financial Statements for further information related to the legal settlements with former stockholders.
During the three months ended June 30, 2018, we recorded an income tax benefit of $158 million compared to an income tax expense of $63 million for the three months ended June 30, 2017. The favorable period-over-period change primarily resulted from changes in the effect of applying the intraperiod tax allocation rules to our results of operations and related tax expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
Below are our results of operations for the six months ended June 30, 2018 as compared to the same period in 2017 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2018	2017	Change	% Change
Operating revenues:
Commodity revenue	$4,517	$4,208	$309	7
Mark-to-market gain (loss)	(260)	148	(408)	#
Other revenue	11	9	2	22
Operating revenues	4,268	4,365	(97)	(2)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,216	3,046	(170)	(6)
Mark-to-market (gain) loss	(77)	175	252	#
Fuel and purchased energy expense	3,139	3,221	82	3
Operating and maintenance expense	517	584	67	11
Depreciation and amortization expense	387	392	5	1
General and other administrative expense	91	80	(11)	(14)
Other operating expenses	56	40	(16)	(40)
Total operating expenses	4,190	4,317	127	3
(Gain) on sale of assets, net	—	(27)	(27)	#
(Income) from unconsolidated subsidiaries	(11)	(10)	1	10
Income from operations	89	85	4	5
Interest expense	308	313	5	2
Debt extinguishment costs	—	25	25	#
Other (income) expense, net	69	9	(60)	#
Loss before income taxes	(288)	(262)	(26)	(10)
Income tax expense (benefit)	(50)	2	52	#
Net loss	(238)	(264)	26	10
Net income attributable to the noncontrolling interest	(8)	(8)	—	—
Net loss attributable to Calpine	$(246)	$(272)	$26	10

	2018	2017	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	42,251	42,673	(422)	(1)
Average availability(2)	84.2%	84.8%	(0.6)%	(1)
Average total MW in operation(1)	25,170	25,202	(32)	—
Average capacity factor, excluding peakers	41.7%	43.6%	(1.9)%	(4)
Steam Adjusted Heat Rate(2)	7,356	7,331	(25)	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $139 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$82	Higher regulatory capacity revenue in our East segment
31	Higher revenue associated with the sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in the same period in 2017
(12)
Lower energy margins associated with our Retail segment resulting from higher purchase energy and capacity supply costs in Texas and the Northeast. The decrease was partially offset by positive value captured by our wholesale business associated with colder weather in the Northeast during January 2018, higher market Spark Spreads in Texas, the execution of new PPAs in the West and a gain associated with the cancellation of a PPA recorded during the first quarter of 2018

38	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$139
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had an unfavorable variance of $156 million primarily driven by the increase in forward commodity prices and corresponding Market Heat Rate expansion in ERCOT during the six months ended June 30, 2018.
Our normal, recurring operating and maintenance expense decreased by $8 million for the six months ended June 30, 2018 compared to the same period in 2017, after excluding the effect of a $23 million increase related to the acceleration of unrecognized compensation expense for share-based equity awards and performance share units as a result of the Merger in March 2018, a $3 million increase in variable operating costs associated with restarting of our Sutter Energy Center during 2018 and a $85 million decrease in major maintenance expense resulting from a decrease in plant outages and changes in our capitalization accounting policy.
General and other administrative expense increased by $11 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the acceleration of the unamortized expense for the share-based equity awards and performance share units resulting from the change in control associated with the consummation of the Merger in March 2018.
Other operating expenses increased by $16 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to Merger-related costs associated with legal, investment banking and other professional fees associated with the Merger partially offset by the write-off of unamortized balances associated with the termination of a PPA during the first quarter of 2018. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further information related to the Merger.
In line with our strategy to focus on competitive wholesale markets and sell or contract power plants located in power markets dominated by regulated utilities or outside our strategic concentration, we completed the sale of the Osprey Energy Center in our East segment on January 3, 2017, resulting in a gain on sale of assets, net of $27 million during the six months ended June 30, 2017.
Debt extinguishment costs for the six months ended June 30, 2017, consisted of $21 million in connection with the redemption of our 2023 First Lien Notes in March 2017, which is comprised of $18 million in prepayment penalty and $3 million from the write-off of debt issuance costs, as well as $3 million in debt extinguishment costs from the write-off of debt issuance costs associated with the $150 million partial repayment of our 2017 First Lien Term Loan in March 2017.

Other (income) expense, net increased by $60 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to legal settlements with former stockholders who exercised their appraisal rights which were recorded during the six months ended June 30, 2018. See Note 11 of the Notes to Consolidated Condensed Financial Statements for further information related to the legal settlements with former stockholders.
During the six months ended June 30, 2018, we recorded an income tax benefit of $50 million compared to an income tax expense of $2 million for the six months ended June 30, 2017. The favorable period-over-period change primarily resulted from changes in the effect of applying the intraperiod tax allocation rules to our results of operations and related tax expense.
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
Commodity Margin by Segment for the Three Months Ended June 30, 2018 and 2017
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended June 30, 2018 and 2017 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2018	2017	Change	% Change
Commodity Margin (in millions)	$241	$214	$27	13
Commodity Margin per MWh generated	$61.29	$59.07	$2.22	4

MWh generated (in thousands)	3,932	3,623	309	9
Average availability	78.3%	72.5%	5.8%	8
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	25.6%	23.8%	1.8%	8
Steam Adjusted Heat Rate	7,533	7,547	14	—
West — Commodity Margin in our West segment increased by $27 million, or 13%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily resulting from the positive effect of new PPAs associated with our Metcalf and Sutter Energy Centers which became effective in 2018.

Texas:	2018	2017	Change	% Change
Commodity Margin (in millions)	$151	$136	$15	11
Commodity Margin per MWh generated	$13.11	$12.58	$0.53	4

MWh generated (in thousands)	11,519	10,809	710	7
Average availability	86.2%	84.2%	2.0%	2
Average total MW in operation	8,850	8,791	59	1
Average capacity factor, excluding peakers	55.7%	56.3%	(0.6)%	(1)
Steam Adjusted Heat Rate	7,124	7,058	(66)	(1)

Texas — Commodity Margin in our Texas segment increased by $15 million, or 11%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher market Spark Spreads predominately in May 2018 and higher contribution from hedges in the second quarter of 2018 compared to the same period in 2017.

East:	2018	2017	Change	% Change
Commodity Margin (in millions)	$225	$190	$35	18
Commodity Margin per MWh generated	$37.50	$25.62	$11.88	46

MWh generated (in thousands)	6,000	7,417	(1,417)	(19)
Average availability	77.1%	87.4%	(10.3)%	(12)
Average total MW in operation	8,878	8,912	(34)	—
Average capacity factor, excluding peakers	39.0%	50.3%	(11.3)%	(22)
Steam Adjusted Heat Rate	7,832	7,646	(186)	(2)
East — Commodity Margin in our East segment increased by $35 million, or 18%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher regulatory capacity revenue in PJM and ISO-NE. The increase in Commodity Margin was partially offset by lower contribution from hedges during the second quarter of 2018 compared to the same period in 2017.

Retail:	2018	2017	Change	% Change
Commodity Margin (in millions)	$77	$107	$(30)	(28)
Retail — Commodity Margin in our retail segment decreased by $30 million, or 28%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher power supply costs in Texas in the second quarter of 2018 compared to the same period in 2017.
Commodity Margin by Segment for the Six Months Ended June 30, 2018 and 2017
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the six months ended June 30, 2018 and 2017 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2018	2017	Change	% Change
Commodity Margin (in millions)	$426	$417	$9	2
Commodity Margin per MWh generated	$47.12	$45.97	$1.15	3

MWh generated (in thousands)	9,041	9,072	(31)	—
Average availability	82.6%	79.4%	3.2%	4
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	29.5%	30.0%	(0.5)%	(2)
Steam Adjusted Heat Rate	7,345	7,410	65	1
West — Commodity Margin in our West segment increased by $9 million, or 2%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily resulting from higher market Spark Spreads and the positive effect of new PPAs associated with our Metcalf and Sutter Energy Centers which became effective in 2018. The increase in Commodity Margin was partially offset by lower contribution from hedges.

Texas:	2018	2017	Change	% Change
Commodity Margin (in millions)	$317	$261	$56	21
Commodity Margin per MWh generated	$14.98	$12.92	$2.06	16

MWh generated (in thousands)	21,166	20,207	959	5
Average availability	85.7%	85.6%	0.1%	—
Average total MW in operation	8,850	8,858	(8)	—
Average capacity factor, excluding peakers	52.5%	52.5%	—%	—
Steam Adjusted Heat Rate	7,121	7,086	(35)	—
Texas — Commodity Margin in our Texas segment increased by $56 million, or 21%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher market Spark Spreads predominately in January and May 2018 and higher revenue associated with the sale of environmental credits in the first quarter of 2018 with no similar activity in the same period in 2017.

East:	2018	2017	Change	% Change
Commodity Margin (in millions)	$409	$332	$77	23
Commodity Margin per MWh generated	$33.96	$24.79	$9.17	37

MWh generated (in thousands)	12,044	13,394	(1,350)	(10)
Average availability	83.9%	88.0%	(4.1)%	(5)
Average total MW in operation	8,895	8,919	(24)	—
Average capacity factor, excluding peakers	40.1%	45.9%	(5.8)%	(13)
Steam Adjusted Heat Rate	7,780	7,678	(102)	(1)
East — Commodity Margin in our East segment increased by $77 million, or 23%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher regulatory capacity revenue in PJM and ISO-NE and the positive effect of colder than normal weather resulting in higher power prices in January 2018 compared to the same period in 2017. Commodity Margin also increased resulting from a gain associated with the cancellation of a PPA recorded during the first quarter of 2018. The increase in Commodity Margin was partially offset by lower contribution from hedges during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Retail:	2018	2017	Change	% Change
Commodity Margin (in millions)	$154	$195	$(41)	(21)
Retail — Commodity Margin in our retail segment decreased by $41 million, or 21%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to colder than normal weather in January 2018 and higher purchased energy and capacity supply costs in Texas and the Northeast during the six months ended June 30, 2018 compared to the same period in 2017.

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
Liquidity
The following table provides a summary of our liquidity position at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents, corporate(1)	$139	$228
Cash and cash equivalents, non-corporate	62	56
Total cash and cash equivalents	201	284
Restricted cash	133	159
Corporate Revolving Facility availability(2)	614	1,161
CDHI letter of credit facility availability	33	56
Short Term Credit Facility availability(3)	300	—
Other facilities availability(4)	4	—
Total current liquidity availability(5)	$1,285	$1,660
____________

(1)
Includes $41 million and $4 million of margin deposits posted with us by our counterparties at June 30, 2018 and December 31, 2017, respectively. See Note 8 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

(2)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. The availability under our Corporate Revolving Facility decreased primarily due to payments associated with the consummation of the Merger on March 8, 2018 and an increase in collateral requirements during the six months ended June 30, 2018 as discussed below. On May 18, 2018, we amended our Corporate Revolving Facility to increase the capacity by approximately $220 million from $1.47 billion to approximately $1.69 billion.

(3)
On April 11, 2018, we executed our Short Term Credit Facility which allows us unrestricted access to an additional $300 million in liquidity until August 31, 2018. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our Short Term Credit Facility.

(4)
During the second quarter of 2018, we executed two unsecured $50 million letter of credit facilities with third party financial institutions, each maturing on June 20, 2020. On July 26, 2018, we upsized one of the letter of credit facilities to $100 million.

(5)
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
In addition to funding our operations, our principal uses of liquidity and capital resources include, but are not limited to, collateral requirements to support our commercial hedging and optimization activities. During the first half of 2018, forward wholesale power prices in ERCOT improved meaningfully, requiring us to post incremental cash collateral and letters of credit with hedging counterparties. In order to meet the need for additional collateral while maintaining sufficient liquidity for other uses, we executed a $300 million Short Term Credit Facility on April 11, 2018. A significant portion of the incremental collateral postings will be short-term in nature because, as our Summer 2018 hedge positions liquidate, the collateral will be returned to us.

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
We have never paid cash dividends on our common stock. Future cash dividends, if any, may be authorized at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, asset sales, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of June 30, 2018, an increase of $1/MMBtu in natural gas prices would result in a increase of collateral required by approximately $348 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $264 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at June 30, 2018, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $131 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by approximately $133 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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

Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Corporate Revolving Facility(1)	$800	$629
CDHI	267	244
Various project financing facilities	217	196
Other corporate facilities(2)	96	—
Total	$1,380	$1,069
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.

(2)
During the second quarter of 2018, we executed two unsecured $50 million letter of credit facilities with third party financial institutions, each maturing on June 20, 2020. On July 26, 2018, we upsized one of the letter of credit facilities to $100 million.

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
Cash Flow Activities
The following table summarizes our cash flow activities for the six months ended June 30, 2018 and 2017 (in millions):

	2018	2017
Beginning cash and cash equivalents	$443	$606
Net cash provided by (used in):
Operating activities	56	264
Investing activities	(234)	(106)
Financing activities	69	(337)
Net decrease in cash, cash equivalents and restricted cash	(109)	(179)
Ending cash, cash equivalents and restricted cash	$334	$427
Net Cash Provided By Operating Activities
Cash provided by operating activities for the six months ended June 30, 2018, was $56 million compared to $264 million for the six months ended June 30, 2017. The decrease was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $142 million for the six months ended June 30, 2018, compared to the same period in 2017. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in subsidiaries, gain on sale of assets and mark-to-market activity. The increase in income from operations was primarily driven by a $94 million increase in Commodity revenue, net of Commodity expense, excluding non-cash amortization and a $67 million decrease in operating and maintenance expense. See “Results of Operations for the Six months ended June 30, 2018 and 2017” above for further discussion of these changes.

•
Working capital employed — Working capital employed increased by $359 million for the six months ended June 30, 2018 compared to the same period in 2017 after adjusting for changes in debt extinguishment costs and mark-to-market related balances which did not impact cash provided by operating activities. This change was primarily due to an increase in net collateral margining requirements on our commodity hedging activities following a meaningful increase in forward commodity prices during the period ended June 30, 2018 as well as an increase in the purchase of both environmental products inventory and parts inventory necessary to manage business requirements.

Net Cash Used In Investing Activities
Cash used in investing activities for the six months ended June 30, 2018, was $234 million compared to $106 million for the six months ended June 30, 2017. The increase was primarily due to:

•
Capital expenditures — Capital expenditures for the six months ended June 30, 2018, were $231 million, an increase of $44 million over the six month period ended June 30, 2017. The increase was primarily due to additional capitalization of seasonal maintenance outage costs during 2018 when compared to 2017.

•
Acquisitions and Divestitures — During the six months ended June 30, 2017, we closed on the acquisition of the retail electric provider North American Power for a net purchase price paid of $111 million and also closed on the sale of Osprey Energy Center receiving net proceeds of $162 million. There were no similar acquisitions or divestitures during the six months ended June 30, 2018.

Net Cash Provided By (Used In) Financing Activities
Cash provided by financing activities for the six months ended June 30, 2018, was $69 million compared to cash used in financing activities of $337 million for the six months ended June 30, 2017. The increase was primarily due to:

•
First Lien Term Loans and First Lien Notes — During the six months ended June 30, 2017, we received proceeds of $396 million from the issuance of the 2019 First Lien Term Loan which was used, together with cash on hand, to redeem $453 million of the 2023 First Lien Notes. In addition, we used cash on hand to repay $150 million of our outstanding 2017 First Lien Term Loan. There were no similar activities during the six months ended June 30, 2018.

•
Corporate Revolving Facility — During the six months ended June 30, 2018, we borrowed $275 million under our Corporate Revolving Facility. There were no borrowings under our Corporate Revolving Facility during the six months ended June 30, 2017.

•
Stock Repurchases — During the six months ended June 30, 2018, we repurchased $79 million of our equity classified share-based awards on the effective date of the Merger. There was no similar activity during the first half of 2017.

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
SDG&E holds a call option to purchase OMEC for $377 million, which is exercisable through October 2018. If the call option period to purchase OMEC expires without the call option being exercised, we will evaluate the fair market value of the facility which, accordingly, could result in a write down of the carrying value of OMEC. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information regarding the call option on OMEC.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $472 million at June 30, 2018, when compared to approximately $392 million at December 31, 2017, and our derivative liabilities have increased to approximately $438 million at June 30, 2018, when compared to approximately $316 million at December 31, 2017. The fair value of our level 3 derivative assets and liabilities at June 30, 2018 represents approximately 37% and 20% of our total assets and liabilities measured at fair value, respectively. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2018, through June 30, 2018, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2018	$81	$(5)	$76
Items recognized or otherwise settled during the period(1)(2)	(26)	9	(17)
Fair value attributable to new contracts(3)	60	—	60
Changes in fair value attributable to price movements	(141)	56	(85)
Fair value of contracts outstanding at June 30, 2018(4)	$(26)	$60	$34
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $(13) million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $13 million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $8 million related to realized losses from settlements of designated cash flow hedges and $1 million related to realized losses from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $12 million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

(4)
We netted all amounts allowed under the derivative accounting guidance on the Consolidated Condensed Balance Sheet, which includes derivative transactions under enforceable master netting arrangements and related cash collateral. Net commodity and interest rate derivative assets and liabilities reported in Notes 6 and 7 of the Notes to Consolidated Condensed Financial Statements are shown net of collateral paid to and received from counterparties under legally enforceable master netting arrangements..

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at June 30, 2018, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2018	2019-2020	2021-2022	After 2022	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(59)	(105)	6	1	(157)
Prices based on models and other valuation methods	(15)	114	20	12	131
Total fair value	$(74)	$9	$26	$13	$(26)
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

The table below presents the high, low and average of our daily VAR for the three and six months ended June 30, 2018 and 2017 (in millions):

	2018	2017
Three months ended June 30:
High	$45	$22
Low	$24	$16
Average	$33	$19

Six months ended June 30:
High	$45	$22
Low	$19	$16
Average	$30	$19
As of June 30	$34	$21
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
We have concentrations of credit risk with a few of our wholesale counterparties and retail customers relating to our sales of power and steam and our hedging, optimization and trading activities. For example, our wholesale business currently has contracts with the three investor owned California utilities which could be affected should they be found liable for recent wildfires in California and, accordingly, incur substantial costs associated with the wildfires. We cannot predict the ultimate outcome of this matter and continue to monitor the proceedings.

We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at June 30, 2018, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of June 30, 2018)	2018	2019-2020	2021-2022	After 2022	Total
Investment grade	$(76)	$(57)	$17	$(1)	$(117)
Non-investment grade	(9)	1	(11)	1	(18)
No external ratings(1)	11	65	20	13	109
Total fair value	$(74)	$9	$26	$13	$(26)
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third party credit agencies due to the nature and size of the customers.
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(31) million at June 30, 2018.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Some of the capacity from our existing portfolio is sold under long-term PPAs that expire at various times. We seek to sell any capacity not sold under long-term PPAs, on a short-term basis as market opportunities arise. Our non-contracted capacity is generally sold on the spot market at current market prices as merchant energy. When the terms of each of our various PPAs expire, it is possible that the price paid to us for the generation of power under subsequent arrangements or in short-term markets may be significantly less than the price that had been paid to us under the PPA. Without the benefit of long-term PPAs, we may not be able to sell any or all of the capacity from these power plants at commercially attractive rates and these power plants may not be able to operate profitably. Certain of our PPAs have values in excess of current market prices. If a counterparty to a PPA were to seek bankruptcy protection under Chapter 11 or liquidation under Chapter 7 of the U.S. Bankruptcy Code, they may be able to terminate the PPA. We are at risk of loss of margins to the extent that these contracts expire or are terminated and we are unable to replace them on comparable terms.
For example, our wholesale business currently has contracts with the three investor owned California utilities which could be affected should they be found liable for recent wildfires in California and, accordingly, incur substantial costs associated with the wildfires. We cannot predict the ultimate outcome of this matter and continue to monitor the proceedings. However, should the outcome in the matter be unfavorable, our business may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

4.1
Stockholders Agreement, dated March 8, 2018, by and between Calpine Corporation and CPN Management, LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on From 8-K filed with the SEC on March 8, 2018).

10.1	Amended and Restated Limited Partnership Agreement of CPN Management, LP a Delaware Limited Partnership, dated March 8, 2018.†

10.2
Amendment No. 8 to the Credit Agreement, dated as of May 18, 2018, among Calpine Corporation, as borrower, the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on May 21, 2018).

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
Date: August 8, 2018