Form 10-Q
period 2018-09-30
CALPINE CORP
filed 2018-11-08
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-12079
______________________
Calpine Corporation
(A Delaware Corporation)
I.R.S. Employer Identification No. 77-0212977
717 Texas Avenue, Suite 1000, Houston, Texas 77002
Telephone: (713) 830-2000
Not Applicable
(Former Address)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [    ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X]        No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.2 shares of common stock, par value $0.001, were outstanding as of November 8, 2018, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

i

DEFINITIONS
As used in this report for the quarter ended September 30, 2018 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Short Term Credit Facility
The $300 million aggregate amount credit agreement, dated as of April 11, 2018, among Calpine Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, which was terminated on August 17, 2018

v

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

•
Extensive competition in our wholesale and retail businesses, including from renewable sources of power, interference by states in competitive power markets through subsidies or similar support for new or existing power plants, lower prices and other incentives offered by retail competitors, and other risks associated with marketing and selling power in the evolving energy markets;

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
Where You Can Find Other Information
Our website is www.calpine.com. Information contained on our website is not part of this Report. Information that we furnish or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, through our website. Our SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues:
Commodity revenue	$2,845	$2,506	$7,362	$6,714
Mark-to-market gain (loss)	40	76	(220)	224
Other revenue	5	4	16	13
Operating revenues	2,890	2,586	7,158	6,951
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,912	1,711	5,128	4,757
Mark-to-market (gain) loss	(66)	10	(143)	185
Fuel and purchased energy expense	1,846	1,721	4,985	4,942
Operating and maintenance expense	248	228	765	812
Depreciation and amortization expense	179	179	566	542
General and other administrative expense	31	37	122	117
Other operating expenses	23	23	79	63
Total operating expenses	2,327	2,188	6,517	6,476
Impairment losses	—	12	—	41
(Gain) on sale of assets, net	—	—	—	(27)
(Income) from unconsolidated subsidiaries	(5)	(7)	(16)	(17)
Income from operations	568	393	657	478
Interest expense	158	156	466	469
Debt extinguishment costs	1	1	1	26
Other (income) expense, net	3	7	72	16
Income (loss) before income taxes	406	229	118	(33)
Income tax expense (benefit)	128	(2)	78	—
Net income (loss)	278	231	40	(33)
Net income attributable to the noncontrolling interest	(6)	(6)	(14)	(14)
Net income (loss) attributable to Calpine	$272	$225	$26	$(47)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$278	$231	$40	$(33)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	13	(3)	76	(44)
Reclassification adjustment for loss on cash flow hedges realized in net income (loss)	—	11	7	37
Foreign currency translation gain (loss)	1	7	(7)	13
Income tax benefit (expense)	1	(1)	(3)	(3)
Other comprehensive income	15	14	73	3
Comprehensive income (loss)	293	245	113	(30)
Comprehensive (income) attributable to the noncontrolling interest	(7)	(7)	(17)	(15)
Comprehensive income (loss) attributable to Calpine	$286	$238	$96	$(45)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2018	2017
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($65 and $39 attributable to VIEs)	$534	$284
Accounts receivable, net of allowance of $11 and $9	936	970
Inventories	546	498
Margin deposits and other prepaid expense	244	203
Restricted cash, current ($128 and $74 attributable to VIEs)	213	134
Derivative assets, current	159	174
Other current assets	36	43
Total current assets	2,668	2,306
Property, plant and equipment, net ($3,943 and $4,048 attributable to VIEs)	12,494	12,724
Restricted cash, net of current portion ($15 and $24 attributable to VIEs)	16	25
Investments in unconsolidated subsidiaries	119	106
Long-term derivative assets	207	218
Goodwill	242	242
Intangible assets, net	440	512
Other assets ($27 and $22 attributable to VIEs)	274	320
Total assets	$16,460	$16,453
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$743	$777
Accrued interest payable	138	104
Debt, current portion ($462 and $175 attributable to VIEs)	512	225
Derivative liabilities, current	222	197
Other current liabilities	557	571
Total current liabilities	2,172	1,874
Debt, net of current portion ($1,861 and $2,238 attributable to VIEs)	10,795	11,180
Long-term derivative liabilities	126	119
Other long-term liabilities	255	213
Total liabilities	13,348	13,386

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock, $0.001 par value per share; authorized 5,000 and 1,400,000,000 shares, respectively, 105.2 and 361,677,891 shares issued, respectively, and 105.2 and 360,516,091 shares outstanding, respectively	—	—
Treasury stock, at cost, nil and 1,161,800 shares, respectively	—	(15)
Additional paid-in capital	9,582	9,661
Accumulated deficit	(6,526)	(6,552)
Accumulated other comprehensive loss	(36)	(106)
Total Calpine stockholders’ equity	3,020	2,988
Noncontrolling interest	92	79
Total stockholders’ equity	3,112	3,067
Total liabilities and stockholders’ equity	$16,460	$16,453

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(120)	—	—	—	(98)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(6)	(6)
Net income	—	—	—	26	—	14	40
Other comprehensive income	—	—	—	—	70	3	73
Balance, September 30, 2018	$—	$—	$9,582	$(6,526)	$(36)	$92	$3,112

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss)	$40	$(33)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization(1)	642	691
Debt extinguishment costs	1	26
Deferred income taxes	69	12
Impairment losses	—	41
Gain on sale of assets, net	—	(27)
Mark-to-market activity, net	73	(40)
(Income) from unconsolidated subsidiaries	(16)	(17)
Return on investments from unconsolidated subsidiaries	5	22
Stock-based compensation expense	57	31
Other	16	(4)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	35	(86)
Derivative instruments, net	61	(10)
Other assets	(260)	60
Accounts payable and accrued expenses	81	95
Other liabilities	69	64
Net cash provided by operating activities	873	825
Cash flows from investing activities:
Purchases of property, plant and equipment	(314)	(248)
Proceeds from sale of Auburndale Peaking Energy Center and Osprey Energy Center	10	162
Purchase of North American Power, net of cash acquired	—	(111)
Other	(9)	35
Net cash used in investing activities	(313)	(162)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	—	396
Repayment of CCFC Term Loan, CCFC Term Loans and First Lien Term Loans	(31)	(435)
Repurchase of First Lien Notes	—	(453)
Borrowings under Corporate Revolving Facility	325	25
Repayments of Corporate Revolving Facility	(325)	(25)
Repayments of project financing, notes payable and other	(89)	(90)
Distribution to noncontrolling interest holder	(6)	(8)
Financing costs	(12)	(26)
Stock repurchases	(79)	—
Shares repurchased for tax withholding on stock-based awards	(7)	(6)
Other	(16)	1
Net cash used in financing activities	(240)	(621)
Net increase in cash, cash equivalents and restricted cash	320	42
Cash, cash equivalents and restricted cash, beginning of period	443	606
Cash, cash equivalents and restricted cash, end of period(2)	$763	$648

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$401	$412
Income taxes	$10	$10
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
September 30, 2018
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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

The table below represents the components of our restricted cash as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018			December 31, 2017
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$24	$7	$31	$11	$8	$19
Construction/major maintenance	32	6	38	28	16	44
Security/project/insurance	153	—	153	92	—	92
Other	4	3	7	3	1	4
Total	$213	$16	$229	$134	$25	$159
Business Interruption Proceeds — We record business interruption insurance proceeds in operating revenues when they are realizable and recorded approximately nil and $6 million of business interruption proceeds during the three months ended September 30, 2018 and 2017, respectively, and $14 million and $7 million during the nine months ended September 30, 2018 and 2017, respectively.
Property, Plant and Equipment, Net — At September 30, 2018 and December 31, 2017, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30, 2018	December 31, 2017	Depreciable Lives
Buildings, machinery and equipment	$16,405	$16,506	1.5	–	46	Years
Geothermal properties	1,500	1,494	13	–	58	Years
Other	268	236	3	–	46	Years
	18,173	18,236
Less: Accumulated depreciation	6,698	6,383
	11,475	11,853
Land	121	117
Construction in progress	898	754
Property, plant and equipment, net	$12,494	$12,724
Depreciable Lives — During the first quarter of 2018, we reviewed our accounting policies related to depreciation associated with our estimates of useful lives related to our componentized balance of plant parts. As a result, the useful lives of our rotable parts are now generally estimated to range from 1.5 to 12 years. Our change in the method of depreciation for rotable parts is considered a change in accounting estimate and will result in changes to our depreciation expense prospectively. The change in estimate resulted in an increase (decrease) to our net income attributable to Calpine of $2 million and $(41) million for the three and nine months ended September 30, 2018, respectively.
Capitalized Interest — The total amount of interest capitalized was $7 million and $7 million during the three months ended September 30, 2018 and 2017, respectively, and $21 million and $20 million during the nine months ended September 30, 2018 and 2017, respectively.
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
New Accounting Standards and Disclosure Requirements
Revenue Recognition — On January 1, 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The comprehensive new revenue recognition standard supersedes all pre-existing revenue recognition guidance. The core principle of Topic 606 is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding the recognition of revenue from contracts with customers. We adopted the new revenue recognition standards under Topic 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts continue to be reported in accordance with historical accounting standards. The adoption of Topic 606 resulted in no adjustment to our opening retained earnings as of January 1, 2018. There was no material effect to our revenues, results of operations or cash flows for the nine months ended September 30, 2018 from the adoption of Topic 606 and we do not expect the new revenue standard to have a material effect on our results of operations in future periods. See Note 3 for additional disclosures required by Topic 606.
Leases — In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases.” The comprehensive new lease standard will supersede all existing lease guidance. The standard requires that a lessee should recognize a right-to-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. Entities may make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For lessors, the accounting for leases remains substantially unchanged. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period and requires modified retrospective adoption with early adoption permitted. In January 2018, the FASB issued Accounting Standards Update 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” that allows an entity to not evaluate existing and expired land easements that were not previously accounted for as leases upon adoption of Accounting Standards Update 2016-02. Any land easements entered into prospectively or modified after adoption should be evaluated to assess whether they meet the definition of a lease. In July 2018, the FASB issued Accounting Standards Update 2018-10 “Codification Improvements to Topic 842, Leases” which clarifies, corrects or consolidates authoritative guidance issued in Accounting Standards Update 2016-02 and is effective upon adoption of Accounting Standards Update 2016-02. Also in July 2018, the FASB issued Accounting Standards Update 2018-11 “Leases (Topic 842): Targeted Improvements” which provides a new transitional method to adopt the new leases standard and a practical expedient for lessors in applying the provisions of the new leases standard, which is effective upon adoption of Accounting Standards Update 2016-02. We plan to adopt the standards in the first quarter of 2019 and will elect a number of the practical expedients in our implementation of the standards. We have completed our initial evaluation of the standards and believe that the key changes that will affect us relate to our accounting for operating leases for which we are the lessee that are currently off-balance sheet and the evaluation of new tolling contracts as a result of the effects of the removal of the real estate guidance. Additionally, we are currently evaluating the effect of the additional recognition and disclosure requirements under the standards on our current processes and controls.
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
Fair Value Measurements — In August 2018, the FASB issued Accounting Standards Update 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The standard removes, modifies and adds disclosures about fair value measurements and is effective for fiscal years beginning after December 15, 2019. The changes required by this standard to remove or modify disclosures may be early adopted with adoption of the additional disclosures required by this standard delayed until their effective date. We do not anticipate a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.

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
We recorded approximately $1 million and $11 million for the three months ended September 30, 2018 and 2017, respectively, and $33 million and $11 million for the nine months ended September 30, 2018 and 2017, respectively, in Merger-related costs which was recorded in other operating expenses on our Consolidated Condensed Statements of Operations and primarily related to legal, investment banking and other professional fees associated with the Merger. We elected not to apply pushdown accounting in connection with the consummation of the Merger.

3.	Revenue from Contracts with Customers
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our revenue for the three and nine months ended September 30, 2018 by reportable segment (in millions). See Note 13 for a description of our segments.

	Three Months Ended September 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$369	$470	$221	$543	$—	$1,603
Capacity	51	23	190	—	—	264
Revenues relating to physical or executory contracts – third party	$420	$493	$411	$543	$—	$1,867

Affiliate(1):	$9	$11	$20	$—	$(40)	$—

Revenues relating to leases and derivative instruments(2)						$1,023
Total operating revenues						$2,890

	Nine Months Ended September 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$744	$1,100	$473	$1,437	$—	$3,754
Capacity	105	72	479	—	—	656
Revenues relating to physical or executory contracts – third party	$849	$1,172	$952	$1,437	$—	$4,410

Affiliate(1):	$22	$24	$62	$2	$(110)	$—

Revenues relating to leases and derivative instruments(2)						$2,748
Total operating revenues						$7,158
___________

(1)
Affiliate energy, other and capacity revenues reflect revenues on transactions between wholesale and retail affiliates excluding affiliate activity related to leases and derivative instruments. All such activity supports retail supply needs from the wholesale business and/or allows for collateral margin netting efficiencies at Calpine.

(2)
Revenues relating to contracts accounted for as leases and derivatives include energy and capacity revenues relating to PPAs that we are required to account for as operating leases and physical and financial commodity derivative contracts, primarily relating to power, natural gas and environmental products. Revenue related to derivative instruments includes revenue recorded in Commodity revenue and mark-to-market gain (loss) within our operating revenues on our Consolidated Condensed Statements of Operations.

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
Changes in estimates for our contracts are not material and revisions to estimates are recognized when the amounts can be reasonably estimated. Unbilled retail sales are based upon estimates of customer usage since the date of the last meter reading provided by the ISOs or electric distribution companies by applying the estimated revenue per KWh by customer class to the estimated number of KWhs delivered but not yet billed. Estimated amounts are adjusted when actual usage is known and billed. During the three and nine months ended September 30, 2018, there were no significant changes to revenue amounts recognized in prior periods as a result of a change in estimates. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from our operating revenues.
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
Changes in accounts receivable relating to our customers is primarily due to the timing difference between payment and when the good or service is provided. During the three and nine months ended September 30, 2018, there were no significant changes in accounts receivable other than normal billing and collection transactions and there were no material credit or impairment losses recognized relating to accounts receivable balances associated with contracts with customers.
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
At September 30, 2018 and December 31, 2017, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at September 30, 2018 was $14 million. The revenue recognized during the three and nine months ended September 30, 2018, relating to the deferred revenue balance at the beginning of each period was $18 million and $17 million, respectively, and resulted from our performance under the customer contracts. The change in the deferred revenue balance during the three and nine months ended September 30, 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.
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
At both September 30, 2018 and December 31, 2017, the capitalized contract cost balance was not material. There were no impairment losses or changes in amortization during the three and nine months ended September 30, 2018 and amortization of contract costs during the three and nine months ended September 30, 2018 was immaterial.
Performance Obligations not yet Satisfied
As of September 30, 2018, we have entered into certain contracts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $185 million, $606 million, $507 million, $468 million and $201 million that will be recognized during the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, and $46 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

4.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the nine months ended September 30, 2018. See Note 6 in our 2017 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 7,880 MW and 7,880 MW at September 30, 2018 and December 31, 2017, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil during each of the three and nine months ended September 30, 2018 and 2017.
OMEC — OMEC has a ten-year tolling agreement with SDG&E which commenced on October 3, 2009. Under a ground lease agreement, OMEC holds a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which is exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E, which will commence on October 3, 2019. The RA contract is subject to lender and regulatory approval. In the event that lender and regulatory approval is received, we will continue to own and operate the OMEC facility and will relinquish the put option rights held under the current ground lease agreement. In the event that regulatory or lender approval is not obtained for the new RA contract, OMEC will retain the right to exercise the put option for the sale of the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, with the sale occurring upon the conclusion of the tolling agreement on October 3, 2019.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At September 30, 2018 and December 31, 2017, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of September 30, 2018	September 30, 2018	December 31, 2017
Greenfield LP	50%	$101	$92
Whitby	50%	12	6
Calpine Receivables	100%	6	8
Total investments in unconsolidated subsidiaries		$119	$106
Our risk of loss related to our investments in Greenfield LP and Whitby is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $53 million which consists of our notes receivable from Calpine Receivables at September 30, 2018 and our initial investment associated with Calpine Receivables. See Note 12 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2018 and December 31, 2017, Greenfield LP’s debt was approximately $233 million and $256 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $116 million and $128 million at September 30, 2018 and December 31, 2017, respectively. On October 5, 2018, Greenfield LP refinanced and upsized its debt. Following this transaction, Greenfield LP’s debt was approximately $313 million and our share of such debt would be approximately $156 million.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three and nine months ended September 30, 2018 and 2017, is recorded in (income) from unconsolidated subsidiaries. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Greenfield LP	$(2)	$(5)	$(6)	$(11)
Whitby	(3)	(2)	(11)	(6)
Calpine Receivables	—	—	1	—
Total	$(5)	$(7)	$(16)	$(17)
Distributions from Greenfield LP were nil during each of the three and nine months ended September 30, 2018 and $4 million during each of the three and nine months ended September 30, 2017. Distributions from Whitby were nil and $5 million during the three and nine months ended September 30, 2018, respectively, and $2 million and $18 million during the three and nine months ended September 30, 2017, respectively. Following the debt refinancing transaction in the fourth quarter of 2018, we received a distribution of $48 million from Greenfield LP. We did not have material distributions from our investment in Calpine Receivables for the three and nine months ended September 30, 2018 and 2017.

5.	Debt
Our debt at September 30, 2018 and December 31, 2017, was as follows (in millions):

	September 30, 2018	December 31, 2017
Senior Unsecured Notes	$3,421	$3,417
First Lien Term Loans	2,981	2,995
First Lien Notes	2,399	2,396
Project financing, notes payable and other	1,419	1,498
CCFC Term Loan	976	984
Capital lease obligations	111	115
Subtotal	11,307	11,405
Less: Current maturities	512	225
Total long-term debt	$10,795	$11,180
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, increased to 5.7% for the nine months ended September 30, 2018, from 5.4% for the same period in 2017.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	September 30, 2018	December 31, 2017
2023 Senior Unsecured Notes	$1,241	$1,239
2024 Senior Unsecured Notes	644	644
2025 Senior Unsecured Notes	1,536	1,534
Total Senior Unsecured Notes	$3,421	$3,417
First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	September 30, 2018	December 31, 2017
2019 First Lien Term Loan	$389	$389
2023 First Lien Term Loans	1,060	1,064
2024 First Lien Term Loan	1,532	1,542
Total First Lien Term Loans	$2,981	$2,995
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	September 30, 2018	December 31, 2017
2022 First Lien Notes	$743	$741
2024 First Lien Notes	486	485
2026 First Lien Notes	1,170	1,170
Total First Lien Notes	$2,399	$2,396

Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Corporate Revolving Facility(1)	$524	$629
CDHI	245	244
Various project financing facilities	232	196
Other corporate facilities(2)	143	—
Total	$1,144	$1,069
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.

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
Short Term Credit Facility — On April 11, 2018, we entered into a credit agreement which allowed us access to $300 million in aggregate available borrowings until August 31, 2018. We did not make any cash draws on the Short Term Credit Facility which we terminated on August 17, 2018.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,126	$3,421	$3,294	$3,417
First Lien Term Loans	3,019	2,981	3,043	2,995
First Lien Notes	2,347	2,399	2,437	2,396
Project financing, notes payable and other(1)	1,351	1,330	1,439	1,409
CCFC Term Loan	994	976	1,000	984
Total	$10,837	$11,107	$11,213	$11,201
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$196	$—	$—	$196
Commodity instruments:
Commodity exchange traded derivatives contracts	595	—	—	595
Commodity forward contracts(2)	—	416	223	639
Interest rate hedging instruments	—	82	—	82
Effect of netting and allocation of collateral(3)(4)	(595)	(330)	(25)	(950)
Total assets	$196	$168	$198	$562
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$584	$—	$—	$584
Commodity forward contracts(2)	—	588	135	723
Interest rate hedging instruments	—	12	—	12
Effect of netting and allocation of collateral(3)(4)	(584)	(362)	(25)	(971)
Total liabilities	$—	$238	$110	$348

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$131	$—	$—	$131
Commodity instruments:
Commodity exchange traded derivatives contracts	746	—	—	746
Commodity forward contracts(2)	—	327	265	592
Interest rate hedging instruments	—	29	—	29
Effect of netting and allocation of collateral(3)(4)	(746)	(206)	(23)	(975)
Total assets	$131	$150	$242	$523
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$790	$—	$—	$790
Commodity forward contracts(2)	—	461	68	529
Interest rate hedging instruments	—	34	—	34
Effect of netting and allocation of collateral(3)(4)	(790)	(224)	(23)	(1,037)
Total liabilities	$—	$271	$45	$316
___________

(1)
At September 30, 2018 and December 31, 2017, we had cash equivalents of $49 million and $21 million included in cash and cash equivalents and $147 million and $110 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $(11) million, $32 million and nil, respectively, at September 30, 2018. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $44 million, $18 million and nil, respectively, at December 31, 2017.

At September 30, 2018 and December 31, 2017, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at September 30, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$57	Discounted cash flow	Market price (per MWh)	$4.23	—	$326.13	/MWh
Power Congestion Products	$20	Discounted cash flow	Market price (per MWh)	$(9.34)	—	$18.16	/MWh
Natural Gas Contracts	$1	Discounted cash flow	Market price (per MMBtu)	$1.08	—	$12.35	/MMBtu

	December 31, 2017
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$149	Discounted cash flow	Market price (per MWh)	$4.13	—	$119.20	/MWh
Power Congestion Products	$11	Discounted cash flow	Market price (per MWh)	$(10.54)	—	$9.13	/MWh
Natural Gas Contracts	$34	Discounted cash flow	Market price (per MMBtu)	$1.62	—	$13.67	/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$131	$303	$197	$416
Realized and mark-to-market gains (losses):
Included in net income (loss):
Included in operating revenues(1)	(99)	26	(84)	125
Included in fuel and purchased energy expense(2)	18	(12)	27	(1)
Change in collateral	—	4	—	(4)
Purchases and settlements:
Purchases	4	1	12	2
Settlements	37	(40)	(56)	(129)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	(1)	3	—	(5)
Transfers out of level 3(5)	(2)	(3)	(8)	(122)
Balance, end of period	$88	$282	$88	$282
Change in unrealized gains (losses) relating to instruments still held at end of period	$(81)	$14	$(57)	$124
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and nine months ended September 30, 2018 and 2017.

(4)
We had $(1) million in losses and $3 million in gains transferred out of level 2 into level 3 for the three months ended September 30, 2018 and 2017, respectively, and nil and $(5) million in losses transferred out of level 2 into level 3 for the nine months ended September 30, 2018 and 2017, respectively, due to changes in market liquidity in various power markets.

(5)
We had $2 million and $3 million in gains transferred out of level 3 into level 2 for the three months ended September 30, 2018 and 2017, respectively, and $8 million and $122 million in gains transferred out of level 3 into level 2 for the nine months ended September 30, 2018 and 2017, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three and nine months ended September 30, 2018 and 2017.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of September 30, 2018, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 7 years.
As of September 30, 2018 and December 31, 2017, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	September 30, 2018	December 31, 2017
Power (MWh)	(150)	(119)
Natural gas (MMBtu)	1,181	405
Environmental credits (Tonnes)	20	12
Interest rate hedging instruments	$4,600	$4,600
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of September 30, 2018, was $200 million for which we have posted collateral of $142 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $5 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.
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
The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$478	$(478)	$—
Commodity forward contracts	367	(243)	124
Interest rate hedging instruments	35	—	35
Total current derivative assets(2)	$880	$(721)	$159
Commodity exchange traded derivatives contracts	117	(117)	—
Commodity forward contracts	272	(112)	160
Interest rate hedging instruments	47	—	47
Total long-term derivative assets(2)	$436	$(229)	$207
Total derivative assets	$1,316	$(950)	$366

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(435)	$435	$—
Commodity forward contracts	(486)	272	(214)
Interest rate hedging instruments	(8)	—	(8)
Total current derivative (liabilities)(2)	$(929)	$707	$(222)
Commodity exchange traded derivatives contracts	(149)	149	—
Commodity forward contracts	(237)	115	(122)
Interest rate hedging instruments	(4)	—	(4)
Total long-term derivative (liabilities)(2)	$(390)	$264	$(126)
Total derivative liabilities	$(1,319)	$971	$(348)
Net derivative assets (liabilities)	$(3)	$21	$18

	December 31, 2017
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$672	$(672)	$—
Commodity forward contracts	361	(194)	167
Interest rate hedging instruments	7	—	7
Total current derivative assets(3)	$1,040	$(866)	$174
Commodity exchange traded derivatives contracts	74	(74)	—
Commodity forward contracts	231	(32)	199
Interest rate hedging instruments	22	(3)	19
Total long-term derivative assets(3)	$327	$(109)	$218
Total derivative assets	$1,367	$(975)	$392

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(702)	$702	$—
Commodity forward contracts	(389)	209	(180)
Interest rate hedging instruments	(17)	—	(17)
Total current derivative (liabilities)(3)	$(1,108)	$911	$(197)
Commodity exchange traded derivatives contracts	(88)	88	—
Commodity forward contracts	(140)	35	(105)
Interest rate hedging instruments	(17)	3	(14)
Total long-term derivative (liabilities)(3)	$(245)	$126	$(119)
Total derivative liabilities	$(1,353)	$1,037	$(316)
Net derivative assets (liabilities)	$14	$62	$76
____________

(1)
At September 30, 2018 and December 31, 2017, we had $178 million and $155 million, respectively, of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At September 30, 2018, current and long-term derivative assets are shown net of collateral of $(43) million and $(2) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $30 million and $36 million, respectively.

(3)
At December 31, 2017, current and long-term derivative assets are shown net of collateral of $(8) million and $(2) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $52 million and $20 million, respectively.

	September 30, 2018		December 31, 2017
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$80	$12	$26	$31
Total derivatives designated as cash flow hedging instruments	$80	$12	$26	$31

Derivatives not designated as hedging instruments:
Commodity instruments	$284	$336	$366	$285
Interest rate hedging instruments	2	—	—	—
Total derivatives not designated as hedging instruments	$286	$336	$366	$285
Total derivatives	$366	$348	$392	$316
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized gain (loss)(1)(2)
Commodity derivative instruments	$45	$(53)	$111	$20
Total realized gain (loss)	$45	$(53)	$111	$20

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$106	$66	$(77)	$39
Interest rate hedging instruments	1	—	4	1
Total mark-to-market gain (loss)	$107	$66	$(73)	$40
Total activity, net	$152	$13	$38	$60
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$34	$60	$(142)	$252
Derivatives contracts included in fuel and purchased energy expense(2)(3)	117	(47)	176	(193)
Interest rate hedging instruments included in interest expense	1	—	4	1
Total activity, net	$152	$13	$38	$60

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

	Three Months Ended September 30,		Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2018	2017	2018	2017	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$13	$7	$—	$(10)	Interest expense
Interest rate hedging instruments(1)(2)	—	1	—	(1)	Depreciation expense
Total	$13	$8	$—	$(11)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)
	2018	2017	2018	2017	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$82	$(12)	$(6)	$(32)	Interest expense
Interest rate hedging instruments(1)(2)	1	5	(1)	(5)	Depreciation expense
Total	$83	$(7)	$(7)	$(37)
____________

(1)
We recorded nil and $1 million in gains on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three and nine months ended September 30, 2018. We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three and nine months ended September 30, 2017.

(2)
We recorded an income tax benefit of $1 million and income tax expense of $1 million for the three months ended September 30, 2018 and 2017, respectively, and income tax expense of $3 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge gains (losses) attributable to Calpine, net of tax, remaining in AOCI were $5 million and $(72) million at September 30, 2018 and December 31, 2017, respectively. Cumulative cash flow hedge (losses) attributable to the noncontrolling interest, net of tax, remaining in AOCI were $(3) million and $(6) million at September 30, 2018 and December 31, 2017, respectively.

We estimate that pre-tax net gains of $14 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Margin deposits(1)	$223	$221
Natural gas and power prepayments	30	23
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$253	$244

Letters of credit issued	$946	$885
First priority liens under power and natural gas agreements	77	102
First priority liens under interest rate hedging instruments	12	31
Total letters of credit and first priority liens with our counterparties	$1,035	$1,018

Margin deposits posted with us by our counterparties(1)(3)	$24	$4
Letters of credit posted with us by our counterparties	18	30
Total margin deposits and letters of credit posted with us by our counterparties	$42	$34
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

(2)
At September 30, 2018 and December 31, 2017, $34 million and $64 million, respectively, were included in current and long-term derivative assets and liabilities, $211 million and $171 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At September 30, 2018 and December 31, 2017, $13 million and $2 million, respectively, were included in current and long-term derivative assets and liabilities and $11 million and $2 million, respectively, were included in other current liabilities on our Consolidated Condensed Balance Sheets.

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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) which allows a company up to one year to finalize and record the tax effects of the Act. We have finalized the tax effect of the transition tax as of December 31, 2017 which did not have a material effect on our financial condition, results of operations or cash flows. We are in the process of quantifying and finalizing the remaining tax effects of the Act that began to apply in 2018. Under SAB 118, we will complete the required analyses and accounting for state purposes during the fourth quarter of 2018.
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
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$128	$(2)	$78	$—
Effective tax rate	32%	(1)%	75%	—%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and nine months ended September 30, 2018 and 2017, our income tax expense (benefit) is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances. As a result of the Merger, an increase of approximately $57 million in the valuation allowance and a related charge to deferred tax expense was recorded during the nine months ended September 30, 2018, due to our Canadian NOLs being substantially limited and not available to offset future income.
NOL Carryforwards — As of December 31, 2017, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.6 billion, which expire between 2024 and 2037, and NOL carryforwards in 27 states and the District of Columbia totaling approximately $3.5 billion, which expire between 2018 and 2037. Substantially all of the federal and state NOLs are offset with a full valuation allowance. Certain of the state NOL carryforwards may be subject to limitations on their annual usage. As a result of the ownership change, our ability to utilize the NOL carryforwards will be limited. Additionally, our state NOLs available to offset future state income could materially decrease which would be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, the ownership change is not expected to have a material adverse effect on our Consolidated Condensed Financial Statements.
 As of December 31, 2017, we had approximately $659 million in foreign NOLs, which expire between 2026 and 2037, and associated deferred tax asset of approximately $165 million partially offset by a valuation allowance of $106 million. As a result of the Merger, our Canadian NOLs became substantially limited and not available to offset future income. This resulted in an increase of approximately $57 million in the valuation allowance and a related charge to deferred tax expense. As of September 30, 2018, our valuation allowance was approximately $163 million.
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
Unrecognized Tax Benefits — At September 30, 2018, we had unrecognized tax benefits of $35 million. If recognized, $15 million of our unrecognized tax benefits could affect the annual effective tax rate and $20 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $2 million for income tax matters at September 30, 2018. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $8 million in unrecognized tax benefits could occur within the next twelve months primarily related to federal tax issues.

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

The amount of cash transferred to repurchase the share-based awards associated with our equity classified share-based awards totaled $79 million and was recorded to additional paid-in capital on our Consolidated Condensed Balance Sheet during the nine months ended September 30, 2018. The amount of unrecognized compensation related to our equity classified share-based awards that we recognized in connection with the shortened service period associated with the completion of the Merger was $35 million for the nine months ended September 30, 2018, which did not include any incremental compensation cost as the amount paid did not exceed the fair value of the equity classified share-based awards at the effective time of the Merger. The total stock-based compensation expense for our equity classified share-based awards was nil and $9 million for the three months ended September 30, 2018 and 2017, respectively, and $41 million and $26 million for the nine months ended September 30, 2018 and 2017, respectively.
The amount of cash transferred to repurchase the share-based awards associated with our liability classified share-based awards totaled $25 million and was recorded to the associated liability in other long-term liabilities on our Consolidated Condensed Balance Sheet during the nine months ended September 30, 2018. The amount of unrecognized compensation related to our liability classified share-based awards that we recognized in connection with the shortened implied service period associated with the completion of the Merger was $16 million for the nine months ended September 30, 2018. The total stock-based compensation expense for our liability classified share-based awards was nil and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $16 million and $5 million for the nine months ended September 30, 2018 and 2017, respectively.
The total intrinsic value of our employee stock options exercised was nil for each of the three months ended September 30, 2018 and 2017 and $11 million and nil for the nine months ended September 30, 2018 and 2017, respectively. We did not receive any material cash proceeds from the exercise of our employee stock options for the three and nine months ended September 30, 2018 and 2017, respectively.

The total fair value of our restricted stock and restricted stock units that vested during the nine months ended September 30, 2018 and 2017 was approximately $88 million and $20 million, respectively.

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
Former Stockholder Appraisal Rights — After the Merger, we received demands for appraisal pursuant to Section 262 of the Delaware General Corporate Law from certain dissenting stockholders. In May and July 2018, we entered into settlement agreements which resolved the appraisal claims with the stockholders that demanded a statutory right to appraisal of their shares. In July 2018, one such dissenting stockholder filed a petition for appraisal in the Delaware Chancery Court, captioned Marble Holdings LLC v. Calpine Corporation, C.A. No. 2018-0492. The case was subsequently dismissed pursuant to settlement. As a result of the settlement agreements, we recorded a charge of approximately $52 million to other (income) expense, net on our Consolidated Condensed Statement of Operation during the nine months ended September 30, 2018.
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
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of September 30, 2018, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2017 Form 10-K.

12.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below (see Note 2 for a description of the Merger):
Calpine Receivables — Under the Accounts Receivable Sales Program, at September 30, 2018 and December 31, 2017, we had $258 million and $196 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $43 million and $26 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the nine months ended September 30, 2018 and 2017, we sold an aggregate of $1.8 billion and $1.6 billion, respectively, in trade accounts receivable and recorded $1.8 billion and $1.6 billion, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 3 and 6 in our 2017 Form 10-K.

Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger which closed on March 8, 2018, also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. We recorded $17 million and $55 million in Commodity revenue during the three and nine months ended September 30, 2018, respectively, and $5 million and $11 million in Commodity expense during the three and nine months ended September 30, 2018, respectively, associated with Lyondell. At September 30, 2018, the related party receivable and payable associated with Lyondell were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. The terms of most of these contracts were negotiated prior to the Merger. As of September 30, 2018, the related party receivables and payables associated with these transactions were immaterial.

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
Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended September 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$701	$1,022	$460	$1,125	$(418)	$2,890

Commodity Margin	$356	$187	$320	$111	$—	$974
Add: Mark-to-market commodity activity, net and other(2)	(13)	137	(26)	(20)	(8)	70
Less:
Operating and maintenance expense	85	63	72	36	(8)	248
Depreciation and amortization expense	70	57	39	13	—	179
General and other administrative expense	7	12	7	5	—	31
Other operating expenses	11	3	9	—	—	23
(Income) from unconsolidated subsidiaries	—	—	(5)	—	—	(5)
Income from operations	170	189	172	37	—	568
Interest expense						158
Debt extinguishment costs and other (income) expense, net						4
Income before income taxes						$406

	Three Months Ended September 30, 2017
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$508	$901	$445	$1,091	$(359)	$2,586

Commodity Margin	$304	$172	$287	$101	$—	$864
Add: Mark-to-market commodity activity, net and other(2)	(44)	153	(35)	(65)	(8)	1
Less:
Operating and maintenance expense	78	63	60	35	(8)	228
Depreciation and amortization expense	59	52	49	19	—	179
General and other administrative expense	10	15	8	4	—	37
Other operating expenses	11	5	7	—	—	23
Impairment losses	—	12	—	—	—	12
(Income) from unconsolidated subsidiaries	—	—	(7)	—	—	(7)
Income (loss) from operations	102	178	135	(22)	—	393
Interest expense						156
Debt extinguishment costs and other (income) expense, net						8
Income before income taxes						$229

	Nine Months Ended September 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$1,536	$2,155	$1,415	$2,998	$(946)	$7,158

Commodity Margin	$782	$504	$729	$265	$—	$2,280
Add: Mark-to-market commodity activity, net and other(4)	(23)	(109)	7	41	(23)	(107)
Less:
Operating and maintenance expense	255	208	208	117	(23)	765
Depreciation and amortization expense	204	190	133	39	—	566
General and other administrative expense	28	50	30	14	—	122
Other operating expenses	33	22	24	—	—	79
(Income) from unconsolidated subsidiaries	—	—	(17)	1	—	(16)
Income (loss) from operations	239	(75)	358	135	—	657
Interest expense						466
Debt extinguishment costs and other (income) expense, net						73
Income before income taxes						$118

	Nine Months Ended September 30, 2017
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$1,379	$2,057	$1,318	$2,961	$(764)	$6,951

Commodity Margin	$721	$433	$619	$296	$—	$2,069
Add: Mark-to-market commodity activity, net and other(4)	10	123	(14)	(157)	(22)	(60)
Less:
Operating and maintenance expense	275	238	214	107	(22)	812
Depreciation and amortization expense	178	160	146	58	—	542
General and other administrative expense	30	51	23	13	—	117
Other operating expenses	28	11	24	—	—	63
Impairment losses	28	13	—	—	—	41
(Gain) on sale of assets, net	—	—	(27)	—	—	(27)
(Income) from unconsolidated subsidiaries	—	—	(17)	—	—	(17)
Income (loss) from operations	192	83	242	(39)	—	478
Interest expense						469
Debt extinguishment costs and other (income) expense, net						42
Loss before income taxes						$(33)
_________

(1)
Includes intersegment revenues of $160 million and $96 million in the West, $238 million and $191 million in Texas, $19 million and $71 million in the East and $1 million and $1 million in Retail for the three months ended September 30, 2018 and 2017, respectively. Intersegment revenues for sales between wholesale and retail operations are executed to manage supply needs for our retail operations from our wholesale fleet or to facilitate margin collateral netting at Calpine Corporation.

(2)	Includes $30 million and $33 million of lease levelization and $26 million and $39 million of amortization expense for the three months ended September 30, 2018 and 2017, respectively.

(3)
Includes intersegment revenues of $344 million and $204 million in the West, $447 million and $317 million in Texas, $152 million and $240 million in the East and $3 million and $3 million in Retail for the nine months ended September 30, 2018 and 2017, respectively. Intersegment revenues for sales between wholesale and retail operations are executed to manage supply needs for our retail operations from our wholesale fleet or to facilitate margin collateral netting at Calpine Corporation.

(4)	Includes $(5) million and $(13) million of lease levelization and $79 million and $143 million of amortization expense for the nine months ended September 30, 2018 and 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction and Overview
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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

U.S. Department of Energy
The U.S. Department of Energy (“DOE”) has initiated a formal inter-agency review process to consider possible action under Section 202(c) of the Federal Power Act and the Defense Production Act to ensure the continued operation of certain fuel-secure electric generation capacity, consisting of nuclear and coal-fired power plants across the U.S. facing retirement. The review process is being conducted on the basis that these uneconomic power resources are needed to provide reliability and resiliency to the U.S. power system as they are better equipped to withstand extreme weather events and cyber attacks. We and others are advocating against any such action and believe if such actions are permitted to be implemented, prices could be negatively affected. We cannot predict what action, if any, the DOE may take in response to this request, nor can we predict what effect such action would have on our business.
PJM
On June 29, 2018, the FERC issued a decision finding PJM’s current tariff to be unjust and unreasonable due to the price-suppressive effects of out-of-market compensation provided to certain generation resources by states within the PJM market. The FERC rejected both replacement proposals submitted by PJM to address the issue and instead opted for an expedited paper hearing to identify a reasonable replacement mechanism. In its decision, the FERC outlined a Fixed Resource Requirement Alternative (“FRR Alternative”) in which power resources receiving out-of-market subsidies could choose to be removed from the PJM market along with a commensurate amount of load. We do not support the proposed FRR Alternative, and we believe a resolution can be reached which would both accommodate the state actions and provide the necessary market adjustments that would protect the PJM capacity market. We are actively participating in the paper hearing currently underway. As this issue is unresolved, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Below are our results of operations for the three months ended September 30, 2018 as compared to the same period in 2017 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2018	2017	Change	% Change
Operating revenues:
Commodity revenue	$2,845	$2,506	$339	14
Mark-to-market gain	40	76	(36)	(47)
Other revenue	5	4	1	25
Operating revenues	2,890	2,586	304	12
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,912	1,711	(201)	(12)
Mark-to-market (gain) loss	(66)	10	76	#
Fuel and purchased energy expense	1,846	1,721	(125)	(7)
Operating and maintenance expense	248	228	(20)	(9)
Depreciation and amortization expense	179	179	—	—
General and other administrative expense	31	37	6	16
Other operating expenses	23	23	—	—
Total operating expenses	2,327	2,188	(139)	(6)
Impairment losses	—	12	12	#
(Income) from unconsolidated subsidiaries	(5)	(7)	(2)	(29)
Income from operations	568	393	175	45
Interest expense	158	156	(2)	(1)
Debt extinguishment costs	1	1	—	—
Other (income) expense, net	3	7	4	57
Income before income taxes	406	229	177	77
Income tax expense (benefit)	128	(2)	(130)	#
Net income	278	231	47	20
Net income attributable to the noncontrolling interest	(6)	(6)	—	—
Net income attributable to Calpine	$272	$225	$47	21

	2018	2017	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	31,022	28,834	2,188	8
Average availability(2)	95.5%	95.1%	0.4%	—
Average total MW in operation(1)	25,070	25,185	(115)	—
Average capacity factor, excluding peakers	59.3%	57.4%	1.9%	3
Steam Adjusted Heat Rate(2)	7,379	7,407	28	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $138 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$64
Higher energy margins for our wholesale business associated with higher market Spark Spreads across all regions and the positive effect of new PPAs in the West. The increase was partially offset by lower contributions from hedges associated with our wholesale business

46	Higher regulatory capacity revenue in our East segment
28	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$138
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $40 million primarily driven by the realization of previously recognized losses offset by the increase in forward commodity prices during the third quarter of 2018.
Operating and maintenance expense increased by $20 million for the three months ended September 30, 2018 compared to the same period in 2017 primarily driven by an increase in our normal, recurring operating and maintenance expense due to higher variable operating costs resulting from restarting our Sutter and South Point Energy Centers during 2018 and an 8% increase in generation, higher employee-related costs resulting from higher Commodity Margin in 2018 compared to 2017 and higher retail costs including marketing expenses.
General and other administrative expense decreased by $6 million for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a decrease in stock-based compensation expense associated with the consummation of the Merger in March 2018.
During the three months ended September 30, 2017, we recorded an impairment of approximately $12 million to adjust the carrying value of turbine equipment to fair value following the initiation of marketing efforts during the third quarter of 2017.
During the three months ended September 30, 2018, we recorded an income tax expense of $128 million compared to an income tax benefit of $2 million for the three months ended September 30, 2017. The unfavorable period-over-period change primarily resulted from changes in the effect of applying the intraperiod tax allocation rules to our results of operations and related tax expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Below are our results of operations for the nine months ended September 30, 2018 as compared to the same period in 2017 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2018	2017	Change	% Change
Operating revenues:
Commodity revenue	$7,362	$6,714	$648	10
Mark-to-market gain (loss)	(220)	224	(444)	#
Other revenue	16	13	3	23
Operating revenues	7,158	6,951	207	3
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	5,128	4,757	(371)	(8)
Mark-to-market (gain) loss	(143)	185	328	#
Fuel and purchased energy expense	4,985	4,942	(43)	(1)
Operating and maintenance expense	765	812	47	6
Depreciation and amortization expense	566	542	(24)	(4)
General and other administrative expense	122	117	(5)	(4)
Other operating expenses	79	63	(16)	(25)
Total operating expenses	6,517	6,476	(41)	(1)
Impairment losses	—	41	41	#
(Gain) on sale of assets, net	—	(27)	(27)	#
(Income) from unconsolidated subsidiaries	(16)	(17)	(1)	(6)
Income from operations	657	478	179	37
Interest expense	466	469	3	1
Debt extinguishment costs	1	26	25	96
Other (income) expense, net	72	16	(56)	#
Income (loss) before income taxes	118	(33)	151	#
Income tax expense	78	—	(78)	#
Net income (loss)	40	(33)	73	#
Net income attributable to the noncontrolling interest	(14)	(14)	—	—
Net income (loss) attributable to Calpine	$26	$(47)	$73	#

	2018	2017	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	73,273	71,507	1,766	2
Average availability(2)	88.0%	88.2%	(0.2)%	—
Average total MW in operation(1)	25,137	25,196	(59)	—
Average capacity factor, excluding peakers	47.6%	48.3%	(0.7)%	(1)
Steam Adjusted Heat Rate(2)	7,366	7,362	(4)	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $277 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$128	Higher regulatory capacity revenue in our East segment
52
Higher energy margins for our wholesale business associated with higher market Spark Spreads across all regions, the positive effect of new PPAs in the West and a gain associated with the cancellation of a PPA recorded during the first quarter of 2018. The increase was partially offset by lower contributions from hedges and lower energy margins associated with our Retail segment primarily in Texas and the Northeast

31	Higher revenue associated with the sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in the same period in 2017
66	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$277
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had an unfavorable variance of $116 million primarily driven by the increase in forward commodity prices and corresponding Market Heat Rate expansion in ERCOT during the nine months ended September 30, 2018.
Operating and maintenance expense decreased by $47 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily driven by a decrease in major maintenance expense resulting from a decrease in plant outages and changes in our capitalization accounting policy. The overall decrease was partially offset by an increase in our normal, recurring operating and maintenance expense due to higher variable operating costs resulting from restarting our Sutter and South Point Energy Centers during 2018 and a 2% increase in generation, higher employee-related costs resulting from higher Commodity Margin in 2018 compared to 2017 and higher retail costs including marketing expenses.
Depreciation and amortization expense increased by $24 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the change in the method of depreciation for rotable parts initiated in 2018 partially offset by lower amortization expense associated with the accelerated amortization of intangibles assets in 2017 related to the acquisition of Calpine Solutions. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information related to the change is estimate associated with our depreciable lives.
Other operating expenses increased by $16 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to Merger-related costs associated with legal, investment banking and other professional fees associated with the Merger partially offset by the write-off of unamortized balances associated with the termination of a PPA during the first quarter of 2018. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further information related to the Merger.
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

Debt extinguishment costs for the nine months ended September 30, 2017, consisted of $21 million in connection with the redemption of our 2023 First Lien Notes in March 2017, which is comprised of $18 million in prepayment penalty and $3 million from the write-off of debt issuance costs, and $4 million from the write-off of debt issuance costs associated with the $400 million partial repayment of our 2017 First Lien Term Loan during the nine months ended September 30, 2017.
Other (income) expense, net increased by $56 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to legal settlements with former stockholders who exercised their appraisal rights which were recorded during the nine months ended September 30, 2018. See Note 11 of the Notes to Consolidated Condensed Financial Statements for further information related to the legal settlements with former stockholders.
For the nine months ended September 30, 2018, we recorded an income tax expense of $78 million compared to an income tax expense of nil for the nine months ended September 30, 2017. The unfavorable period-over-period change primarily resulted from changes in the effect of applying the intraperiod tax allocation rules to our results of operations and related tax expense.
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
Commodity Margin by Segment for the Three Months Ended September 30, 2018 and 2017
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended September 30, 2018 and 2017 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2018	2017	Change	% Change
Commodity Margin (in millions)	$356	$304	$52	17
Commodity Margin per MWh generated	$41.44	$43.50	$(2.06)	(5)

MWh generated (in thousands)	8,590	6,989	1,601	23
Average availability	97.5%	93.5%	4.0%	4
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	55.1%	45.4%	9.7%	21
Steam Adjusted Heat Rate	7,384	7,351	(33)	—
West — Commodity Margin in our West segment increased by $52 million, or 17%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily resulting from the positive effect of new PPAs associated with our Metcalf and Sutter Energy Centers which became effective in 2018 and higher market Spark Spreads, which also drove a 23% period-over-period increase in generation, during the third quarter of 2018 compared to the same period in 2017.

Texas:	2018	2017	Change	% Change
Commodity Margin (in millions)	$187	$172	$15	9
Commodity Margin per MWh generated	$13.28	$13.27	$0.01	—

MWh generated (in thousands)	14,081	12,959	1,122	9
Average availability	95.7%	95.7%	—%	—
Average total MW in operation	8,850	8,848	2	—
Average capacity factor, excluding peakers	67.0%	66.3%	0.7%	1
Steam Adjusted Heat Rate	7,186	7,235	49	1
Texas — Commodity Margin in our Texas segment increased by $15 million, or 9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher market Spark Spreads, which also drove a 9% period-over-period increase in generation, during the third quarter of 2018 compared to the same period in 2017 partially offset by lower contribution from hedges during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

East:	2018	2017	Change	% Change
Commodity Margin (in millions)	$320	$287	$33	11
Commodity Margin per MWh generated	$38.32	$32.30	$6.02	19

MWh generated (in thousands)	8,351	8,886	(535)	(6)
Average availability	93.7%	95.8%	(2.1)%	(2)
Average total MW in operation	8,795	8,912	(117)	(1)
Average capacity factor, excluding peakers	53.1%	58.1%	(5.0)%	(9)
Steam Adjusted Heat Rate	7,710	7,714	4	—
East — Commodity Margin in our East segment increased by $33 million, or 11%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher regulatory capacity revenue in PJM and ISO-NE partially offset by lower contribution from hedges during the third quarter of 2018 compared to the same period in 2017. Generation decreased 6% due to lower market Spark Spreads in PJM during the three months ended September 30, 2018 compared to the same period in 2017.

Retail:	2018	2017	Change	% Change
Commodity Margin (in millions)	$111	$101	$10	10
Retail — Commodity Margin in our retail segment increased by $10 million, or 10%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher contribution from hedges related to our retail activities in the West partially offset by higher power supply costs in Texas in the third quarter of 2018 compared to the same period in 2017.
Commodity Margin by Segment for the Nine Months Ended September 30, 2018 and 2017
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the nine months ended September 30, 2018 and 2017 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2018	2017	Change	% Change
Commodity Margin (in millions)	$782	$721	$61	8
Commodity Margin per MWh generated	$44.35	$44.89	$(0.54)	(1)

MWh generated (in thousands)	17,631	16,061	1,570	10
Average availability	87.8%	84.1%	3.7%	4
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	38.1%	35.2%	2.9%	8
Steam Adjusted Heat Rate	7,366	7,383	17	—
West — Commodity Margin in our West segment increased by $61 million, or 8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily resulting from the positive effect of new PPAs associated with our Metcalf and Sutter Energy Centers which became effective in 2018 and higher market Spark Spreads, which also drove a 10% period-over-period increase in generation, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in Commodity Margin was partially offset by lower contribution from hedges during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Texas:	2018	2017	Change	% Change
Commodity Margin (in millions)	$504	$433	$71	16
Commodity Margin per MWh generated	$14.30	$13.06	$1.24	9

MWh generated (in thousands)	35,247	33,166	2,081	6
Average availability	89.0%	88.9%	0.1%	—
Average total MW in operation	8,850	8,855	(5)	—
Average capacity factor, excluding peakers	57.4%	57.2%	0.2%	—
Steam Adjusted Heat Rate	7,147	7,144	(3)	—
Texas — Commodity Margin in our Texas segment increased by $71 million, or 16%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher market Spark Spreads, which also drove a 6% period-over-period increase in generation, and higher revenue associated with the sale of environmental credits in the first quarter of 2018 with no similar activity in the same period in 2017. The increase in Commodity Margin was partially offset by lower contribution from hedges during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

East:	2018	2017	Change	% Change
Commodity Margin (in millions)	$729	$619	$110	18
Commodity Margin per MWh generated	$35.74	$27.78	$7.96	29

MWh generated (in thousands)	20,395	22,280	(1,885)	(8)
Average availability	87.1%	90.5%	(3.4)%	(4)
Average total MW in operation	8,862	8,916	(54)	(1)
Average capacity factor, excluding peakers	44.4%	50.0%	(5.6)%	(11)
Steam Adjusted Heat Rate	7,752	7,692	(60)	(1)
East — Commodity Margin in our East segment increased by $110 million, or 18%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher regulatory capacity revenue in PJM and ISO-NE and higher market Spark Spreads in ISO-NE during the nine months ended September 30, 2018 compared to the same period in 2017. Commodity Margin also increased resulting from a gain associated with the cancellation of a PPA recorded during the first quarter of 2018. The increase in Commodity Margin was partially offset by lower contribution from hedges during the nine months ended September 30, 2018 compared to the same period in 2017. Generation decreased 8% due to lower market Spark Spreads in PJM and lower availability associated with scheduled outages during the the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Retail:	2018	2017	Change	% Change
Commodity Margin (in millions)	$265	$296	$(31)	(10)
Retail — Commodity Margin in our retail segment decreased by $31 million, or 10%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher purchased energy and capacity supply costs in Texas and the Northeast during the nine months ended September 30, 2018 compared to the same period in 2017.

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
Liquidity
The following table provides a summary of our liquidity position at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents, corporate(1)	$446	$228
Cash and cash equivalents, non-corporate	88	56
Total cash and cash equivalents	534	284
Restricted cash	229	159
Corporate Revolving Facility availability(2)	1,165	1,161
CDHI letter of credit facility availability	55	56
Other facilities availability(3)	7	—
Total current liquidity availability(4)	$1,990	$1,660
____________

(1)
Includes $24 million and $4 million of margin deposits posted with us by our counterparties at September 30, 2018 and December 31, 2017, respectively. See Note 8 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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

Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of September 30, 2018, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $164 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would increase by approximately $280 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time and are influenced by the absolute price of natural gas and the regional characteristics of each power market. We estimate that at September 30, 2018, an increase of 500 Btu/KWh in the Market Heat Rate would result in an increase in collateral required by approximately $107 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by approximately $84 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Corporate Revolving Facility(1)	$524	$629
CDHI	245	244
Various project financing facilities	232	196
Other corporate facilities(2)	143	—
Total	$1,144	$1,069
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.

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
During the fourth quarter of 2018, we commenced demolition of a project, which had previously been abandoned and fully impaired for financial reporting purposes, that may result in an increase to our federal and state NOLs. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further discussion of our NOLs.
Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2018 and 2017 (in millions):

	2018	2017
Beginning cash and cash equivalents	$443	$606
Net cash provided by (used in):
Operating activities	873	825
Investing activities	(313)	(162)
Financing activities	(240)	(621)
Net increase in cash, cash equivalents and restricted cash	320	42
Ending cash, cash equivalents and restricted cash	$763	$648
Net Cash Provided By Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2018, was $873 million compared to cash provided by operating activities of $825 million for the nine months ended September 30, 2017. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $257 million for the nine months ended September 30, 2018, compared to the same period in 2017. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in subsidiaries, gain on sale of assets and mark-to-market activity. The increase in income from operations was primarily driven by a $219 million increase in Commodity revenue, net of Commodity expense, excluding non-cash amortization and a $47 million decrease in operating and maintenance expense. See “Results of Operations for the Nine months ended September 30, 2018 and 2017” above for further discussion of these changes.

•
Working capital employed — Working capital employed increased by $208 million for the nine months ended September 30, 2018 compared to the same period in 2017 after adjusting for changes in debt extinguishment costs and mark-to-market related balances which did not impact cash provided by operating activities. This change was primarily due to an increase in net collateral margining requirements on our commodity hedging activities during the period ended September 30, 2018 as well as an increase in the purchase of environmental products inventory necessary to manage business requirements.

Net Cash Used In Investing Activities
Cash used in investing activities for the nine months ended September 30, 2018, was $313 million compared to $162 million for the nine months ended September 30, 2017. The increase was primarily due to:

•
Capital expenditures — Capital expenditures for the nine months ended September 30, 2018, were $314 million, an increase of $66 million over the nine month period ended September 30, 2017. The increase was primarily due to additional capitalization of seasonal maintenance outage costs during 2018 when compared to 2017.

•
Acquisitions and Divestitures — During the nine months ended September 30, 2017, we closed on the acquisition of the retail electric provider North American Power for a net purchase price paid of $111 million and also closed on the sale of Osprey Energy Center receiving net proceeds of $162 million. During the nine months ended September 30, 2018, we sold the Auburndale Peaking Energy Center for $10 million.

Net Cash Used In Financing Activities
Cash used in financing activities for the nine months ended September 30, 2018, was $240 million compared to cash used in financing activities of $621 million for the nine months ended September 30, 2017. The decrease was primarily due to:

•
First Lien Term Loans and First Lien Notes — During the nine months ended September 30, 2017, we received proceeds of $396 million from the issuance of the 2019 First Lien Term Loan which was used, together with cash on hand, to redeem $453 million of the 2023 First Lien Notes. In addition, we used cash on hand to repay $400 million of our outstanding 2017 First Lien Term Loan. There were no similar activities during the nine months ended September 30, 2018.

•
Stock Repurchases — During the nine months ended September 30, 2018, we repurchased $79 million of our equity classified share-based awards on the effective date of the Merger. There was no similar activity during the same period in 2017.

Off Balance Sheet Arrangements
Other than noted below, there have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.
Some of our unconsolidated equity method investments have debt that is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2018, our investments in Greenfield LP and Whitby had aggregated debt outstanding of $233 million. Based on our pro rata share of each of the investments, our share of such debt would be approximately $116 million. All such debt is non-recourse to us. On October 5, 2018, Greenfield LP refinanced and upsized its debt. Following this transaction, Greenfield LP’s debt was approximately $313 million and our share of such debt would be approximately $156 million.
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
OMEC — OMEC has a ten-year tolling agreement with SDG&E which commenced on October 3, 2009. Under a ground lease agreement, OMEC holds a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which is exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E, which will commence on October 3, 2019. The RA contract is subject to lender and regulatory approval. In the event that lender and regulatory approval is received, we will continue to own and operate the OMEC facility and will relinquish the put option rights held under the current ground lease agreement. In the event that regulatory or lender approval is not obtained for the new RA contract, OMEC will retain the right to exercise the put option for the sale of the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, with the sale occurring upon the conclusion of the tolling agreement on October 3, 2019.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $366 million at September 30, 2018, compared to approximately $392 million at December 31, 2017, and our derivative liabilities have increased to approximately $348 million at September 30, 2018, compared to approximately $316 million at December 31, 2017. The fair value of our level 3 derivative assets and liabilities at September 30, 2018 represents approximately 35% and 32% of our total assets and liabilities measured at fair value, respectively. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2018, through September 30, 2018, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2018	$81	$(5)	$76
Items recognized or otherwise settled during the period(1)(2)	88	10	98
Fair value attributable to new contracts(3)	14	—	14
Changes in fair value attributable to price movements	(235)	65	(170)
Fair value of contracts outstanding at September 30, 2018(4)	$(52)	$70	$18
__________

(1)
Commodity contract settlements consist of the realization of previously recognized losses on contracts not designated as hedging instruments of $120 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $32 million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $8 million related to realized losses from settlements of designated cash flow hedges and $2 million related to realized losses from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $17 million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

(4)
We netted all amounts allowed under the derivative accounting guidance on the Consolidated Condensed Balance Sheet, which includes derivative transactions under enforceable master netting arrangements and related cash collateral. Net commodity and interest rate derivative assets and liabilities reported in Notes 6 and 7 of the Notes to Consolidated Condensed Financial Statements are shown net of collateral paid to and received from counterparties under legally enforceable master netting arrangements.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at September 30, 2018, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2018	2019-2020	2021-2022	After 2022	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	7	(156)	8	1	(140)
Prices based on models and other valuation methods	20	55	(3)	16	88
Total fair value	$27	$(101)	$5	$17	$(52)
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

The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2018 and 2017 (in millions):

	2018	2017
Three months ended September 30:
High	$54	$29
Low	$32	$17
Average	$41	$22

Nine months ended September 30:
High	$54	$29
Low	$19	$16
Average	$34	$20
As of September 30	$47	$22
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

We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at September 30, 2018, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of September 30, 2018)	2018	2019-2020	2021-2022	After 2022	Total
Investment grade	$13	$(141)	$(2)	$—	$(130)
Non-investment grade	—	(4)	(5)	1	(8)
No external ratings(1)	14	44	12	16	86
Total fair value	$27	$(101)	$5	$17	$(52)
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third party credit agencies due to the nature and size of the customers.
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(31) million at September 30, 2018.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amended and Restated Limited Partnership Agreement of CPN Management, LP a Delaware Limited Partnership, dated August 29, 2018.†

10.2
Amended and Restated Executive Employment Agreement between the Company and John B. (Thad) Hill, dated August 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.3
Amended and Restated Executive Employment Agreement between the Company and W. Thaddeus Miller, dated August 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.4
Executive Employment Agreement between the Company and Zamir Rauf, dated August 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.5
Restrictive Covenant Agreement between the Company and Zamir Rauf, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

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
Date: November 8, 2018