Form 10-K
period 2018-12-31
CALPINE CORP
filed 2019-03-28
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-12079
______________________
Calpine Corporation
(A Delaware Corporation)
I.R.S. Employer Identification No. 77-0212977
717 Texas Avenue, Suite 1000, Houston, Texas 77002
Telephone: (713) 830-2000
Not Applicable
(Former Address)
Securities registered pursuant to Section 12(b) or 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ]     No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [X]     No [ ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [    ]     No [X]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]     No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [    ]     No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter: $0.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Calpine Corporation: 105.2 shares of common stock, par value $0.001, were outstanding as of March 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

CALPINE CORPORATION AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2018

i

DEFINITIONS
As used in this annual report for the year ended December 31, 2018, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Board of Directors	Calpine Corporation Board of Directors

Btu	British thermal unit(s), a measure of heat content

CAA	Federal Clean Air Act, U.S. Code Title 42, Chapter 85

CAISO	California Independent System Operator which is an entity that manages the power grid and operates the competitive power market in California

CARB	California Air Resources Board

Calpine Equity Incentive Plans	Collectively, the Director Plans and the Equity Plans, which provide for grants of equity awards to Calpine non-union employees and non-employee members of Calpine’s Board of Directors

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

Class B Interests
Partnership interests in CPN Management having the rights and obligations with respect to Class B Interests as set forth in the Second Amended and Restated Limited Partnership Agreement of CPN Management dated August 29, 2018

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

CPN Management	CPN Management, LP, which owns 100% of the common stock of Calpine Corporation

CSAPR	Cross-State Air Pollution Rule

Director Plans	Collectively, the 2008 Director Plan and the 2017 Director Plan

EIA	Energy Information Administration of the U.S. Department of Energy

EPA	U.S. Environmental Protection Agency

Equity Plans	Collectively, the 2008 Equity Plan and the 2017 Equity Plan

ABBREVIATION	DEFINITION

ERCOT	Electric Reliability Council of Texas which is an entity that manages the flow of electric power to Texas customers representing approximately 90 percent of the state’s electric load

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2024 First Lien Notes and the 2026 First Lien Notes

First Lien Term Loans	Collectively, the 2019 First Lien Term Loan, the 2023 First Lien Term Loans and the 2024 First Lien Term Loan

FRCC	Florida Reliability Coordinating Council

GE	General Electric International, Inc.

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IRC	Internal Revenue Code

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s) which is an entity that coordinates, controls and monitors the operation of an electric power system

ISO-NE	ISO New England Inc., an independent nonprofit RTO serving states in the New England area, including Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

LTSA(s)	Long-Term Service Agreement(s)

Lyondell	LyondellBasell Industries N.V.

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

Merger	Merger of Volt Merger Sub, Inc. with and into Calpine pursuant to the terms of the Merger Agreement, which was consummated on March 8, 2018

v

ABBREVIATION	DEFINITION

Merger Agreement	Agreement and Plan of Merger, dated August 17, 2017, by and among Calpine Corporation, Volt Parent, LP and Volt Merger Sub, Inc.

MMBtu	Million Btu

MRO	Midwest Reliability Organization

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NAAQS	National Ambient Air Quality Standards

NERC	North American Electric Reliability Council

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

NOx	Nitrogen oxides

NPCC	Northeast Power Coordinating Council

NYISO	New York ISO which operates competitive wholesale markets to manage the flow of electricity across New York

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

OCI	Other Comprehensive Income

OMEC	Otay Mesa Energy Center, LLC, an indirect, wholly-owned subsidiary that owns the Otay Mesa Energy Center, a 608 MW power plant located in San Diego County, California

OTC	Over-the-Counter

PG&E	Pacific Gas & Electric Company

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

REC(s)	Renewable energy credit(s)

Report	This Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019

Reserve margin(s)	The measure of how much the total generating capacity installed in a region exceeds the peak demand for power in that region

RFC	Reliability First Corporation

RGGI	Regional Greenhouse Gas Initiative

Risk Management Policy
Calpine’s policy applicable to all employees, contractors, representatives and agents, which defines the risk management framework and corporate governance structure for commodity risk, interest rate risk, currency risk and other risks

RMR Contract(s)	Reliability Must Run contract(s)

RPS	Renewable Portfolio Standard

RTO(s)	Regional Transmission Organization which is an entity that coordinates, controls and monitors the operation of an electric power system and administers the transmission grid on a regional basis

SDG&E	San Diego Gas & Electric Company

SEC	U.S. Securities and Exchange Commission

Securities Act	U.S. Securities Act of 1933, as amended

Senior Unsecured Notes	Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes and the 2025 Senior Unsecured Notes

SERC	Southeastern Electric Reliability Council

Severance Plan	Calpine Corporation Amended and Restated Change in Control and Severance Benefits Plan

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

Stockholders Agreement	Stockholders Agreement, dated March 8, 2018, by and between Calpine Corporation and CPN Management

TRE	Texas Reliability Entity, Inc.

U.S. GAAP	Generally accepted accounting principles in the U.S.

VAR	Value-at-risk

VIE(s)	Variable interest entity(ies)

WECC	Western Electricity Coordinating Council

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

•	Disruptions in or limitations on the transportation of natural gas or fuel oil and the transmission of power;

•	Our ability to manage our counterparty and customer exposure and credit risk, including our commodity positions or if a significant customer were to seek bankruptcy protection under Chapter 11;

•	Our ability to attract, motivate and retain key employees;

•	Present and possible future claims, litigation and enforcement actions that may arise from noncompliance with market rules promulgated by the SEC, CFTC, FERC and other regulatory bodies; and

•	Other risks identified in this Report.

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
BUSINESS AND STRATEGY
Business
We are a premier competitive power company with 79 power plants primarily in the U.S. We sell power and related services to our wholesale customers who include commercial and industrial end-users, state and regional wholesale market operators, and our retail customers. We measure our success by delivering long-term value. We accomplish this through our focus on operational excellence at our power plants and in our customer and commercial activity, as well as through our disciplined approach to capital allocation.
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
We are one of the largest power generators in the U.S. measured by power produced. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. Since our inception in 1984, we have been a leader in environmental stewardship. We have invested in clean power generation to become a recognized leader in developing, constructing, owning and operating an environmentally responsible portfolio of flexible and reliable power plants. Our portfolio is primarily comprised of two types of power generation technologies: efficient combined-cycle power plants, which use natural gas-fired combustion turbines, and renewable geothermal conventional steam turbines. We are among the world’s largest owners and operators of industrial gas turbines as well as cogeneration power plants. Our Geysers Assets located in northern California represent the largest geothermal power generation portfolio in the U.S. as well as the largest single producing power generation asset of all renewable energy in the state of California.
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
Our wholesale power plant portfolio, including partnership interests, consists of 79 power plants with an aggregate current generation capacity of 26,678 MW. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 24 states in the U.S. and in Canada and Mexico. Our fleet consists of 64 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant.

Our goal is to be recognized as the premier competitive power company in the U.S. as viewed by our employees, owners, customers and policy-makers as well as the communities in which our facilities are located. We seek to deliver long-term value through operational excellence at our power plants and in our customer and commercial activity, as well as through our disciplined approach to capital allocation.
THE MARKET FOR POWER
Our Power Markets and Market Fundamentals
The power industry represents one of the largest industries in the U.S. and affects nearly every aspect of our economy, with an estimated end-user market of approximately $402 billion in power sales in 2018 according to the EIA. Although different regions of the country have very different models and rules for competition, the markets in which we operate have some form of wholesale or retail market competition. California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment), which are the markets in which we have our largest presence, have emerged as among the most competitive wholesale and retail power markets in the U.S. We also operate, to a lesser extent, in competitive wholesale power markets in the Southeast and the Midwest. In addition to our sales of electrical power to wholesale and retail customers, our power plants produce several other products. A description of the products we provide to our customers is below:

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

In addition to the five products above, we are buyers and sellers of emission allowances and credits, including those under California’s AB 32 GHG reduction program, Massachusetts’ CO2 reduction program, RGGI, the federal Acid Rain and CSAPR programs and emission reduction credits under the federal Nonattainment New Source Review program.
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

The Price and Supply of Natural Gas
Approximately 96%, or 25,558 MW, of our generating capability’s fuel requirements are met with natural gas. We have approximately 725 MW of baseload capacity from our Geysers Assets and our expectation is that the steam reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future as our steam flow decline rates have become very small over the past several years. We also have approximately 391 MW of capacity from power plants where we purchase fuel oil to meet generation requirements, but generally do not expect fuel oil requirements to be material to our portfolio of power plants. In our East segment, where the supply of natural gas can be constrained under some weather circumstances, we have approximately 6,900 MW of dual-fueled capable power plants. Additionally, we have 4 MW of capacity from solar power generation technology with no fuel requirement.
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
In markets with centralized ISOs, such as California, Texas, the Northeast and Mid-Atlantic, our natural gas-fired power plants compete directly with all other sources of power. The EIA estimates that in 2018, 35% of the power generated in the U.S. was fueled by natural gas, 28% by coal, 19% by nuclear facilities and the remaining 18% of power generated by hydroelectric, fuel oil, geothermal and other energy sources. We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our power plants. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters.”
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
Our operations are commodity intensive. We produced approximately 98 billion KWh of electricity in 2018 across North America and consumed approximately 756 Bcf of natural gas, making us one of the largest producers of electricity and consumers of natural gas in North America. Additionally, our retail affiliates provided approximately 62 billion KWh to customers in 2018. We actively manage our commodity risk exposures with a variety of physical and financial instruments with varying time horizons. These instruments include PPAs, tolling arrangements, Heat Rate swaps and options, retail power sales including through our retail subsidiaries, steam sales, buying and selling standard physical power and natural gas products, buying and selling exchange traded instruments, buying and selling environmental and capacity products, natural gas transportation and storage arrangements, electric transmission service and other contracts for the sale and purchase of power products. We utilize these instruments to maximize the risk-adjusted returns for our Commodity Margin.
At any point in time, the relative quantity of our products hedged or sold under longer-term contracts is determined by the availability of forward product sales opportunities and our view of the attractiveness of the pricing available for forward sales. We have economically hedged a portion of our expected generation and natural gas portfolio as well as retail load supply obligations, where appropriate, mostly through power and natural gas forward physical and financial transactions including retail power sales; however, we currently remain susceptible to significant price movements for 2019 and beyond. When we elect to enter into these transactions, we are able to economically hedge a portion of our Spark Spread at pre-determined generation and price levels.
We conduct our hedging and optimization activities within a structured risk management framework based on controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, defined roles and responsibilities, and daily risk estimates and reporting. Additionally, we seek to manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by actively managing hedge positions to lock in margin. We are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Our future hedged status and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, senior management and Board of Directors. For control purposes, we have VAR limits that govern the overall risk of our portfolio of power plants, energy contracts, financial hedging transactions and other contracts. Our VAR limits, transaction approval limits and other risk related controls are dictated by our Risk Management Policy which is approved by our Board of Directors and by a committee comprised of members of our senior management and administered by our Chief Risk Officer’s organization. The Chief Risk Officer’s organization is segregated from the commercial operations and retail units and reports directly to our Audit Committee and Chief Financial Officer. Our Risk Management Policy is primarily designed to provide us with a degree of protection from significant downside commodity price risk exposure to our cash flows.
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
SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION
See Note 18 of the Notes to Consolidated Financial Statements for a discussion of financial information by reportable segment and geographic area and significant customer information for the years ended December 31, 2018, 2017 and 2016.

DESCRIPTION OF OUR POWER PLANTS AND RETAIL OPERATIONS

Renewable
Combined Cycle
Simple Cycle / Other
Under Advanced Development
As of March 17, 2019

Geographic Diversity	Dispatch Technology

Power Plants in Operation
We own 79 power plants with an aggregate generation capacity of 26,678 MW.
Natural Gas-Fired Fleet
Our natural gas-fired power plants primarily utilize two types of designs: 2,143 MW of simple-cycle combustion turbines and 23,081 MW of combined-cycle combustion turbines and a small portion from conventional natural gas/oil-fired boilers with steam turbines. Simple-cycle combustion turbines burn natural gas or fuel oil to spin an electric generator to produce power. A combined-cycle unit combusts fuel like a simple-cycle combustion turbine and the exhaust heat is captured by a heat recovery boiler to create steam which can then spin a steam turbine. Simple-cycle turbines are easier to maintain, but combined-cycle turbines operate with much higher efficiency. Each of our power plants currently in operation is capable of producing power for sale to a utility, another third-party end user, our retail customers or an intermediary such as a marketing company. At 15 of our power plants, we also produce thermal energy (primarily steam and chilled water), which can be sold to industrial and governmental users. These plants are called combined heat and power facilities.
Our Steam Adjusted Heat Rate for 2018 for the power plants we operate was 7,353 Btu/KWh which results in a power conversion efficiency of approximately 46%. The power conversion efficiency is a measure of how efficiently a fossil fuel power plant converts thermal energy to electrical energy. Our Steam Adjusted Heat Rate includes all fuel required to dispatch our power plants including “start-up” and “shut-down” fuel, as well as all non-steady state operations. Once our power plants achieve steady state operations, our combined-cycle power plants achieve an average power conversion efficiency of approximately 50%. Additionally, we also sell steam from our combined heat and power plants, which improves our power conversion efficiency in steady state operations from these power plants to an average of approximately 53%. Due to our modern combustion turbine fleet, our power conversion efficiency is significantly better than that of older technology natural gas-fired power plants and coal-fired power plants, which typically have power conversion efficiencies that range from 28% to 36%.
Our natural gas fleet is relatively young with a weighted average age, based upon MW capacities in operation, of approximately 18 years.
Geothermal Fleet
Our Geysers Assets are a 725 MW fleet of 13 operating power plants in northern California. Geothermal power is considered renewable energy because the steam harnessed to power our turbines is produced inside the Earth and does not require burning fuel. The steam is produced below the Earth’s surface from reservoirs of hot water, both naturally occurring and injected. The steam is piped directly from the underground production wells to the power plants and used to spin turbines to generate power. For the past 18 years, our Geysers Assets have reliably generated, on average, approximately six million MWh of renewable power per year. Unlike other renewable resources such as wind or sunlight, which depend on intermittent sources to generate power, geothermal power provides a consistent source of energy as evidenced by our Geysers Assets’ availability of approximately 94% in 2018. The sale of RECs to customers is an important separate income stream for our Geysers Assets.
We inject water back into the steam reservoir, which extends the useful life of the resource and helps to maintain the output of our Geysers Assets. The water we inject comes from the condensate associated with the steam extracted to generate power, wells and creeks, as well as water purchase agreements for reclaimed water. We receive and inject an average of approximately 15 million gallons of reclaimed water per day into the geothermal steam reservoir at The Geysers where the water is naturally heated by the Earth, creating additional steam to fuel our Geysers Assets. Approximately 11 million gallons per day are received from the Santa Rosa Geysers Recharge Project, which we developed jointly with the City of Santa Rosa, and we receive, on average, approximately four million gallons a day from The Lake County Recharge Project from Lake County. As a result of these recharge projects, MWh production has been relatively constant. We expect that, as a result of the water injection program, the reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future.
We periodically review our geothermal studies to help us assess the economic life of our geothermal reserves. Our most recent geothermal reserve study was conducted in 2018. Our evaluation of our geothermal reserves, including our review of any applicable independent studies conducted, indicated that our Geysers Assets should continue to supply sufficient steam to generate positive cash flows at least through 2078. In reaching this conclusion, our evaluation, consistent with the due diligence study of 2018, assumes that defined “proved reserves” are those quantities of geothermal energy which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods and government regulations.
We lease the geothermal steam fields from which we extract steam for our Geysers Assets. We have leasehold mineral interests in 105 leases comprising approximately 28,000 acres of federal, state and private geothermal resource lands in The Geysers region of northern California. Our leases cover one contiguous area of property that comprises approximately 45 square miles in the northwest corner of Sonoma County and southeast corner of Lake County. The approximate breakout by volume of steam removed under the above leases for the year ended 2018 is:

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
Our geothermal leases are generally for initial terms varying from five to 20 years and for so long thereafter as geothermal resources are produced and sold. Most of our geothermal leases were signed in excess of 30 years ago. Our federal leases are, in general, for an initial 10-year period with renewal clauses for an additional 40 years for a maximum of 50 years. The 50-year term expires in 2024 for four of our federal leases. However, our federal leases allow for a preferential right to renewal for a second 40-year term on such terms and conditions as the lessor deems appropriate if, at the end of the initial 40-year term, geothermal steam is being produced or utilized in commercial quantities. The majority of our other leases run through the economic life of our Geysers Assets and provide for renewals so long as geothermal resources are being produced or utilized, or are capable of being produced or utilized, in commercial quantities from the leased land or from land unitized with the leased land. Although we believe that we will be able to renew our leases through the economic life of our Geysers Assets on terms that are acceptable to us, it is possible that certain of our leases may not be renewed, or may be renewable only on less favorable terms.
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
Retail Operations
Our retail segment provides energy and related services to commercial, industrial, governmental and residential customers through our retail subsidiaries which consist of Calpine Solutions and Champion Energy (including North American Power). Our retail operations have an overlapping presence with our wholesale business in California, Texas and the Northeast and Mid-Atlantic regions of the U.S and provided approximately 62 billion KWh to customers in 2018 consisting of approximately 6.2 million annualized residential customer equivalents. Thus, our retail segment geographically and strategically complements our wholesale generation fleet providing access to forward market liquidity through both direct and mass market retail sales channels.

Table of Operating Power Plants and Projects Under Advanced Development
Set forth below is certain information regarding our operating power plants and projects under advanced development at March 17, 2019.

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2018 Total MWh Generated(4)
WEST
Geothermal
McCabe #5 & #6	WECC	CA	Renewable	100%	84	84	707,861
Ridge Line #7 & #8	WECC	CA	Renewable	100%	76	76	612,803
Calistoga	WECC	CA	Renewable	100%	69	69	500,757
Eagle Rock	WECC	CA	Renewable	100%	68	68	604,643
Big Geysers	WECC	CA	Renewable	100%	61	61	436,498
Lake View	WECC	CA	Renewable	100%	54	54	487,073
Quicksilver	WECC	CA	Renewable	100%	53	53	353,868
Sonoma	WECC	CA	Renewable	100%	53	53	439,167
Cobb Creek	WECC	CA	Renewable	100%	51	51	326,123
Socrates	WECC	CA	Renewable	100%	50	50	361,704
Sulphur Springs	WECC	CA	Renewable	100%	47	47	450,998
Grant	WECC	CA	Renewable	100%	41	41	332,791
Aidlin	WECC	CA	Renewable	100%	18	18	114,165
Natural Gas-Fired
Delta Energy Center	WECC	CA	Combined Cycle	100%	835	857	3,088,154
Pastoria Energy Center	WECC	CA	Combined Cycle	100%	770	749	4,325,914
Hermiston Power Project	WECC	OR	Combined Cycle	100%	566	635	3,644,368
Otay Mesa Energy Center	WECC	CA	Combined Cycle	100%	513	608	491,473
Metcalf Energy Center	WECC	CA	Combined Cycle	100%	564	605	2,079,914
Sutter Energy Center	WECC	CA	Combined Cycle	100%	542	578	589,339
Los Medanos Energy Center	WECC	CA	Cogen	100%	518	572	3,275,237
South Point Energy Center(5)	WECC	AZ	Combined Cycle	100%	520	530	260,151
Russell City Energy Center	WECC	CA	Combined Cycle	75%	429	464	750,650
Los Esteros Critical Energy Facility	WECC	CA	Combined Cycle	100%	243	309	355,224
Gilroy Energy Center	WECC	CA	Simple Cycle	100%	—	141	25,657
Gilroy Cogeneration Plant	WECC	CA	Cogen	100%	109	130	102,683
King City Cogeneration Plant	WECC	CA	Cogen	100%	120	120	372,736
Wolfskill Energy Center	WECC	CA	Simple Cycle	100%	—	48	9,388
Yuba City Energy Center	WECC	CA	Simple Cycle	100%	—	47	32,148
Feather River Energy Center	WECC	CA	Simple Cycle	100%	—	47	33,113
Creed Energy Center	WECC	CA	Simple Cycle	100%	—	47	13,908
Lambie Energy Center	WECC	CA	Simple Cycle	100%	—	47	13,299
Goose Haven Energy Center	WECC	CA	Simple Cycle	100%	—	47	12,447
Riverview Energy Center	WECC	CA	Simple Cycle	100%	—	47	18,004
King City Peaking Energy Center	WECC	CA	Simple Cycle	100%	—	44	8,584
Agnews Power Plant	WECC	CA	Combined Cycle	100%	28	28	16,080
Subtotal					6,482	7,425	25,246,922

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2018 Total MWh Generated(4)
TEXAS
Deer Park Energy Center	TRE	TX	Cogen	100%	1,103	1,204	6,904,500
Guadalupe Energy Center	TRE	TX	Combined Cycle	100%	1,009	1,000	5,527,007
Baytown Energy Center	TRE	TX	Cogen	100%	810	896	4,329,171
Channel Energy Center	TRE	TX	Cogen	100%	723	808	4,225,208
Pasadena Power Plant(6)	TRE	TX	Cogen/Combined Cycle	100%	763	781	3,953,102
Bosque Energy Center	TRE	TX	Combined Cycle	100%	740	762	4,179,896
Freestone Energy Center	TRE	TX	Combined Cycle	75%	779	746	4,796,142
Magic Valley Generating Station	TRE	TX	Combined Cycle	100%	682	712	3,290,323
Jack A. Fusco Energy Center(7)	TRE	TX	Combined Cycle	100%	523	609	2,853,844
Corpus Christi Energy Center	TRE	TX	Cogen	100%	426	500	2,093,699
Texas City Power Plant	TRE	TX	Cogen	100%	400	453	963,151
Hidalgo Energy Center	TRE	TX	Combined Cycle	78.5%	397	379	1,545,307
Freeport Energy Center(8)	TRE	TX	Cogen	100%	210	236	1,062,358
Subtotal					8,565	9,086	45,723,708
EAST
Bethlehem Energy Center	RFC	PA	Combined Cycle	100%	1,062	1,130	4,164,300
Hay Road Energy Center	RFC	DE	Combined Cycle	100%	1,039	1,130	2,750,315
York 2 Energy Center	RFC	PA	Combined Cycle	100%	668	828	—
Morgan Energy Center	SERC	AL	Cogen	100%	720	807	4,532,864
Fore River Energy Center	NPCC	MA	Combined Cycle	100%	750	731	3,258,006
Edge Moor Energy Center	RFC	DE	Steam Cycle	100%	—	725	316,509
Granite Ridge Energy Center	NPCC	NH	Combined Cycle	100%	745	695	2,177,486
York Energy Center	RFC	PA	Combined Cycle	100%	519	565	1,838,910
Westbrook Energy Center	NPCC	ME	Combined Cycle	100%	552	552	1,497,989
Greenfield Energy Centre(9)	NPCC	ON	Combined Cycle	50%	422	519	1,033,805
RockGen Energy Center	MRO	WI	Simple Cycle	100%	—	503	455,771
Zion Energy Center	RFC	IL	Simple Cycle	100%	—	503	541,758
Garrison Energy Center	RFC	DE	Combined Cycle	100%	273	309	1,339,892
Pine Bluff Energy Center	SERC	AR	Cogen	100%	184	215	1,304,930
Cumberland Energy Center	RFC	NJ	Simple Cycle	100%	—	191	198,483
Kennedy International Airport Power Plant	NPCC	NY	Cogen	100%	110	121	601,879
Sherman Avenue Energy Center	RFC	NJ	Simple Cycle	100%	—	92	59,791
Bethpage Energy Center 3	NPCC	NY	Combined Cycle	100%	60	80	121,778
Carll’s Corner Energy Center	RFC	NJ	Simple Cycle	100%	—	73	11,679
Mickleton Energy Center	RFC	NJ	Simple Cycle	100%	—	67	5,021
Bethpage Power Plant	NPCC	NY	Combined Cycle	100%	55	56	261,959
Christiana Energy Center	RFC	DE	Simple Cycle	100%	—	53	1,497
Bethpage Peaker	NPCC	NY	Simple Cycle	100%	—	48	70,378
Stony Brook Power Plant	NPCC	NY	Cogen	100%	45	47	298,483
Tasley Energy Center	RFC	VA	Simple Cycle	100%	—	33	768
Whitby Cogeneration(10)	NPCC	ON	Cogen	50%	25	25	207,273
Delaware City Energy Center	RFC	DE	Simple Cycle	100%	—	23	83
West Energy Center	RFC	DE	Simple Cycle	100%	—	20	699

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2018 Total MWh Generated(4)
Bayview Energy Center	RFC	VA	Simple Cycle	100%	—	12	2,950
Crisfield Energy Center	RFC	MD	Simple Cycle	100%	—	10	4,488
Vineland Solar Energy Center	RFC	NJ	Renewable	100%	—	4	5,110
Subtotal					7,229	10,167	27,064,854
Total operating power plants	79				22,276	26,678	98,035,484

Power plant sold during 2018
Auburndale Peaking Energy Center	FRCC	FL	Simple Cycle	100%	n/a	n/a	—
Subtotal							—
Total operating and sold power plants							98,035,484

Projects Under Advanced Development
Washington Parish Energy Center(11)	SERC	LA	Simple Cycle	100%	—	361	n/a
Bluestone Wind Farm(12)	NPCC	NY	Renewable	100%	124	124	n/a
Total operating power plants and projects					22,400	27,163
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

(3)	These outputs do not factor in the typical MW loss and recovery profiles over time, which natural gas-fired turbine power plants display associated with their planned major maintenance schedules.

(4)	MWh generation is shown here as our net operating interest.

(5)	South Point Energy Center is available for economic dispatch.

(6)	Pasadena is comprised of 260 MW of cogen technology and 521 MW of combined cycle (non-cogen) technology.

(7)	Formerly our Brazos Valley Power Plant, which was renamed in December 2017.

(8)	Freeport Energy Center is owned by Calpine; however, it is contracted and operated by The Dow Chemical Company.

(9)	Calpine holds a 50% partnership interest in Greenfield LP through its subsidiaries; however, it is operated by a third party.

(10)	Calpine holds a 50% partnership interest in Whitby Cogeneration through its subsidiaries; however, it is operated by Atlantic Packaging Products Ltd.

(11)	A third party will purchase a 100% ownership interest in this power plant upon achieving commercial operation.

(12)	Once construction is complete, the wind facility will sell all of the RECs associated with the power produced to a third party under a 20-year renewable energy credit sales agreement.
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
Our power plants, outside of ERCOT, are subject to FERC’s jurisdiction as either exempt wholesale generators (“EWGs”) under the FPA or QFs under PURPA. Most of our affiliates have been granted authority to sell power at market-based rates and have been granted certain waivers of FERC reporting and accounting regulations. However, we cannot assure that such authorities or waivers will not be revoked in the future for these affiliates.
The FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder. The FERC is authorized to assess a maximum civil penalty of approximately $1.27 million per violation for each day that the violation continues. The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA. This penalty authority was enhanced in the Energy Policy Act of 2005 (“EPAct 2005”).
Pursuant to EPAct 2005, NERC has been certified by the FERC as the Electric Reliability Organization to develop and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The NERC standards are applicable throughout the U.S. and are subject to FERC review and approval. FERC-approved reliability standards may be enforced by the FERC independently, or, alternatively, by the NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to the FERC’s oversight. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets, including supervisory control and data acquisition systems for the electric grid. Compliance with these standards is mandatory. Monetary penalties of approximately $1.27 million per day per violation may be assessed for violations of the reliability and critical infrastructure protection standards.
U.S. Department of Energy
The U.S. Department of Energy (“DOE”) has initiated a formal inter-agency review process to consider possible action under Section 202(c) of the FPA and the Defense Production Act to ensure the continued operation of certain fuel-secure electric generation capacity, consisting of nuclear and coal-fired power plants across the U.S. facing retirement. The review process is being conducted on the basis that these uneconomic power resources are needed to provide reliability and resiliency to the U.S. power system because their on-site fuel better equips them to withstand extreme weather events and cyber attacks. We and others are advocating against any such action and believe if such actions are permitted to be implemented, prices could be negatively affected. We cannot predict what action, if any, the DOE may take in response to this request, nor can we predict what effect such action would have on our business.
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
ERCOT
ERCOT is the ISO that manages approximately 90% of Texas’ load and an electric grid covering about 75% of the state, overseeing transactions associated with Texas’ competitive wholesale and retail power markets. FERC does not regulate wholesale sales of power in ERCOT. The PUCT exercises regulatory jurisdiction over the rates and services of any electric utility conducting business within Texas. Our subsidiaries that own power plants in Texas have power generation company status at the PUCT, and are either EWGs or QFs and are exempt from PUCT rate regulation. ERCOT ensures resource adequacy through an energy-only model. In ERCOT, there is a market offer price cap for energy and capacity services purchased by ERCOT. Under certain market conditions, the offer cap could be lower. Our subsidiaries are subject to the offer cap rules, but only for sales of power and capacity services to ERCOT.
The PUCT recently approved changes to energy price formation and scarcity pricing. These changes affect the shape of the Operating Reserve Demand Curve (“ORDC”), which produces a price “adder” to the clearing price of energy that increases as reserve capacity declines. The effect of these changes to the ORDC is to produce a slightly more robust price signal than previously existed as reserve capacity declines.
PJM
PJM operates wholesale power markets, a locationally based energy market, a forward capacity market and ancillary service markets. PJM also performs transmission planning and operation for the region. The rules and regulations affecting PJM power markets and transmission are subject to change at any time.
On June 29, 2018, the FERC issued a decision finding PJM’s current tariff to be unjust and unreasonable due to the price-suppressive effects of out-of-market compensation provided to certain generation resources by states within the PJM market. The FERC rejected both replacement proposals submitted by PJM to address the issue and instead opted for an expedited paper hearing to identify a reasonable replacement mechanism. In its decision, the FERC outlined a Fixed Resource Requirement Alternative (“FRR Alternative”) in which power resources receiving out-of-market subsidies could choose to be removed from the PJM market along with a commensurate amount of load. PJM made a Compliance Filing on October 2, 2018 to implement the FERC’s proposed FRR Alternative, which we do not support. In the same Compliance Filing, however, PJM also included additional market rule changes we do support that would partially mitigate the impact of out-of-market subsidies on wholesale capacity market prices. As this issue is unresolved, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
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

In response to reliability concerns related to fuel security in the New England region, ISO-NE filed a proposal with the FERC in mid-2018 that would allow it to retain certain generators under cost-of-service RMR Contracts that it believes are necessary to ensure fuel security on the system. The only units ISO-NE has contracted with to date are Mystic Units 8 and 9 (the “Mystic Units”). Included in ISO-NE’s proposal is a requirement that the cost-of-service units participate in ISO-NE’s forward capacity auction (“FCA”) as price takers. The Mystic Units were price takers in the recently concluded FCA 13. Calpine and many other generators opposed ISO-NE’s proposal, arguing that having these generators act as price takers will suppress capacity market clearing prices. The FERC rejected the price suppression concerns and accepted ISO-NE’s filing on December 3, 2018. Several companies have sought rehearing of the FERC’s decision.
ISO-NE concedes that treating the cost-of-service units (i.e., the Mystic Units) as price takers in the FCA suppresses clearing prices, and is conducting stakeholder meetings to develop an interim, administrative mechanism to provide additional compensation to all generators that provide fuel security to the system. Additionally, ISO-NE has committed to the FERC to develop a long-term market-based solution to incent and retain fuel secure resources and is conducting stakeholder meetings to develop a solution. ISO-NE intends to submit this long-term solution to the FERC by November 15, 2019. Stakeholder meetings are continuing.
NYISO
We have five power plants in our East segment located in New York where NYISO is the RTO which manages the transmission system in New York and operates the state’s wholesale power markets. NYISO manages both day-ahead and real-time energy markets using a locationally based marginal pricing mechanism that pays each generator the zonal marginally accepted bid price for the energy it produces. NYISO also manages a forward capacity market where capacity prices are determined through auctions.
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
The FERC has civil penalty authority for violations of the Natural Gas Act (“NGA”) and Natural Gas Policy Act (“NGPA”), as well as any rule or order issued thereunder. The FERC’s regulations specifically prohibit the manipulation of the natural gas markets by making it unlawful for any entity in connection with the purchase or sale of natural gas, or the purchase or sale of transportation service under the FERC’s jurisdiction, to engage in fraudulent or deceptive practices. Similar to its penalty authority under the FPA described above, the FERC is authorized to assess a maximum civil penalty of approximately $1.27 million per violation for each day that the violation continues. The NGA and NGPA also provide for the assessment of criminal fines and imprisonment time for violations.
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
Pursuant to authority granted under the CAA, the Texas Commission on Environmental Quality adopted regulations to attain the earlier NAAQS for ozone including the establishment of a Cap-and-Trade program for NOx emitted by power plants in the Houston-Galveston-Brazoria ozone nonattainment area. We own and operate six power plants that participate in this program, all of which received free NOx allowances based on historical operating profiles. At this time, our Houston-area power plants have sufficient NOx allowances to meet forecasted obligations under the program. Due to the more stringent ozone standard promulgated in 2015, allowable NOx emissions under this program could be reduced at some point in the future, which could cause us to incur additional compliance costs. However, we cannot estimate such costs until such program changes are proposed and finalized.
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
On October 23, 2015, the EPA finalized the New Source Performance Standard (“NSPS”) for GHG emissions from new, modified and reconstructed power plants and the Clean Power Plan. The Clean Power Plan requires a reduction in GHG emissions from existing power plants of 32% from 2005 levels by 2030. We believe that we are positioned to comply with the guidelines of the Clean Power Plan. Litigation challenging the Clean Power Plan is ongoing. The current Presidential administration is taking action to replace the Clean Power Plan upon the basis that it exceeds the EPA’s authority. If the EPA successfully replaces the Clean Power Plan with other emissions guidelines, it is unclear what effect, if any, such emissions guidelines would have on our business.
State Air Emissions Regulations
In addition to federal GHG rules, several states and regional organizations have developed state-specific or regional initiatives to reduce GHG emissions through mandatory programs. The most advanced programs include California’s suite of GHG policies promulgated pursuant to AB 32, including its Cap-and-Trade program, Massachusetts’ CO2 reduction program and RGGI in the Northeast. The evolution of these programs could have a material effect on our business.
In these programs, a cap is established defining the maximum allowable emissions of GHGs emitted by sources subject to the program. Affected sources are required to hold one allowance for each ton of CO2 emitted (and, in the case of California’s program, other GHGs) during the applicable compliance period. Both programs also contain provisions for the use of qualified offsets in lieu of allowances. Allowances are distributed through auctions or through allocations to affected companies. In addition, there are functional secondary markets for allowances. We obtain allowances in a variety of ways, including through bilateral or exchange transactions and pursuant to the terms of PPAs.
California: GHG - Cap-and-Trade Regulation
California’s climate policies and GHG reduction targets are among the most ambitious and aggressive in the world. Assembly Bill (“AB”) 32, as amended by Senate Bill (“SB”) 32 in 2016, requires California to reduce statewide GHG emissions to 1990 levels by 2020 and to at least 40% below 1990 levels by 2030. To meet this mandate, the CARB has promulgated a suite of complementary regulatory measures, including the Cap-and-Trade Regulation and Mandatory Reporting Regulation. Covered entities, such as our power plants, must surrender compliance instruments, which include both allowances and offset credits, in an amount equivalent to their GHG emissions. AB 398, enacted in 2017, authorized extension of the Cap-and-Trade Regulation through 2030.
AB 398 required several changes in the post-2020 Cap-and-Trade Regulation, including a requirement that CARB impose a price ceiling and two reserve tiers to control the pace of price increases, as well as limitations on the percentage of offset credits that covered entities can surrender to meet their compliance obligation. In subsequently adopting regulatory amendments to implement AB 398’s mandates, the CARB adopted an initial price ceiling value for 2021 at $65, which will increase each year by five percent plus the rate of inflation. Assuming an annual inflation rate of two percent, the 2030 price ceiling will approach $119, above which an unlimited number of additional metric tons will be available to covered entities if needed for compliance.
Several of our natural gas-fired power plants in California will likely remain subject to the Cap-and-Trade Regulation through 2030 as a result of passage of AB 398, although we believe the net effect of the Cap-and-Trade Regulation will be beneficial to us.

Northeast GHG Regulation: RGGI
Nine states in the Northeast participate in RGGI, a Cap-and-Trade program, which affects our power plants in Maine, Massachusetts, New Hampshire, New York and Delaware (together emitting about 5.4 million tons of CO2 annually). The governors of New Jersey and Virginia are currently taking actions to have their states join RGGI.
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
Massachusetts: Global Warming Solutions Act
On December 16, 2016, the Massachusetts Department of Environmental Protection proposed regulations that would impose new GHG limits on power plants and other sources. These regulations are notable because they are structured as annually-declining hard caps on CO2 emissions from regulated facilities. The Massachusetts Department of Environmental Protection issued a final rule on August 11, 2017, which became effective on January 1, 2018. The rule establishes an allowance trading system under which we were granted allowances. Although we view the regulations as likely to result in market distortions impeding the efficient operation of both power and emissions markets, we believe that we will be able to comply with its provisions.
Oregon: GHG – Cap and Invest Legislation
Recently introduced legislation, HB 2020, would create a GHG “cap and invest” trading program comparable in structure to the California Cap-and-Trade Program and designed to link with the Western Climate Initiative jurisdictions implementing linked GHG trading programs, which currently consist of California and Québec. If enacted, the newly created Climate Policy Office would then develop regulations to implement program elements in more specific detail, with the goal of holding joint auctions with the other linked jurisdictions. The program would run from 2021 through 2050, with constant declines in annual allowance budgets to achieve a 45 percent reduction in GHG emissions below 1990 levels by 2035, and an 80 percent reduction below 1990 levels by 2050 within capped sectors.
Our Hermiston Power Project would be subject to the program and required to provide compliance instruments for its GHG emissions under HB 2020 as introduced. As the legislative session is still ongoing, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
Other Environmental Regulations
RPS
We are subject to an RPS in multiple states in which we do business. Generally, an RPS requires each retail seller of electricity to include in its resource portfolio (the resources procured by the retail seller to supply its retail customers) a certain amount of power generated from renewable or clean energy resources by a certain date.
California RPS
California’s RPS requires retail power providers to generate or procure 33% and 60% of the power they sell to retail customers from renewable resources by 2020 and 2030, respectively, with intermediate targets leading up to 2020 and 2030. Behind-the-meter solar generally does not count towards California’s RPS requirements. Under California’s RPS, there are limits on different “buckets” of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy a growing fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour, such as our Geysers Assets. The law that increased the 2030 RPS target to 60%, SB 100, also sets a state policy that eligible renewable energy and zero-carbon resources supply 100% of all retail sales of electricity in California by 2045. While this goal is aspirational and the legislation does not establish an enforceable framework or mechanism by which it will be achieved, it will nevertheless guide procurement and planning decisions. In addition, a recently signed executive order articulates a carbon neutrality goal for the entire state, not just the electricity sector, by 2045, which is five years earlier than the existing target of reducing greenhouse gas emissions to 80% below 1990 levels. While the RPS generally depresses wholesale energy prices, the intermittency of many renewable resources raises operational flexibility challenges that present opportunities for natural gas-fired generation to provide capacity and ancillary services products. Additionally, the RPS could result in the retirement of non-renewable generating units creating opportunities for our fleet.
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
Clean Water Act
The federal Clean Water Act establishes requirements relating to the discharge of pollutants into waters of the U.S., including from cooling water intake structures. Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse effects on the environment. We are required to obtain wastewater and storm water discharge permits for wastewater and runoff, respectively, for some of our power plants. We are subject to the requirements for cooling water intake structures at many of our power plants. In addition, we are required to maintain spill prevention control and countermeasure plans for some of our power plants. We do not use once-through cooling technology at any of the power plants in our fleet. We believe that our facilities that are subject to the Clean Water Act are in compliance with applicable discharge requirements of the Clean Water Act.
Safe Drinking Water Act
Part C of the Safe Drinking Water Act establishes the underground injection control program that regulates the disposal of wastes by means of deep well injection. Although geothermal production wells, which are wells that bring steam to the surface, are exempt under EPAct 2005, we use geothermal re-injection wells to inject reclaimed wastewater back into the steam reservoir, which are subject to the underground injection control program. We believe that we are in compliance with Part C of the Safe Drinking Water Act.
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
EMPLOYEES
At December 31, 2018, we employed 2,282 full-time employees, of whom 167 were represented by collective bargaining agreements. One collective bargaining agreement, representing a total of 42 employees, will expire within one year. We have never experienced a work stoppage or a strike.

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

•	structure and operating characteristics of our capacity markets such as the PJM and ISO-NE capacity auctions and the NYISO markets; and

•	regulations and market rules related to our RECs.
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
Extensive competition in our wholesale and retail businesses could adversely affect our performance.
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
Additionally, there is extensive competition in the retail power markets in which our retail subsidiaries operate. Competitors may offer lower prices or other incentives which may attract customers away from our retail subsidiaries. We may also face competition from a number of other energy service providers, other energy industry participants, or nationally branded providers of consumer products and services who may develop businesses that will compete with our retail subsidiaries.
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
For example, our wholesale business currently has contracts with investor owned California utilities which could be affected should they be found liable for recent wildfires in California and, accordingly, incur substantial costs associated with the wildfires.
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. We currently have several power plants that provide energy and energy-related products to PG&E under PPAs, many of which have PG&E collateral posting requirements. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. We also currently have numerous other agreements with PG&E related to the operation of our power plants in Northern California, under which PG&E has continued to provide service since its bankruptcy filing. We cannot predict the ultimate outcome of this matter and continue to monitor the bankruptcy proceedings. However, should the outcome in the matter be unfavorable, our business may be adversely affected.
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
We depend on facilities and assets that we do not own or control for the transmission to our customers of the power produced by our power plants and the distribution of natural gas or fuel oil to our power plants. If these transmission and distribution systems are disrupted or capacity on those systems is inadequate, our ability to sell and deliver power products or obtain fuel may be hindered. ISOs that oversee transmission systems in regional power markets have imposed price limitations and other mechanisms to address volatility in their power markets. Existing congestion, as well as expansion of transmission systems, could affect our performance, which in turn could adversely affect our business.
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
Significant events beyond our control, such as natural disasters, including weather-related events and wildfires, or acts of terrorism (including cyber attacks), could damage our power plants or our corporate offices or cause a loss of system load and may affect us in unpredictable ways.
Certain of our geothermal and natural gas-fired power plants, particularly in the West, are subject to frequent low-level seismic disturbances and a persistent risk of wildfires. More significant seismic disturbances are possible. In addition, other areas in which we operate, particularly in Texas and the Southeast, experience tornados and hurricanes. Operations at our corporate offices in Houston, Texas could be substantially affected by a hurricane. Any significant loss of system load resulting from a weather-related event or wildfires could negatively affect our wholesale business and retail subsidiaries. Such events could damage or shut down our power plants, power transmission or the fuel supply facilities upon which our wholesale business and retail subsidiaries are dependent. Our existing power plants are built to withstand relatively significant levels of seismic and other disturbances, and we believe we maintain adequate insurance protection. However, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of serious damages to our power plants or disruptions to our wholesale and retail operations due to natural disasters.
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
In addition, our success is largely dependent on the skills, experience and efforts of our people. Our employees, including key personnel, may be uncertain about their future roles and relationships with us following the Merger, which may adversely affect our ability to retain them or to hire new employees. The loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a negative effect on our business, financial condition and results of operations and future growth if we were unable to replace them.
Failures in our systems or a cyber attack or breach of our information technology systems or technology could significantly disrupt our business operations or result in sensitive customer information being compromised, which would negatively materially affect our reputation and/or results of operations.
Our information technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business, which makes us a target of cyber attacks on our systems. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and information technology infrastructure providers and, as a result, are potentially exposed to the risk of security breaches, computer or other malware, viruses, social engineering or general hacking, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems or those to third parties, which could result in the loss or misappropriation of sensitive data or other disruption to our operations.
We depend on computer and telecommunications systems we do not own or control. We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with the operation of our power plants. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We also rely on software systems owned and operated by third parties, such as ISOs and RTOs, to be functioning in order to be able to transmit the electricity produced by our power plants to our customers. It is possible that we, or a third party that we rely on, could incur interruptions from a loss of communications, hardware or software failures, a cyber attack or a breach of our information technology systems or technology, computer viruses or malware. We believe that we have positive relations with our vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.
A cyber attack on our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We have experienced and expect to continue to experience actual or attempted cyber attacks on our information technology systems or networks; however, none of these actual or attempted cyber attacks has had a material effect on our operations or financial condition. Even when a security breach is detected, the full extent of the breach may not be determined for some time. The risk of a security breach or disruption, particularly through a cyber attack or a cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has magnified as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased. An increasing number of companies have disclosed security breaches of their information technology systems and networks, some of which have involved sophisticated and highly targeted attacks. We believe such incidents are likely to continue, and we are unable to predict the direct or indirect effect of any future attacks on our business.
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
As of December 31, 2018, our consolidated debt outstanding was $10.8 billion, of which approximately $8.4 billion was outstanding under our Senior Unsecured Notes, First Lien Term Loans and First Lien Notes. In addition, we had $1,365 million issued in letters of credit and our pro rata share of unconsolidated subsidiary debt was approximately $151 million. Although we significantly extended our maturities during the last several years, we could face liquidity challenges as we continue to have substantial debt and substantial liquidity needs in the operation of our business. Our ability to make payments on our indebtedness, to meet margin requirements and to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future from our operations and our ability to access the capital markets. This, to a certain extent, is dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, as discussed further in “— Commercial Operations” above.
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
Our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, Corporate Revolving Facility, CCFC Term Loan and our other debt instruments contain events of default customary for financings of their type, including a cross default to debt other than non-recourse project financing debt, a cross-acceleration to non-recourse project financing debt and certain change of control events. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, or a default exists and is continuing under such debt, the lenders or the holders or trustee, as applicable, could give notice and declare outstanding borrowings and other obligations under such debt immediately due and payable.

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
These letter of credit and cash collateral requirements increase our cost of doing business and could have an adverse effect on our overall liquidity, particularly if there was a call for a large amount of additional cash or letter of credit collateral due to an unexpectedly large movement in the market price of a commodity. As of December 31, 2018, we had $1,365 million issued in letters of credit under our Corporate Revolving Facility and other facilities, with $966 million remaining available for borrowing or for letter of credit support under our Corporate Revolving Facility. In addition, we have ratably secured our obligations under certain of our power and natural gas agreements that qualify as eligible commodity hedge agreements with the assets subject to liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility.
Additionally, changes in market regulations can increase the use of credit support and collateral.
We may not have sufficient liquidity to hedge market risks effectively.
We are exposed to market risks through our purchase and sale of power, capacity and related products, fuel, transmission services and emission allowances. These market risks include, among other risks, volatility arising from location and timing differences that may be associated with buying and transporting fuel, converting fuel into power and delivering the power to a buyer.
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
Our First Lien Term Loans, First Lien Notes and Corporate Revolving Facility are effectively subordinated to certain project indebtedness.
Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 31, 2018, our subsidiaries had approximately $1.0 billion in debt from our CCFC subsidiary and approximately $1.3 billion in secured project financing from other subsidiaries, which are effectively senior to our First Lien Term Loans, First Lien Notes and Corporate Revolving Facility. We may incur additional project financing indebtedness in the future, which will be effectively senior to our other secured and unsecured debt.
Governmental Regulation
Federal tax incentives and regulations, existing and proposed state RPS and energy efficiency standards, as well as economic support for renewable sources of power under federal or state legislation could adversely affect our operations.
Renewables have the ability to take market share from us and to lower overall wholesale power prices which could negatively affect us. The Consolidated Appropriations Act which extended the production tax credit for wind through the end of 2016 with gradual decreases thereafter until the tax credit expires completely in 2019 and extended the 30% investment tax credit for solar through the end of 2019 with gradual decreases through 2021 after which the investment tax credit declines to 10% was enacted in December 2015. California has a RPS in effect and recently enacted legislation requiring implementation of a 100% CO2-free energy requirement by 2030. A number of additional states, including Maine, New York, Texas and Wisconsin, have an array of different RPS in place. Existing state-specific RPS requirements may change due to regulatory and/or legislative initiatives, and other states may consider implementing enforceable RPS in the future. A more robust RPS in states in which we are active, coupled with federal tax incentives, would likely initially drive up the number of wind and solar resources, increasing power supply to various markets which could negatively affect the dispatch of our natural gas-fired power plants, primarily in Texas and California.
Additionally, the U.S. Department of Energy (“DOE”) has initiated a formal inter-agency review process to consider possible action under Section 202(c) of the FPA and the Defense Production Act to ensure the continued operation of certain fuel-secure electric generation capacity, consisting of nuclear and coal-fired power plants across the U.S. facing retirement.
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
Currently, nine states in the Northeast are required to comply with a Cap-and-Trade program, RGGI, to regulate CO2 emissions from power plants. California has implemented AB 32 which places a statewide cap on GHG emissions and requires the state to return to 1990 emission levels by 2020. In December 2010, the CARB adopted a regulation establishing a GHG Cap-and- Trade program which is in effect for electric utilities and other “major industrial sources,” and in 2015 for certain other GHG sources including transportation fuels and natural gas distribution. The Massachusetts Department of Environmental Protection issued a final rule in August 2017 that imposes new GHG limits on power plants and other sources.
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
If we were deemed to have market power in certain markets as a result of the ownership of our stock by certain significant owners, we could lose FERC authorization to sell power at wholesale at market-based rates in such markets or be required to engage in mitigation in those markets.
Certain of our significant ownership groups own power generating assets, or own significant equity interests in entities with power generating assets, in markets where we currently own power plants. We could be determined to have market power if these existing significant owners acquire additional significant ownership or equity interest in other entities with power generating assets in the same markets where we generate and sell power.
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

Our principal offices are located in Houston, Texas with the principal offices of our retail affiliates located in Houston, Texas and San Diego, California. We have regional offices in Dublin, California, Wilmington, Delaware, an engineering, construction and maintenance services office in Pasadena, Texas and government affairs offices in Sacramento, California and Austin, Texas. We operate our business through a variety of divisions, subsidiaries and affiliates.
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
Prior to the closing of the Merger, the common stock of Calpine was traded on the NYSE under the symbol “CPN”. At December 31, 2018, all of the outstanding shares of Calpine Corporation common stock are held by CPN Management.
Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Statement of Operations data:
Operating revenues	$9,512	$8,752	$6,716	$6,472	$8,030
Net income (loss) attributable to Calpine	$10	$(339)	$92	$235	$946
Balance Sheet data:
Total assets	$16,062	$16,453	$17,493	$16,849	$16,089
Short-term debt and capital lease obligations	$637	$225	$748	$221	$199
Long-term debt and capital lease obligations	$10,148	$11,180	$11,431	$11,716	$10,933

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
Below are our results of operations for the year ended December 31, 2018, as compared to the same period in 2017 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2018	2017	Change	% Change
Operating revenues:
Commodity revenue	$9,865	$8,836	$1,029	12
Mark-to-market loss	(373)	(101)	(272)	#
Other revenue	20	17	3	18
Operating revenues	9,512	8,752	760	9
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	6,914	6,268	(646)	(10)
Mark-to-market (gain) loss	(165)	70	235	#
Fuel and purchased energy expense	6,749	6,338	(411)	(6)
Operating and maintenance expense	1,020	1,080	60	6
Depreciation and amortization expense	739	724	(15)	(2)
General and other administrative expense	158	155	(3)	(2)
Other operating expenses	98	85	(13)	(15)
Total operating expenses	8,764	8,382	(382)	(5)
Impairment losses	10	41	31	76
(Gain) on sale of assets, net	—	(27)	(27)	#
(Income) from unconsolidated subsidiaries	(24)	(22)	2	9
Income from operations	762	378	384	#
Interest expense	617	621	4	1
(Gain) loss on extinguishment of debt	(28)	38	66	#
Other (income) expense, net	81	32	(49)	#
Income (loss) before income taxes	92	(313)	405	#
Income tax expense	64	8	(56)	#
Net income (loss)	28	(321)	349	#
Net income attributable to the noncontrolling interest	(18)	(18)	—	—
Net income (loss) attributable to Calpine	$10	$(339)	$349	#

	2018	2017	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	95,732	93,114	2,618	3
Average availability(2)	87.6%	86.8%	0.8%	1
Average total MW in operation(1)	25,120	25,193	(73)	—
Average capacity factor, excluding peakers	46.9%	46.6%	0.3%	1
Steam Adjusted Heat Rate(2)	7,353	7,305	(48)	(1)
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate. See “— Description of Our Power Plants – Table of Operating Power Plants and Projects Under Advanced Development” for our total equity generation and capacities.

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
Commodity revenue, net of Commodity expense, increased $383 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$174	Higher regulatory capacity revenue in our East segment
120
Higher energy margins for our wholesale business associated with higher market Spark Spreads across most regions, the positive effect of new PPAs in the West and a gain associated with the cancellation of a PPA recorded during the first quarter of 2018. The increase was partially offset by lower contributions from hedges and lower energy margins associated with our Retail segment primarily in Texas and the Northeast

31	Higher revenue associated with the sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in 2017
58	Year-over-year change in contract amortization, lease levelization relating to tolling contracts and other(1)
$383
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had an unfavorable variance of $37 million primarily driven by the increase in forward commodity prices in the West and an increase in forward commodity prices and corresponding Market Heat Rate expansion in ERCOT during the year ended December 31, 2018.
Operating and maintenance expense decreased by $60 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily driven by a decrease in major maintenance expense resulting from a decrease in plant outages and increase in capitalized costs. The overall decrease was partially offset by an increase in our normal, recurring operating and maintenance expense due to higher variable operating costs resulting from restarting our Sutter and South Point Energy Centers during 2018 and higher employee-related costs resulting from higher performance-based compensation given our strong financial and operating performance in 2018.
Depreciation and amortization expense increased by $15 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the change in estimated useful lives for our componentized balance of plant parts and rotable parts initiated in 2018 partially offset by higher amortization of intangible assets in 2017 related to the acquisition of Calpine Solutions. See Note 6 of the Notes to Consolidated Financial Statements for further information related to the change in estimate associated with our depreciable lives.
Other operating expenses increased by $13 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to Merger-related costs associated with legal, investment banking and other professional fees associated with the Merger partially offset by the write-off of unamortized balances associated with the termination of a PPA during the first quarter of 2018. See Note 2 of the Notes to Consolidated Financial Statements for further information related to the Merger.
During the year ended December 31, 2018, we recorded impairment losses of approximately $10 million associated with existing equipment at the site of our Washington Parish Energy Center that will not be used in the construction of the new power plant. During the year ended December 31, 2017, we recorded impairment losses of approximately $41 million related to our South Point Energy Center and to adjust the carrying value of turbine equipment to fair value following the initiation of marketing efforts during 2017.
In line with our strategy to focus on competitive wholesale markets and sell or contract power plants located in power markets dominated by regulated utilities or outside our strategic concentration, we completed the sale of the Osprey Energy Center in our East segment on January 3, 2017, resulting in a gain on sale of assets, net of $27 million during 2017.

(Gain) loss on extinguishment of debt for the year ended December 31, 2018, primarily consisted of gains of $35 million associated with the repurchase of a portion of our Senior Unsecured Notes during the fourth quarter of 2018 partially offset by $3 million associated with the write-off of a portion of the debt issuance costs for our Senior Unsecured Notes. During the year ended December 31, 2018, we also recorded approximately $3 million in debt extinguishment costs related to the refinancing of the project debt associated with OMEC in the fourth quarter of 2018. Loss on extinguishment of debt for the year ended December 31, 2017, primarily consisted of $21 million in connection with the redemption of our 2023 First Lien Notes in March 2017, $4 million from the write-off of debt issuance costs associated with the repayment of our 2017 First Lien Term Loan and $12 million from the write-off of debt issuance costs associated with the repayment of our CCFC Term Loans in December 2017.
Other (income) expense, net increased by $49 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to legal settlements with former stockholders who exercised their appraisal rights in connection with the Merger. See Note 16 of the Notes to Consolidated Financial Statements for further information related to the legal settlements with former stockholders.
During the year ended December 31, 2018, we recorded an income tax expense of $64 million compared to an income tax expense of $8 million for the year ended December 31, 2017. The unfavorable year-over-year change primarily resulted from the write-off of foreign NOLs as a result of the Merger and a favorable adjustment in 2017 related to the reserve for uncertain tax positions.

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

	2017	2016	Change	% Change
Operating revenues:
Commodity revenue	$8,836	$6,943	$1,893	27
Mark-to-market loss	(101)	(245)	144	59
Other revenue	17	18	(1)	(6)
Operating revenues	8,752	6,716	2,036	30
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	6,268	4,431	(1,837)	(41)
Mark-to-market (gain) loss	70	(244)	(314)	#
Fuel and purchased energy expense	6,338	4,187	(2,151)	(51)
Operating and maintenance expense	1,080	977	(103)	(11)
Depreciation and amortization expense	724	662	(62)	(9)
General and other administrative expense	155	140	(15)	(11)
Other operating expenses	85	79	(6)	(8)
Total operating expenses	8,382	6,045	(2,337)	(39)
Impairment losses	41	13	(28)	#
(Gain) on sale of assets, net	(27)	(157)	(130)	(83)
(Income) from unconsolidated subsidiaries	(22)	(24)	(2)	(8)
Income from operations	378	839	(461)	(55)
Interest expense	621	631	10	2
Loss on extinguishment of debt	38	25	(13)	(52)
Other (income) expense, net	32	24	(8)	(33)
Income (loss) before income taxes	(313)	159	(472)	#
Income tax expense	8	48	40	83
Net income (loss)	(321)	111	(432)	#
Net income attributable to the noncontrolling interest	(18)	(19)	1	5
Net income (loss) attributable to Calpine	$(339)	$92	$(431)	#

	2017	2016	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	93,114	107,264	(14,150)	(13)
Average availability(2)	86.8%	90.5%	(3.7)%	(4)
Average total MW in operation(1)	25,193	26,368	(1,175)	(4)
Average capacity factor, excluding peakers	46.6%	51.2%	(4.6)%	(9)
Steam Adjusted Heat Rate(2)	7,305	7,324	19	—
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate. See “— Description of Our Power Plants – Table of Operating Power Plants and Projects Under Advanced Development” for our total equity generation and capacities.

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
Other operating expenses increased by $6 million for the year ended December 31, 2017 compared to 2016 primarily due to Merger-related costs associated with legal, investment banking and other professional fees associated with the Merger partially offset by lower project development costs in 2017 compared to 2016. See Note 2 of the Notes to Consolidated Financial Statements for further information related to the Merger.
During the year ended December 31, 2017, we recorded impairment losses of approximately $41 million related to our South Point Energy Center and to adjust the carrying value of turbine equipment to fair value following the initiation of marketing efforts during 2017. During the year ended December 31, 2016, we recorded impairment losses of approximately $13 million related to the potential sale of our South Point Energy Center. See Note 5 of the Notes to Consolidated Financial Statements for

further information regarding the sale of South Point Energy Center which was denied by the Nevada Public Utility Commission in February 2017.
In line with our strategy to focus on competitive wholesale markets and sell or contract power plants located in power markets outside our strategic concentration, we completed the sale of the Osprey Energy Center and Mankato Power Plant in our East segment on January 3, 2017 and October 26, 2016, respectively, resulting in a gain on sale of assets, net of $27 million and $157 million during the years ended December 31, 2017 and 2016, respectively. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding the sales of Osprey Energy Center and Mankato Power Plant.
Loss on extinguishment of debt for the year ended December 31, 2017, primarily consisted of $21 million in connection with the redemption of our 2023 First Lien Notes in March 2017, $4 million from the write-off of debt issuance costs associated with the repayment of our 2017 First Lien Term Loan and $12 million from the write-off of debt issuance costs associated with the repayment of our CCFC Term Loans in December 2017. Loss on extinguishment of debt for the year ended December 31, 2016, consisted of $15 million from the write-off of deferred financing costs in connection with the repayment in May 2016 of a portion of our First Lien Term Loans maturing in 2019 and 2020, $5 million from the write-off of debt issuance costs in connection with the repurchase of a portion of our 2023 First Lien Notes in December 2016 and $5 million associated with the refinancing of project debt in November 2016.
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
Commodity Margin by Segment for the Years Ended December 31, 2018 and 2017
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the years ended December 31, 2018 and 2017 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2018	2017	Change	% Change
Commodity Margin (in millions)	$1,060	$970	$90	9
Commodity Margin per MWh generated	$41.99	$44.20	$(2.21)	(5)

MWh generated (in thousands)	25,247	21,946	3,301	15
Average availability	88.5%	83.2%	5.3%	6
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	41.4%	35.5%	5.9%	17
Steam Adjusted Heat Rate	7,347	7,321	(26)	—
West — Commodity Margin in our West segment increased by $90 million, or 9%, for the year ended December 31, 2018 compared to 2017, primarily resulting from the positive effect of new PPAs associated with our Metcalf and Sutter Energy Centers which became effective in 2018 and higher market Spark Spreads. Generation increased 15% year-over-year due to higher market Spark Spreads and a longer outage at our Delta Energy Center in 2017 compared to 2018. The increase in Commodity Margin was partially offset by lower contribution from hedges during the year ended December 31, 2018 compared to 2017.

Texas:	2018	2017	Change	% Change
Commodity Margin (in millions)	$646	$552	$94	17
Commodity Margin per MWh generated	$14.46	$12.80	$1.66	13

MWh generated (in thousands)	44,661	43,117	1,544	4
Average availability	88.8%	89.3%	(0.5)%	(1)
Average total MW in operation	8,850	8,853	(3)	—
Average capacity factor, excluding peakers	57.6%	55.6%	2.0%	4
Steam Adjusted Heat Rate	7,152	7,137	(15)	—
Texas — Commodity Margin in our Texas segment increased by $94 million, or 17%, for the year ended December 31, 2018 compared to 2017, primarily due to higher market Spark Spreads, which also drove a 4% year-over-year increase in generation, and higher revenue associated with the sale of environmental credits in the first quarter of 2018 with no similar activity in 2017. The increase in Commodity Margin was partially offset by lower contribution from hedges during the year ended December 31, 2018 compared to 2017.

East:	2018	2017	Change	% Change
Commodity Margin (in millions)	$970	$790	$180	23
Commodity Margin per MWh generated	$37.56	$28.16	$9.40	33

MWh generated (in thousands)	25,824	28,051	(2,227)	(8)
Average availability	85.5%	86.7%	(1.2)%	(1)
Average total MW in operation	8,845	8,915	(70)	(1)
Average capacity factor, excluding peakers	42.5%	46.2%	(3.7)%	(8)
Steam Adjusted Heat Rate	7,708	7,568	(140)	(2)
East — Commodity Margin in our East segment increased by $180 million, or 23%, for the year ended December 31, 2018 compared to 2017, primarily due to higher regulatory capacity revenue in PJM and ISO-NE. Spark Spreads were higher in ISO-NE and lower in PJM during the year ended December 31, 2018 compared to 2017. Commodity Margin also increased resulting from a gain associated with the cancellation of a PPA recorded during the first quarter of 2018. The increase in Commodity Margin was partially offset by lower contribution from hedges during the year ended December 31, 2018 compared to 2017. Generation decreased 8% due to lower market Spark Spreads in PJM and lower availability associated with scheduled outages during the year ended December 31, 2018 compared to 2017.

Retail:	2018	2017	Change	% Change
Commodity Margin (in millions)	$357	$396	$(39)	(10)
Retail — Commodity Margin in our retail segment decreased by $39 million, or 10%, for the year ended December 31, 2018 compared to December 31, 2017, primarily due to higher purchased energy and capacity supply costs in Texas and the Northeast during the year ended December 31, 2018 compared to 2017.
Commodity Margin by Segment for the Years Ended December 31, 2017 and 2016
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the years ended December 31, 2017 and 2016 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2017	2016	Change	% Change
Commodity Margin (in millions)	$970	$984	$(14)	(1)
Commodity Margin per MWh generated	$44.20	$37.48	$6.72	18

MWh generated (in thousands)	21,946	26,256	(4,310)	(16)
Average availability	83.2%	92.0%	(8.8)%	(10)
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	35.5%	43.2%	(7.7)%	(18)
Steam Adjusted Heat Rate	7,321	7,277	(44)	(1)
West — Commodity Margin in our West segment decreased by $14 million, or 1%, for the year ended December 31, 2017 compared to 2016, primarily due to the receipt of a $40 million natural gas pipeline transportation billing credit during the second quarter of 2016 with no similar activity in 2017. The year-over-year decrease in Commodity Margin was partially offset by higher generation margin where we realized higher Spark Spreads during hours in which we generated, particularly evening peak times. Generation decreased 16% primarily resulting from an increase in hydroelectric generation in the region and an extended outage at our Delta Energy Center in 2017.

Texas:	2017	2016	Change	% Change
Commodity Margin (in millions)	$552	$543	$9	2
Commodity Margin per MWh generated	$12.80	$11.64	$1.16	10

MWh generated (in thousands)	43,117	46,646	(3,529)	(8)
Average availability	89.3%	90.3%	(1.0)%	(1)
Average total MW in operation	8,853	9,191	(338)	(4)
Average capacity factor, excluding peakers	55.6%	57.8%	(2.2)%	(4)
Steam Adjusted Heat Rate	7,137	7,143	6	—
Texas — Commodity Margin in our Texas segment increased by $9 million, or 2%, for the year ended December 31, 2017 compared to 2016, primarily due to higher market Spark Spreads in the Houston Zone. The year-over-year increase in Commodity Margin was partially offset by lower contribution from hedges and the retirement of our 400 MW Clear Lake Power Plant in February 2017. Generation decreased 8% primarily resulting from higher natural gas prices during the year ended December 31, 2017 compared to 2016.

East:	2017	2016	Change	% Change
Commodity Margin (in millions)	$790	$905	$(115)	(13)
Commodity Margin per MWh generated	$28.16	$26.34	$1.82	7

MWh generated (in thousands)	28,051	34,362	(6,311)	(18)
Average availability	86.7%	89.7%	(3.0)%	(3)
Average total MW in operation	8,915	9,752	(837)	(9)
Average capacity factor, excluding peakers	46.2%	50.4%	(4.2)%	(8)
Steam Adjusted Heat Rate	7,568	7,617	49	1
East — Commodity Margin in our East segment decreased by $115 million, or 13%, for the year ended December 31, 2017 compared to 2016, primarily due to the sales of the 375 MW Mankato Power Plant in October 2016 and the 599 MW Osprey Energy Center in January 2017, the expiration of a PPA associated with our York Energy Center in May 2017 and lower Spark Spreads during the year ended December 31, 2017 compared to 2016. The year-over-year decrease in Commodity Margin was partially offset by higher regulatory capacity revenue in ISO-NE and the positive effect of a new PPA associated with our Morgan Energy Center which became effective in February 2016. Generation decreased 18% primarily resulting from the power plant sales previously discussed.

Retail:	2017	2016	Change	% Change
Commodity Margin (in millions)	$396	$172	$224	130
Retail — Commodity Margin in our retail segment increased by $224 million, or 130%, for the year ended December 31, 2017 compared to 2016, primarily due to the expansion of our retail business associated with acquisitions which closed in late 2016 and early 2017.

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
Liquidity
The following table provides a summary of our liquidity position at December 31, 2018 and 2017 (in millions):

	2018	2017
Cash and cash equivalents, corporate(1)	$141	$228
Cash and cash equivalents, non-corporate(2)	64	56
Total cash and cash equivalents	205	284
Restricted cash(2)	201	159
Corporate Revolving Facility availability(3)	966	1,161
CDHI letter of credit facility availability(4)	49	56
Other facilities availability(5)	7	—
Total current liquidity availability	$1,428	$1,660
____________

(1)
Our ability to use corporate cash and cash equivalents is unrestricted. Includes $52 million and $4 million of margin deposits posted with us by our counterparties at December 31, 2018 and 2017, respectively. See Note 11 of the Notes to Consolidated Financial Statements for further information related to our collateral.

(2)	See Note 3 of the Notes to Consolidated Financial Statements for a description of the restrictions on our use of non-corporate cash and cash equivalents and restricted cash.

(3)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. For the year ended December 31, 2018, we utilized an incremental approximately $95 million in capacity primarily through letter of credit issuances. Additionally, on March 8, 2018, the capacity of our Corporate Revolving Facility decreased by $320 million to $1.47 billion, only to be subsequently increased on May 18, 2018, by approximately $220 million to approximately $1.69 billion.

(4)
Our $300 million CDHI letter of credit facility is restricted to support certain obligations under PPAs and power transmission and natural gas transportation agreements as well as fund the construction of our Washington Parish Energy Center. Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI letter of credit facility will be reduced to $125 million on June 30, 2019. The decrease in capacity will not have a material effect on our liquidity as alternative sources of liquidity are available.

(5)
We have two unsecured letter of credit facilities with third party financial institutions totaling $200 million. One of the facilities, with commitments totaling $150 million, matures partially in June 2020 and fully by December 2020. The other facility, with commitments totaling $50 million, matures in June 2020.

Our principal source for future liquidity is cash flows generated from our operations. We believe that cash on hand and expected future cash flows from operations will be sufficient to meet our liquidity needs for our operations, both in the near and longer term. See “Cash Flow Activities” below for a further discussion of our change in cash, cash equivalents and restricted cash.
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
In 2018 and through the filing of this Report, we repurchased $438 million in aggregate principal of our Senior Unsecured Notes for $399 million. See Note 8 of the Notes to Consolidated Financial Statements for further information related to the repurchases of our Senior Unsecured Notes.
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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. We estimate that as of December 31, 2018, a three standard deviation shift in collateral exposure based on commodity market price changes for the previous 12 months applied to our current portfolio of margined transactions would result in an increase in collateral posted of approximately $265 million. This amount is not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
In order to effectively manage our future Commodity Margin, we have economically hedged a portion of our expected generation and natural gas portfolio as well as retail load supply obligations, where appropriate, mostly through power and natural gas forward physical and financial transactions including retail power sales; however, we currently remain susceptible to significant price movements for 2019 and beyond. In addition to the price of natural gas, our Commodity Margin is highly dependent on other factors such as:

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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at December 31, 2018 and 2017 (in millions):

	2018	2017
Corporate Revolving Facility(1)	$693	$629
CDHI	251	244
Various project financing facilities	228	196
Other corporate facilities(2)	193	—
Total	$1,365	$1,069
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility.

(2)
We have two unsecured letter of credit facilities with third party financial institutions totaling $200 million. One of the facilities, with commitments totaling $150 million, matures partially in June 2020 and fully by December 2020. The other facility, with commitments totaling $50 million, matures in June 2020.

Major Maintenance and Capital Spending
Our major maintenance and capital spending remains an important part of our business. Our expected expenditures for 2019 are as follows (in millions):

2019
Major maintenance expense	$120
Maintenance capital expenditures	385
Growth related capital expenditures	205
Total major maintenance expense and capital spending	710
Less: Amounts expected to be funded with financing	(110)
Net major maintenance expense and capital spending	$600
NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2018, our consolidated federal NOLs totaled approximately $6.4 billion. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of our NOLs.
Cash Flow Activities
The following table summarizes our cash flow activities for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Beginning cash, cash equivalents and restricted cash	$443	$606	$1,134
Net cash provided by (used in):
Operating activities	1,101	949	1,035
Investing activities	(392)	(211)	(1,959)
Financing activities	(746)	(901)	396
Net decrease in cash, cash equivalents and restricted cash	(37)	(163)	(528)
Ending cash, cash equivalents and restricted cash	$406	$443	$606
2018 — 2017
Net Cash Provided By Operating Activities
Cash provided by operating activities for the year ended December 31, 2018, was $1,101 million compared to $949 million for the year ended December 31, 2017. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $361 million for the year ended December 31, 2018, compared to the same period in 2017. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in subsidiaries, gain on sale of assets and mark-to-market activity. The increase in income from operations was primarily driven by a $315 million increase in Commodity revenue, net of Commodity expense, excluding non-cash amortization and a $61 million decrease in operating and maintenance expense. See “Results of Operations for the year ended December 31, 2018 and 2017” above for further discussion of these changes.

•
Working capital employed — Working capital employed increased by $179 million for the year ended December 31, 2018 compared to the same period in 2017 after adjusting for changes in debt extinguishment costs and mark-to-market related balances which did not impact cash provided by operating activities. This change was primarily due to an increase in net collateral margining requirements on our commodity hedging activities during the period ended December 31, 2018 as well as an increase in the purchase of environmental products inventory necessary to manage business requirements.

Net Cash Used In Investing Activities
Cash used in investing activities was $392 million for the year ended December 31, 2018 compared to $211 million for the year ended December 31, 2017. The increase was primarily attributable to:

•
Capital expenditures — Capital expenditures for the year ended December 31, 2018, were $415 million, an increase of $110 million, compared to expenditures of $305 million for the year ended December 31, 2017. The increase was primarily due to additional capitalization of seasonal maintenance outage costs during 2018 when compared to 2017.

•
Proceeds from the sale of power plants — During the year ended December 31, 2017, we received net proceeds of $162 million for the sale of Osprey Energy Center. During the year ended December 31, 2018 we sold the Auburndale Peaking Energy Center for net proceeds of $11 million.

•
Acquisition of Retail Electric Provider — During the year ended December 31, 2017, we purchased the retail electric provider North American Power for a net purchase price paid of $111 million. We did not acquire any retail electric providers during the year ended December 31, 2018.

•
Return of investment in unconsolidated subsidiary — We received a return of investment of $18 million from our unconsolidated subsidiary, Greenfield LP, during the year ended December 31, 2018. This amount reflects incremental distributions in excess of equity in earnings recognized from our investment in the subsidiary. There was no similar activity during the year ended 2017.

Net Cash Used In Financing Activities
Cash used in financing activities for the year ended December 31, 2018, was $746 million compared to $901 million for the year ended December 31, 2017. The decrease was primarily due to:

•
Refinancing and Debt Paydown Activity — During the year ended December 31, 2017, we utilized cash on hand to repay our outstanding 2017 First Lien Term Loan. Additionally, we received proceeds of $396 million from the issuance of the 2019 First Lien Term Loan using the proceeds, together with cash on hand, to redeem $453 million of the 2023 First Lien Notes. There was no similar activity during the year ended December 31, 2018.

•
Repurchases of Senior Unsecured Notes — During the year ended December 31, 2018, we repurchased $390 million in aggregate principal of our Senior Unsecured Notes for $355 million. There was no similar activity during the year ended December 31, 2017.

•
Project financing, notes payable and other — During the year ended December 31, 2018, we refinanced and downsized the project debt associated with OMEC, utilizing the proceeds of $220 million, together with cash on hand, to repay the original project debt of $285 million. There was no similar activity during the year ended December 31, 2017.

•
Stock Repurchases — During the year ended December 31, 2018, we repurchased $79 million of our equity classified share-based awards on the effective date of the Merger. There was no similar activity during the same period in 2017.

2017 — 2016
Net Cash Provided By Operating Activities
Cash provided by operating activities for the year ended December 31, 2017, was $949 million compared to $1,035 million for the year ended December 31, 2016. The decrease was primarily due to:

•
Working capital employed — Working capital employed increased by $107 million for the year ended December 31, 2017, compared to the same period in 2016, after adjusting for changes in debt, restricted cash and mark-to-market related balances which did not affect cash provided by operating activities. The increase was primarily due to lower recovery of cash margin posted by Calpine Solutions through position netting and letter of credit conversion opportunities in 2017 compared to 2016.

•
Interest paid — Cash paid for interest decreased by $9 million to $575 million for the year ended December 31, 2017, from $584 million for the year ended December 31, 2016. The decrease was primarily due to our refinancing activities and timing of interest payments.

Net Cash Used In Investing Activities
Cash used in investing activities was $211 million for the year ended December 31, 2017 compared to $1,959 million for the year ended December 31, 2016. The decrease was primarily attributable to:

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

Net Cash Provided By (Used In) Financing Activities
Cash used in financing activities for the year ended December 31, 2017, was $901 million compared to cash provided by financing activities of $396 million for the year ended December 31, 2016. The decrease was primarily due to:

•
Refinancing and Debt Paydown Activity — During the year ended December 31, 2017, we utilized cash on hand to repay our outstanding 2017 First Lien Term Loan. Additionally, we received proceeds of $396 million from the issuance of the 2019 First Lien Term Loan using the proceeds, together with cash on hand, to redeem $453 million of the 2023 First Lien Notes. During the year ended December 31, 2016, we received proceeds of $545 million from the issuance of the 2017 First Lien Term Loan used to partially fund the purchase of Calpine Solutions and redeemed $120 million of the 2023 First Lien Notes.

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

Credit Considerations
Our credit rating has, among other things, generally required us to post significant collateral with our hedging counterparties. Our collateral is generally in the form of cash deposits, letters of credit or first liens on our assets. See also Note 11 of the Notes to Consolidated Financial Statements for our use of collateral. Our credit rating reduces the number of hedging counterparties willing to extend credit to us and reduces our ability to negotiate more favorable terms with them. However, we believe that we will continue to be able to work with our hedging counterparties to execute beneficial hedging transactions and provide adequate collateral. At December 31, 2018, our First Lien Notes, First Lien Term Loans, Corporate Revolving Facility, Senior Unsecured Notes and our corporate rating had the following ratings and commentary from Standard and Poor’s and Moody’s Investors Service:

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
Some of our unconsolidated equity method investments have debt that is not reflected on our Consolidated Balance Sheets. As of December 31, 2018, our investments in Greenfield LP and Whitby had aggregate debt outstanding of $301 million. Based on our pro rata share of each of the investments, our share of such debt would be approximately $151 million. All such debt is non-recourse to us.
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
Contractual Obligations — Our contractual obligations as of December 31, 2018, are as follows (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$316	$50	$39	$35	$192
Purchase obligations:
Commodity purchase obligations(2)	$1,116	$415	$306	$194	$201
LTSA(3)	243	40	52	62	89
Water agreements(4)	404	26	54	50	274
Other purchase obligations(5)	303	149	79	22	53
Total purchase obligations	$2,066	$630	$491	$328	$617
Debt	$10,918	$642	$505	$3,554	$6,217
Other contractual obligations:
Interest payments on debt(6)	$2,929	$583	$1,092	$876	$378
Liability for uncertain tax positions	30	1	9	2	18
Interest rate hedging instruments(6)	12	5	5	2	—
Total other contractual obligations	$2,971	$589	$1,106	$880	$396
Total contractual obligations	$16,271	$1,911	$2,141	$4,797	$7,422
 ___________

(1)	Included in the total are future minimum payments for power plant, office, land and other operating leases. See Note 16 of the Notes to Consolidated Financial Statements for more information.

(2)
The amounts presented here include contractually obligated amounts for the purchase, transportation or storage of commodities accounted for as executory contracts and therefore not recognized on our Consolidated Balance Sheet.

(3)
The amounts presented here are based on estimated payments in accordance with the stated payment terms in the contracts at the time of execution. The minimum contractually obligated amount at December 31, 2018 associated with our LTSAs is $18 million.

(4)	The amounts presented here are based on contractually obligated amounts over the life of the contracts.

(5)
The amounts presented here include costs to complete construction projects, turbine commitments, parts supply agreements, maintenance agreements, information technology agreements and other purchase obligations.

(6)	Amounts are projected based upon spot and forward interest rates at December 31, 2018.

Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities with the exception of Calpine Receivables (see Note 7 and 17 of the Notes to Consolidated Financial Statements for further information related to Calpine Receivables). As of the date of filing of this Report, these entities included: Russell City Energy Company, LLC, OMEC, Johanna Energy Center and Calpine Receivables.
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
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E, which will commence on October 3, 2019. The RA contract received initial regulatory approval by the California Public Utilities Commission (“CPUC”) on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC. While we have no way of predicting the outcome of the appeals process, we continue to evaluate alternatives.
OMEC will exercise the put before April 1, 2019. In the event that either the appeal of the RA contract decision is not decided or another alternative is not agreed to by the parties prior to October 3, 2019, OMEC expects to close on the put and transfer the Otay Mesa Energy Center to SDG&E for $280 million on or about October 3, 2019, which transaction could result in a write down of the carrying value of the asset.

RISK MANAGEMENT AND COMMODITY ACCOUNTING
Our commercial hedging and optimization strategies are designed to maximize our risk-adjusted Commodity Margin by leveraging our knowledge, experience and fundamental views on natural gas and power. A description of risk management activities is included under Item 1. “Business — Marketing, Hedging and Optimization Activities.” See Note 10 of the Notes to Consolidated Financial Statements for further discussion of our derivative instruments.
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $302 million at December 31, 2018, when compared to approximately $392 million at December 31, 2017, and our derivative liabilities have increased to approximately $443 million at December 31, 2018, when compared to approximately $316 million at December 31, 2017. The fair value of our level 3 derivative assets and liabilities at December 31, 2018 represents approximately 40% and 44% of our total assets and liabilities measured at fair value, respectively. See Note 9 of the Notes to Consolidated Financial Statements for further information related to our level 3 derivative assets and liabilities.
The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2018, through December 31, 2018, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2018	$81	$(5)	$76
Items recognized or otherwise settled during the period(1)(2)	59	11	70
Fair value attributable to new contracts(3)	(47)	—	(47)
Changes in fair value attributable to price movements	(264)	24	(240)
Fair value of contracts outstanding at December 31, 2018(4)	$(171)	$30	$(141)
__________

(1)
Commodity contract settlements consist of the realization of previously recognized losses on contracts not designated as hedging instruments of $91 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Statements of Operations) and $32 million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $8 million related to realized losses from settlements of designated cash flow hedges and $2 million related to realized losses from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Statements of Operations) and $1 million relating to an interest rate hedging instrument that was terminated as a result of the refinancing of project debt in the fourth quarter of 2018.

(3)
Fair value attributable to new contracts includes $3 million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

(4)
We netted all amounts allowed under the derivative accounting guidance on the Consolidated Balance Sheet, which includes derivative transactions under enforceable master netting arrangements and related cash collateral. Net commodity and interest rate derivative assets and liabilities reported in Notes 9 and 10 of the Notes to Consolidated Financial Statements and are shown net of collateral paid to and received from counterparties under legally enforceable master netting arrangements.

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

The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at December 31, 2018, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2019	2020-2021	2022-2023	After 2023	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(122)	(43)	2	—	(163)
Prices based on models and other valuation methods	(57)	27	5	17	(8)
Total fair value	$(179)	$(16)	$7	$17	$(171)
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
The table below presents the high, low and average of our daily VAR for the years ended December 31, 2018 and 2017 (in millions):

	2018	2017
Year ended December 31:
High	$64	$39
Low	$19	$16
Average	$35	$22
As of December 31	$38	$24
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
We utilize the forward commodity markets to hedge price risk associated with our power plant portfolio. Our ability to hedge relies in part on market liquidity and the number of counterparties with which to transact. If the number of counterparties in these markets were to decrease, it could decrease our ability to hedge our forward commodity price risk and create incremental volatility in our earnings. Any effects of declining liquidity in the forward commodity markets would be mitigated by our retail subsidiaries which provides us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
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

We have concentrations of credit risk with a few of our wholesale counterparties and retail customers relating to our sales of power and steam and our hedging, optimization and trading activities. For example, our wholesale business currently has contracts with investor owned California utilities which could be affected should they be found liable for recent wildfires in California and, accordingly, incur substantial costs associated with the wildfires.
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. We currently have several power plants that provide energy and energy-related products to PG&E under PPAs, many of which have PG&E collateral posting requirements. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. We also currently have numerous other agreements with PG&E related to the operation of our power plants in Northern California, under which PG&E has continued to provide service since its bankruptcy filing. We cannot predict the ultimate outcome of this matter and continue to monitor the bankruptcy proceedings.
We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at December 31, 2018, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of December 31, 2018)	2019	2020-2021	2022-2023	After 2023	Total
Investment grade	$(135)	$(41)	$(5)	$1	$(180)
Non-investment grade	(11)	(11)	(2)	—	(24)
No external ratings(1)	(33)	36	14	16	33
Total fair value	$(179)	$(16)	$7	$17	$(171)
____________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third party credit agencies due to the nature and size of the customers.
Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. The following table summarizes the contract terms as well as the fair values of our debt instruments exposed to interest rate risk as of December 31, 2018. All outstanding balances and fair market values are shown gross of applicable premium or discount, if any (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value December 31, 2018
Debt by Maturity Date:
Fixed Rate	$24	$8	$7	$758	$1,244	$3,514	$5,555	$5,182
Average Interest Rate	4.1%	6.5%	6.1%	6.0%	5.4%	5.6%
Variable Rate	$593	$210	$223	$235	$1,238	$2,639	$5,138	$4,974
Average Interest Rate(1)	4.5%	4.4%	4.4%	4.4%	5.0%	5.2%
 ____________

(1)	Projection based upon forward LIBOR rates inferred from spot rates at December 31, 2018.
Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(20) million at December 31, 2018.

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
On January 1, 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The comprehensive new revenue recognition standard supersedes all pre-existing revenue recognition guidance. The core principle of Topic 606 is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new revenue recognition standards under Topic 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts continue to be reported in accordance with historical accounting standards. Under the new standard, the majority of our operating revenue continues to be recognized as the underlying commodity or service is delivered to our customers. See Note 3 of the Notes to Consolidated Financial Statements for further information related to our adoption of Topic 606.
Executory and Physical Contracts Exempt from Derivative Accounting — We generally recognize revenue from the sale of power or thermal energy for sale to our customers for use in industrial or other heating operations, upon transmission and delivery to the customer at the contractual price. For our power and steam contracts, we have elected the practical expedient under Topic 606 that allows us to recognize revenue in the amount to which we have the right to invoice to the extent we determine that we have a right to consideration in an amount that corresponds directly with the value provided to date. To the extent this practical expedient cannot be utilized, we will recognize revenue over time based on the quantity of the commodity delivered to the customer.
In addition to revenues from power, host steam revenues and RECs from our Geysers Assets related to generation, our operating revenues also include:

•	power and steam revenue consisting of fixed and variable capacity payments, including capacity payments received from PJM and ISO-NE capacity auctions which are not related to generation;

•	other revenues such as RMR Contracts, resource adequacy and certain ancillary service revenues; and

•	sales of natural gas and other service revenues.
Capacity revenues include fixed and variable capacity payments, which are based on generation volumes and include capacity payments received from RTO and ISO capacity auctions as well as contractual capacity under long-term PPAs. For these contracts and ancillary service contracts, we have elected the practical expedient under Topic 606 that allows us to recognize revenue in the amount to which we have the right to invoice to the extent we determine that we have a right to consideration in an amount that corresponds directly with the value provided to date. To the extent this practical expedient cannot be utilized, we will recognize revenue over time as the service is being provided to the customer.

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
See Note 4 of the Notes to Consolidated Financial Statements for further information related to our accounting policies for recognizing revenue from contracts with customers.
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
Acquisitions of Assets and Liabilities
U.S. GAAP requires that the purchase price for an acquisition be assigned and allocated to the individual assets and liabilities based upon their fair value. Generally, the amount recorded in the financial statements for an acquisition is the purchase price (value of the consideration paid), but a purchase price that exceeds the fair value of the assets acquired can result in the recognition of goodwill. In addition to the potential for the recognition of goodwill, differing fair values will affect the allocations of the purchase price to the individual assets and liabilities and can affect the gross amount and classification of assets and liabilities recorded on our Consolidated Balance Sheet and can affect the timing and the amount of depreciation and amortization expense recorded in any given period. We utilize our best effort to make our determinations and review all information available including estimated future cash flows and prices of similar assets when making our best estimate. We also may hire independent appraisers to help us make this determination as we deem appropriate under the circumstances.
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
See Notes 9 and 10 of the Notes to Consolidated Financial Statements for further discussion of our derivative instruments.
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

•
evaluate if an entity is a VIE and whether we are the primary beneficiary whenever any changes in facts and circumstances occur, such as contractual changes where the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of a VIE that most significantly affect the VIE’s economic performance or when there are other changes in the powers held by individual variable interest holders.

Because we are required to perform ongoing reassessments of whether we are the primary beneficiary, future changes in our assessments of whether we are the primary beneficiary could require us to consolidate our VIEs that are currently not consolidated or deconsolidate our VIEs that are currently consolidated based upon our reassessments in future periods. Making these determinations can require the use of significant judgment to determine which variable interest holder has the power to direct the most significant activities of the VIE (the primary beneficiary) and can directly affect amounts reported on our Consolidated Financial Statements. See Note 7 of the Notes to Consolidated Financial Statements for further information related to our VIEs.
Disclosure Requirements
U.S. GAAP requires separate disclosure on the face of our Consolidated Balance Sheets of the significant assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE and the significant liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. In determining which assets of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where Calpine Corporation is substantially limited or prohibited from access to assets (primarily cash and cash equivalents, restricted cash and property, plant and equipment), and where our VIEs have project financing that prohibits the VIE from providing guarantees on the debt of others. In determining which liabilities of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where there are agreements that prohibit the debt holders of the VIEs from recourse to the general credit of Calpine Corporation and where the amounts are material to our financial statements.
Unconsolidated VIEs
We have a 50% partnership interest in Greenfield LP and in Whitby. Greenfield LP and Whitby are also VIEs; however, we do not have the power to direct the most significant activities of these entities and therefore do not consolidate them. We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Balance Sheets. Our equity interest in the net income from Greenfield LP and Whitby for the years ended December 31, 2018, 2017 and 2016, are recorded in (income) from unconsolidated subsidiaries.
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
We held a call option to purchase the Inland Empire Energy Center (a 775 MW natural gas-fired power plant located in California) at predetermined prices from GE that could be exercised between years 2017 and 2024. GE held a put option whereby they could require us to purchase the power plant, if certain plant performance criteria are met by 2025. On February 1, 2019, we entered into an agreement with GE which, among other things, terminated our call option and GE’s put option related to the Inland Empire Energy Center. As per this agreement, we will take ownership of the facility site and certain site infrastructure and equipment at a future date. We have determined that we are not the primary beneficiary of the Inland Empire power plant, and we do not consolidate it due to the fact that GE continues to direct the most significant activities of the power plant including operations and maintenance, and will continue in this capacity until the point that the facility site is transferred to Calpine.

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
We test goodwill and all intangible assets not subject to amortization for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment at the reporting unit level, which is identified one level below our operating segments for which discrete financial information is available and management regularly reviews the operating results. We perform an annual impairment assessment in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.
For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we record an impairment loss equal to the difference not to exceed the goodwill balance assigned to the reporting unit.
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
As of December 31, 2018, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.4 billion, which expire between 2024 and 2037, and NOL carryforwards in 26 states and the District of Columbia totaling approximately $3.3 billion, which expire between 2019 and 2038. Substantially all of the federal and state NOLs are offset with a full valuation allowance. Certain of the state NOL carryforwards may be subject to limitations on their annual usage. As a result of the ownership change associated with the Merger, our ability to utilize the NOL carryforwards will be limited. Additionally, our state NOLs available to offset future state income could materially decrease which would be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, the ownership change is not expected to have material adverse effect on our Consolidated Financial Statements.
As a result of the Merger, our Canadian NOLs, which comprised all of our foreign NOLs, are no longer available to us. This resulted in a decrease of approximately $58 million in the deferred tax asset and a related charge to deferred tax expense during the year ended December 31, 2018.
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions, multistate taxation of operations and segregation of foreign and domestic income and expense to avoid double taxation. We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. We reverse a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The determination and calculation of uncertain tax positions involves significant judgment in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our financial condition or results of operations. As of December 31, 2018, we had $28 million of unrecognized tax benefits from uncertain tax positions.
See Note 12 of the Notes to Consolidated Financial Statements for further discussion of our accounting for income taxes.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
Set forth in the table below is a list of our directors, together with certain biographical information, including their ages as of February 28, 2019. The directors are selected in accordance with the Stockholders Agreement dated March 8, 2018, by and between Calpine Corporation and CPN Management.

Name	Age	Principal Occupation
Avik Dey	41	Managing Director, Canada Pension Plan Investment Board
Andrew Gilbert	32	Principal, Energy Capital Partners
John B. (Thad) Hill III	51	President and Chief Executive Officer, Calpine Corporation
Douglas W. Kimmelman	58	Senior Partner and Founder, Energy Capital Partners
W. Thaddeus Miller	68	Executive Vice Chairman, Chief Legal Officer and Secretary, Calpine Corporation
Tyler G. Reeder	45	Managing Partner, Energy Capital Partners
Andrew D. Singer	56	Partner and General Counsel, Energy Capital Partners
Donald A. Wagner	55	Managing Director, Access Industries
Avik Dey became a director of the Company on July 2, 2018. Mr. Dey is a Managing Director of the Canada Pension Plan Investment Board where he leads the Energy & Resources group, which focuses on investments in oil and gas, midstream, metal and mining and power and renewables. Prior to joining the Canada Pension Plan Investment Board in 2014, Mr. Dey served as President and Chief Executive Officer of Remvest Energy Partners LLC, a private investment firm he founded in 2011 focused on the global energy sector. Prior to founding Remvest Energy Partners LLC, Mr. Dey served as Chief Financial Officer of Remora Energy International, LP, a Columbian-focused exploration and production company he co-founded in 2008. During his tenure at Remora Energy International, LP, Mr. Dey was responsible for finance, accounting, tax, budgeting, corporate development, procurement and corporate services. From 2000 to 2007, Mr. Dey was employed at several companies where he specialized in investment and financial analysis. Mr. Dey received a Bachelor of Commerce degree from the University of Calgary. He was appointed to our Board of Directors by the Canada Pension Plan Investment Board in accordance with the terms of the Stockholders Agreement. Mr. Dey’s diversified business experience, including as a former Chief Executive Officer and Chief Financial Officer, as well as his extensive experience in investment analysis in the global energy sector make him a valuable member of our Board of Directors and of our Compensation Committee.
Andrew Gilbert became a director of the Company on March 8, 2018. Mr. Gilbert is a Principal of Energy Capital Partners and is involved in all areas of Energy Capital Partner’s investment activities, with a particular emphasis on fossil and renewable power generation and environmental services. Mr. Gilbert serves as a member of the firm’s Valuation Committee. Prior to joining Energy Capital Partners in 2010, Mr. Gilbert was a member of Citigroup’s Global Energy Investment Banking Group, where he focused on the midstream sector. Mr. Gilbert received a Bachelor of Science degree in Finance and Economics from New York University Stern School of Business and is a Chartered Financial Analyst. He was appointed to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Gilbert’s knowledge and expertise regarding financial and investment matters and the power generation industry make him a valuable member of our Board of Directors and of our Audit Committee and Compensation Committee.
John B. (Thad) Hill III became a director of the Company and has served as our President and Chief Executive Officer since May 14, 2014. He previously served as our President and Chief Operating Officer from December 2012, as our Executive Vice President and Chief Operating Officer from November 2010 to December 2012 and as our Executive Vice President and Chief Commercial Officer from September 2008 to November 2010. Prior to joining the Company, Mr. Hill served as Executive Vice President of NRG Energy, Inc. from February 2006 to September 2008 and President of NRG Texas LLC from December 2006 to September 2008. Prior to joining NRG Energy, Inc., Mr. Hill was Executive Vice President of Strategy and Business Development at Texas Genco LLC from 2005 to 2006. From 1995 to 2005, Mr. Hill was with Boston Consulting Group, Inc., where he rose to Partner and Managing Director and led the North American energy practice, serving companies in the power and natural gas sectors with a focus on commercial and strategic issues. Mr. Hill received his Bachelor of Arts degree from Vanderbilt University and a Master of Business Administration degree from the Amos Tuck School of Dartmouth College. He was appointed to our Board of Directors in accordance with the terms of the Stockholders Agreement. Mr. Hill’s expertise in the power sector, power operations and energy commodities along with his knowledge of the Company’s day-to-day operations and overall strategic plan make him a valuable member of our Board of Directors.
Douglas W. Kimmelman became a director of the Company on March 8, 2018. Mr. Kimmelman founded Energy Capital Partners in April 2005 and serves as its Senior Partner. Mr. Kimmelman serves as a member of the firm’s Management Committee, Partnership Committee and Investment Committee. Prior to founding Energy Capital Partners, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002, when he transferred to the firm’s J. Aron commodity group. He was named a General Partner of the firm in 1996. From 2002 to 2005, Mr. Kimmelman played a leadership role at Goldman Sachs in building a power generation asset portfolio through the J. Aron commodity group. Mr. Kimmelman currently serves on the board of USD Partners, LP since October 2014 and also sits on the board of numerous Energy Capital Partners portfolio companies. Mr. Kimmelman received a Bachelor of Arts degree in Economics from Stanford University and a Masters in Business Administration degree from the Wharton School at the University of Pennsylvania. He was appointed to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Kimmelman’s approximately 35 years of experience in the power generation and energy industries provide him with strong leadership and insight, particularly with regard to power sector strategy and management matters and make him a valuable member of our Board of Directors.
W. Thaddeus Miller became a non-voting director of the Company and has served as our Executive Vice Chairman since March 8, 2018 and as Executive Vice President, Chief Legal Officer and Secretary since August 12, 2008. Prior to joining the Company, Mr. Miller served as Executive Vice President and Chief Legal Officer of Texas Genco LLC from December 2004 until February 2006. From 2002 to 2004, Mr. Miller was a consultant to Texas Pacific Group, a private equity firm. From 1999 to 2002, he served as Executive Vice President and Chief Legal Officer of Orion Power Holdings, Inc., an independent power producer. From 1994 to 1999, Mr. Miller was a Vice President of Goldman Sachs & Co., where he focused on wholesale electric and other energy commodity trading. Before joining Goldman Sachs & Co., Mr. Miller was a partner in a New York law firm. Mr. Miller earned his Bachelor of Science degree from the U.S. Merchant Marine Academy and his Juris Doctor degree from St. John’s School of Law. In addition, Mr. Miller was an officer in the U.S. Coast Guard from 1973 through 1976. He was appointed to our Board of Directors as a non-voting director in accordance with the terms of the Stockholders Agreement. Mr. Miller’s extensive experience in legal, regulatory and governmental matters related to the power sector along with his breadth and knowledge of the Company’s legal matters make him a valuable member of the Board of Directors.
Tyler G. Reeder became a director of the Company on March 8, 2018. Mr. Reeder is a Managing Partner of Energy Capital Partners and is involved in all areas of Energy Capital Partner’s investment activities, with a particular emphasis on fossil power generation and environmental infrastructure and services. Mr. Reeder serves as a member of the firm’s Investment Committee, Valuation Committee and Strategy Committee. He also serves as President of Terawatt and Terawatt Holdings GP, LLC. Prior to joining Energy Capital Partners in 2006, he was a member of the Texas Genco, LLC management team until the sale of the company to NRG Energy, Inc. in 2006. While at Texas Genco, LLC, Mr. Reeder was the head of the asset optimization desk and managed the generation portfolio’s power and fuel positions. From 1998 to 2002, he was a Director for Energy Markets and a Finance Manager at Orion Power Holdings, Inc., where he was responsible for power marketing, transaction analysis and execution. From 1996 to 1998, he worked at Goldman Sachs. Mr. Reeder currently serves on the board of Ramaco Resources, Inc. since December 2016 and previously served as a director for Dynegy, Inc. from February to November 2017. Mr. Reeder received a Bachelor of Arts degree in Economics from Colgate University. He was appointed to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Reeder’s knowledge and expertise with power generation companies provide him with strong insight, particularly with regard to commercial and power operations, power sector strategy, regulatory compliance and capital allocation and make him a valuable member of our Board of Directors and of our Audit Committee and Chairman of our Compensation Committee.
Andrew D. Singer became a director of the Company on March 8, 2018. Mr. Singer is a Partner and General Counsel of Energy Capital Partners and a member of the firm’s Investment Committee. He is involved in all areas of the firm’s investment activities, with a particular emphasis on fossil and renewable power generation and environmental services. He also takes a leadership role in structuring most of the firm’s debt financings and contractual obligations. Prior to joining Energy Capital Partners in 2005, Mr. Singer was a partner at the law firm of Latham & Watkins LLP and the Global Chair of Latham’s Project Development and Finance Group, with 18 years of experience in the energy industry. Mr. Singer received a Bachelor of Science degree in Electrical Engineering from Cornell University and a Juris Doctorate from Harvard University. He was appointed to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Singer’s significant experience in representing both lenders and borrowers in power development, acquisition and financing transactions as well as his expertise in power sector capital transactions make him a valuable member of our Board of Directors and of our Compensation Committee and Chairman of our Audit Committee.

Donald A. Wagner became a director of the Company on March 8, 2018. Mr. Wagner is a Managing Director of Access Industries, Inc. (“Access”) having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America, and he oversees Access’ current North American investments. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of Access portfolio companies Warner Music Group since July 2011, EP Energy Corporation and predecessors since May 2012 and BMC Software since October 2018. He previously served on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with a Bachelor of Arts degree in physics from Harvard College. He was appointed to our Board of Directors by Access in accordance with the terms of the Stockholders Agreement. Mr. Wagner’s knowledge and understanding of capital markets as a result of his over 25 years of experience in investing, banking and private equity, in addition to his experience as a director of public companies, make him a valuable member of our Board of Directors and of our Audit Committee.
Identification of Executive Officers
Set forth in the table below is a list of our executive officers, together with certain biographical information, including their ages as of February 28, 2019:

Name	Age	Position
John B. (Thad) Hill III(1)	51	President and Chief Executive Officer
Zamir Rauf	59	Executive Vice President and Chief Financial Officer
W. Thaddeus Miller(1)	68	Executive Vice Chairman, Chief Legal Officer and Secretary
Charles M. Gates	67	Executive Vice President, Power Operations
___________

(1)	See “Directors” above for biographical information.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Prior to the closing of the Merger on March 8, 2018, Section 16(a) of the Exchange Act requires our directors and executive officers, and beneficial owners of more than 10% of any class of our equity securities including our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company, and to provide the Company with a copy of those reports.
Based solely upon our review of the copies of such reports furnished to the Company and written representations that no other reports were required, we are not aware of any instances of noncompliance with the Section 16(a) filing requirements by any director, executive officer or beneficial owner of more than 10% of any class of the Company’s equity securities during the year ended December 31, 2018.

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
Our Code of Conduct also prohibits directors, officers and employees from competing with us, using Company property or information, or such employee’s position, for personal gain, and taking corporate opportunities for personal gain. Waivers of our Code of Conduct must be explicit. The director, officer or employee seeking a waiver must provide his supervisor and the Chief Legal Officer with all pertinent information and, if the Chief Legal Officer recommends approval of a waiver, it shall present such information and the recommendation to the Audit Committee of our Board of Directors. A waiver may only be granted if (i) the Audit Committee is satisfied that all relevant information has been provided and (ii) adequate controls have been instituted to assure that the interests of the Company remain protected. In the case of our Chief Executive Officer and our directors, any waiver must also be approved by the Audit Committee. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including posting on our website, as soon as practicable. We granted no waivers under our Code of Conduct in 2018. Our Code of Conduct is posted on our website at www.calpine.com/about-us/investor-information. We intend to post any amendments to and any waivers of our Code of Conduct on our website within four business days.
Audit Committee
Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Andrew Gilbert, who serves as chair, Tyler G. Reeder, Andrew D. Singer and Donald A. Wagner. The Board of Directors has also determined that each member of the Audit Committee have sufficient knowledge and understanding of the Company’s financial statements to serve on the Audit Committee and that Messrs. Gilbert, Reeder and Wagner satisfy the definition of “audit committee financial expert” as defined under the federal securities laws. We currently do not have any outstanding stock listed on a national securities exchange; thus, there are no independence standards applicable to us associated with our Audit Committee members.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis section of this Report explains how our executive compensation programs are designed and operate with respect to the following officers identified in the “Summary Compensation Table” below (the “named executive officers”):

John B. (Thad) Hill III	President and Chief Executive Officer
Zamir Rauf	Executive Vice President and Chief Financial Officer
W. Thaddeus Miller	Executive Vice Chairman, Chief Legal Officer and Secretary
Charles M. Gates	Executive Vice President, Power Operations
W.G. (Trey) Griggs III	Former Executive Vice President and President, Calpine Retail
Executive Summary
Our goal is to be recognized as the premier competitive power company in the United States and our Compensation Committee believes that our executive compensation program is instrumental in helping us achieve this goal. We maintain straightforward compensation programs pursuant to which our named executive officers’ compensation consists almost entirely of base salary, annual cash incentives and long-term incentives.
During 2018, we achieved strong operational and financial results despite challenging environments in the competitive wholesale and retail markets in which we operate. Our executive management team remains focused on executing the Company’s strategic plan to create long-term value and our executive compensation program is designed to reward successful execution of short and long-term Company goals.
On August 17, 2017, we entered into the Merger Agreement with Volt Parent, LP (“Volt Parent”) and Volt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Volt Parent, pursuant to which Merger Sub merged with and into Calpine, with Calpine surviving the Merger as a subsidiary of Volt Parent. On March 8, 2018, we completed the Merger as contemplated by the Merger Agreement. In connection with the ownership change and embarking on a new tenure as a privately-held company, the Company appointed a new Board of Directors on March 8, 2018 and subsequently appointed a new Compensation Committee. The compensation decisions made in 2018 by the new Compensation Committee continue to reflect a commitment to aligning executive compensation with the creation of long-term value and focus on incentivizing our executives to improve financial and operating performance.
Our Compensation Program Objectives and Guiding Principles
The Compensation Committee believes that the compensation program for our named executive officers emphasizes at-risk, performance-based compensation without motivating imprudent risk taking. The Compensation Committee believes that our executive compensation program also helps Calpine recruit, retain and motivate a highly talented team of executives with the requisite set of skills and experience to successfully lead the Company in creating value for our owners. In addition, the Compensation Committee believes that the mix and structure of compensation for our executives strikes an appropriate balance in promoting long-term returns without motivating or rewarding excessive risk taking. Prior to the Merger, the Compensation Committee used the “say-on-pay” vote as a guidepost for shareholder sentiment on the Company’s compensation program. While the Company is not subject to the “say-on-pay” vote following the Merger, the Compensation Committee continues working to ensure that the design of the Company’s executive compensation program is focused on long-term value creation, emphasizes pay for performance and does not encourage imprudent short-term risks. The compensation objectives and principles that govern the Company’s compensation decisions include:

•
Alignment with Owners’ Interests. Our long-term incentive awards align our named executive officers’ interests with the interests of our owners by rewarding increases in the value of our business, incentivizing retention and optimizing long-term financial performance.

•
Pay for Performance. A significant portion of compensation for our named executive officers is linked to the achievement of corporate operating and financial objectives that we believe drive long-term value.

•
Emphasis on Performance over Time. The compensation program for our named executive officers is designed to minimize excessive short-term decision making and risk taking. The potential value of long-term incentives could be substantially greater than the annual cash incentive bonus based upon the creation of long-term value created after the Merger. Additionally, our annual incentive plan limits the maximum cash incentive bonus that can be earned in a given year. The Compensation Committee also retains the discretionary power to reduce annual incentive awards below calculated values.

•
Recruitment, Retention and Motivation of Key Leadership Talent. We provide an appropriate combination of fixed and variable compensation designed not only to attract and motivate the most talented executives for Calpine, but also to encourage retention by vesting Class B Interests (as described in “Details of Each Element of Compensation — Long-Term Incentives” below) over approximately five years.

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
Compensation Consultant
The Compensation Committee has authority to retain compensation consulting firms to assist it in the evaluation of executive officer and employee compensation and benefit programs. Prior to the Merger, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation advisor. Subsequent to the Merger, the Compensation Committee elected not to retain a compensation consultant in 2018 to assist in determining or recommending the amount or form of executive compensation; however, the Compensation Committee may elect in the future to retain a compensation consultant.
Comparator Group
We believe it is appropriate to provide industry-competitive total compensation opportunities to our named executive officers in order to attract and retain top executive talent. Prior to the Merger, the Compensation Committee annually assessed market data compiled by Meridian to provide a general overview of industry practices and to ensure that it made informed decisions regarding the Company’s executive pay programs. To help the Compensation Committee establish target compensation levels for the named executive officers, Meridian prepared an analysis that compared the then current level of compensation for our named executive officers and compensation paid to comparable positions at companies in an industry comparator group approved by the Compensation Committee. Subsequent to the Merger, the Company does not formally target compensation of its named executive officers against any specific comparator group.
Role of Executive Officers in Executive Compensation Decisions
The Chief Executive Officer considers each other executive officer’s performance and makes a recommendation to the Compensation Committee on base salary, annual bonus and, subject to the approval of Volt Parent, the grant of Class B Interests for each named executive officer other than himself. The Chief Executive Officer participates in Compensation Committee meetings at the Compensation Committee’s request to provide background information regarding the Company’s strategic objectives and to evaluate the performance of and compensation recommendations for the other executive officers. The Committee utilizes the information provided by the Chief Executive Officer and the knowledge and experience of the Committee’s members in making compensation decisions. Executive officers do not propose or seek approval for their own compensation. The Chairman of the Compensation Committee, with input from the Board of Directors, recommends the Chief Executive Officer’s compensation to the Compensation Committee in an executive session, not attended by the Chief Executive Officer.

Elements of Compensation
Compensation for the named executive officers primarily consists of:

Type	Purpose
Base Salary	Provide a minimum, fixed level of cash compensation to compensate executives for services rendered during the fiscal year.
Annual Cash Incentives	Drive achievement of annual corporate goals including key financial and operating results and strategic goals that drive value for our owners.
Long-Term Incentives	Align executive officers’ interests with the interests of owners by rewarding increases in the value of our business.
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

Allocation and Distribution of Each Element of Compensation
The portion of total compensation delivered in the form of base salary and benefits is intended to provide a competitive foundation and fixed rate of pay for the work being performed by each named executive officer and the associated level of responsibility and contributions to Calpine. The compensation opportunity beyond those pay elements is at risk and must be earned through achievement of annual goals, which represent performance expectations of the Board of Directors and management and long-term value creation for our owners. In setting target compensation, the Compensation Committee focuses on the total compensation opportunity for the executive. The proportion of compensation designed to be delivered in base salary versus variable pay depends on the executive’s position and the ability of that position to influence overall Company performance. The more senior the level of the executive, the greater is the percentage of total pay opportunity that is variable.
Details of Each Element of Compensation
Base Salary. The 2018 base salary of each of our named executive officers was set following an annual review, during which adjustments were made to reflect performance-based factors, as well as competitive considerations. During its annual review of base salaries, the Compensation Committee primarily considers:

•	our budget for annual merit increases;

•	the appropriateness of each executive officer’s compensation, both individually and relative to the other executive officers; and

•	the individual performance of each executive officer.
We do not apply specific formulas to determine increases to base salary, which are granted to recognize individual performance and contributions to the improved strategy and operations of the Company. Adjustments to executive salaries are generally effective with the first payroll period after the adjustment is determined. Base salaries and percentage increases from the previous year’s base salary for our named executive officers, other than Mr. Griggs, who departed the Company on March 8, 2018, are indicated below for 2018:

	2018
	Base Salary	Percentage increase from previous year
John B. (Thad) Hill III	$1,230,000	2.5%
Zamir Rauf	$656,103	2.5%
W. Thaddeus Miller	$893,003	2.5%
Charles M. Gates	$483,288	2.5%
Annual Incentive — Calpine Incentive Plan. Our annual incentive program, the CIP, is designed to promote the achievement of annual corporate goals, including key financial, operating and strategic goals that, in turn, drive value for our owners. Most regular full-time, non-collective bargaining unit employees hired prior to October 1, 2018, were eligible to participate in the CIP including all our named executive officers. The Compensation Committee assigned to each executive officer a target incentive opportunity, expressed as a percentage of eligible earnings (base salary amount paid in 2018), which is dependent on the level of the employee’s position and the scope of the employee’s responsibilities. Target annual incentive levels for each named executive officer are shown in a table below. The total target CIP incentive pool is the sum of all participants’ target annual incentive amounts.
CIP Funding. Funding of the CIP incentive pool is triggered only if we meet a minimum corporate performance target established by the Compensation Committee. For fiscal 2018, this minimum corporate performance target was $1,570 million of Adjusted EBITDA, which was 80% of our fiscal 2018 Adjusted EBITDA goal of $1,962 million. We use Adjusted EBITDA because it is a metric used by our Board of Directors and senior management in evaluating our financial performance. Our Adjusted EBITDA of $2,077 million exceeded our minimum corporate performance target for fiscal 2018. As a result, the 2018 CIP incentive was funded.
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
Determination of CIP Bonus Pool. The size of the CIP incentive pool is based on the extent to which we achieve the corporate performance goals that are established annually by the Compensation Committee. The Compensation Committee selected these performance goals to reflect a balanced evaluation of annual financial and operating performance. Specific performance metrics include cash generation, cost containment, safety and achievement of key goals that drive the creation of long-term value. The 2018 performance goals and the actual results are shown in the following table and discussed in further detail below:
CIP Performance Score Calculation ($ in millions) for 2018

Performance Level Performance Score	Threshold	Target	Maximum	Results	Score	Weight	Weighted Score
Commodity Margin	$2,843	$2,943	$3,143	$3,091	174.0%	35.0%	60.9%
Expenses	$1,062	$981	$730	$1,014	83.7%	35.0%	29.3%
CAPEX/Maintenance	$439	$411	$353	$428	76.0%	10.0%	7.6%
TRIR	1.4	0.80	0.40	0.66	118.0%	10.0%	11.8%
Average EFOF	5.56%	3.6%	1.71%	4.54%	80.0%	5.0%	4.0%
Regulatory Compliance (Pass/Fail)	No material non-compliance events			PASS	100.0%	5.0%	5.0%
Overall Performance Score						100%	118.6%
Board Discretionary Increase (Decrease) Factor							1.0
Final Performance Score							118.6%
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

•
Expenses, as used solely for purposes of determining our CIP pool, are composed of Operating and Maintenance Expense (excluding major maintenance, scrap and stock-based compensation), Royalty Expense from Calpine’s geothermal operations, General & Other Administrative Expense (excluding stock-based compensation), and Other Operating Expense (excluding amortization, stock-based compensation and Merger-related costs), in each case, as calculated in accordance with U.S. GAAP and included in the amounts reported on our Consolidated Statement of Operations for the year ended December 31, 2018 in this Report. We believe that Expenses are a useful tool for assessing the performance of our core operations and are a key operational measure reviewed by our management.

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

•
Board Discretionary Increase/Decrease Factor represents the Board of Directors’ consideration of the quantitative outcomes of the Performance Measures and any additional factors taken into consideration which would result in the Board of Directors, in its discretion, adjusting the calculated outcomes.

Determination of Individual Award Payouts. Based on the extent to which we achieved the performance goals, as shown above, approximately $53 million was funded to the total CIP bonus pool for 2018 for allocation among the plan participants. Threshold incentive levels under the CIP are set at 60% of the target incentive percentage for all participants. The following table shows the incentive eligible earnings and target and maximum incentive percentages and actual payout amounts for each named executive officer, other than Mr. Griggs, who departed the Company on March 8, 2018:

Name	Incentive Eligible Earnings	Target Incentive %	Maximum Incentive %	Incremental Incentive Rate(3)	Incentive Calculation Overall Performance Score(4)	Incentive %(5)	Incentive Amount
John B. (Thad) Hill III(1)	$1,224,231	110%	220%	2.0	118.6%	150.9%	$1,847,609
Zamir Rauf(1)	$653,026	90%	200%	2.22	118.6%	127.2%	$830,649
W. Thaddeus Miller(1)	$888,814	90%	200%	2.22	118.6%	127.2%	$1,130,572
Charles M. Gates(2)	$469,868	90%	200%	2.22	118.6%	127.2%	$597,672
_______________

(1)	The maximum incentive as a percentage of base salary is set forth in the employment agreement for these named executive officers.

(2)	Mr. Gates’ maximum incentive is consistent with the terms of the CIP.

(3)
Incremental Incentive Rate equals the additional percentage of eligible earnings for each percent that Overall Performance Score exceeds 100%. Rate is calculated as the ratio of the difference between maximum and target incentive percentage and maximum and target Performance Score.

(4)	From 2018 CIP performance score calculation shown above.

(5)	Incentive % equals sum of Target Incentive plus product of excess of Overall Performance Score over 100% multiplied by Incremental Incentive Rate.
Long-Term Incentives. Prior to the Merger, we granted annual equity awards under our Equity Plans which were administered by the Compensation Committee. Subsequent to the Merger, our Equity Plans were terminated. In March 2018, following the entry into the Amended and Restated Limited Partnership Agreement of CPN Management (the “LPA”) dated March 8, 2018, as later amended on August 29, 2018, CPN Management commenced an arrangement whereby certain Class B partnership interests in CPN Management will be available for grant to certain Calpine eligible employees and its subsidiaries, including our named executive officers, other than Mr. Griggs, who received grants of time vested Class B Interests under the LPA in 2018.

CPN Management is the direct owner of 100% of Calpine common stock. Thus, the time vested Class B Interests directly align our named executive officers’ interests with the interests of our owners by rewarding increases in the value of our business, incentivizing retention and optimizing long-term financial and operating performance.
Pursuant to the LPA, up to a total of 6% of the total partnership interests of CPN Management will be granted in the form of time vesting Class B Interests and 2.5% are eligible to be granted in the form of outsized performance vesting Class B Interests which only share in returns above 200% return of capital to the Class A interests (the “Performance Class B Interests”). There were no grants of Performance Class B Interests made in 2018.
Approximately 5.5% of the 6% time vested Class B Interests were allocated among individual members of senior management during 2018. The remaining 0.5% of the time vested Class B Interests is reserved for allocation to new hires or for promotions and all 2.5% of the Performance Class B Interests remain available for grant.
Each of the time vested Class B Interests will generally be entitled to participate in distributions from CPN Management only after holders of capital interests in CPN Management have received distributions in an aggregate amount equal to their capital contributed, and only with respect to appreciation in the value of CPN Management following the date of grant of such interest. During 2018, our Compensation Committee approved the grant of time vested Class B Interests to our named executive officers, other than Mr. Griggs, who departed the Company on March 8, 2018, in the following amounts:

Name	Time Vested Class B Interests	Grant Date
John B. (Thad) Hill III	1.3900%	March 8, 2018
Zamir Rauf	0.3900%	March 8, 2018
Zamir Rauf	0.0100%	August 29, 2018
W. Thaddeus Miller	0.5300%	March 8, 2018
Charles M. Gates	0.1700%	March 8, 2018
Charles M. Gates	0.0200%	August 29, 2018
For Messrs. Hill, Rauf and Miller, one-fifth of the time vested Class B Interests will vest ratably on March 8th of each year over the service period which commenced on the grant date and concludes on March 8, 2023, subject to the recipient’s continuous provision of services through the vesting date. For Mr. Gates, one-third of the time vested Class B Interests will vest ratably on March 8th of each year over the service period which commenced on the grant date and concludes on March 8, 2021, subject to the recipient’s continuous provision of services through the vesting date. The time vested Class B Interests will immediately become vested upon certain events involving a change in control of Calpine or CPN Management (as defined in the relevant award agreement) as well as termination of employment due to death or disability. All unvested time vested Class B Interests will be forfeited upon any other termination of employment event.
The time vested Class B Interests are generally non-transferable without the prior written consent of the general partner of CPN Management and contain certain customary non-compete, non-solicitation, non-disparagement and confidentiality restrictions. In addition, CPN Management has the right under the LPA to redeem the vested time vested Class B Interests following a termination of employment for fair market value. Following a termination of employment for cause (as defined in the relevant award agreement), the vested time vested Class B Interests may be redeemed by CPN Management for zero (0) dollars.
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
Our primary retirement benefit is the Calpine Corporation Retirement Savings Plan (the “401(k) Plan”), a defined contribution plan. For our executive officers as well as all other non-bargaining unit employees, we match employee contributions 100% up to 5% of eligible earnings, subject to all applicable regulatory limits, and the match vests immediately. In 2018, we added an enhanced feature to our defined contribution plan for non-union employees consisting of a non-elective contribution for certain eligible employees who are active employees as of December 31st. In addition, if an employee leaves our employment due to retirement, the employee can use any money remaining in his or her health reimbursement account to pay for post-employment medical insurance.
Severance Benefits. We maintain the Severance Plan that provides certain severance benefits to our executive officers and other qualified employees. The purpose of the Severance Plan is to help retain our executive officers and other qualified employees, maintain a stable work environment and provide financial security to our executive officers and certain other employees of the Company in the event of a change in control or in the event of a termination of employment in connection with or without a change in control. The Severance Plan does not provide for the payment of an excise tax gross-up, but Mr. Gates is entitled to a tax-gross up for any excise taxes incurred under Section 4999 of the IRC pursuant to a separate letter agreement with the Company, dated August 29, 2018 (the “Gates Letter Agreement”).
For a further discussion of the Severance Plan, see “— Potential Payments Upon Termination or Change in Control” below. For a further discussion of the Employment Agreements, see “— Summary of Employment Agreements” below.
Compensation Committee Interlocks and Insider Participation
None of the current members of our Compensation Committee (whose names appear under “—Report of the Compensation Committee”) is, or has ever been, an officer or employee of the Company or any of its subsidiaries. In addition, during the last fiscal year, no executive officer of the Company served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Report with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” section be included in this Report.
Tyler G. Reeder (Chair)
Avik Dey
Andrew Gilbert
Andrew D. Singer

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides certain information concerning the compensation for services rendered to us during the years ended December 31, 2018, 2017 and 2016 by (i) each person serving as a principal executive officer during the year ended December 31, 2018, (ii) each person serving as a principal financial officer during the year ended December 31, 2018, (iii) each of the two other most highly-compensated individuals who were serving as executive officers as of December 31, 2018 and (iv) an additional individual who would have been included among our most highly-compensated individuals but for the fact that the individual was not serving as an executive officer of the Company on December 31, 2018 (collectively, the “named executive officers”):

						Non-Equity
				Option	Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)(5)	($)
John B. (Thad) Hill III	2018	1,233,279	—	—	—	1,847,609	10,272,030	13,352,918
President and Chief	2017	1,182,486	—	1,663,591	2,631,318	1,284,741	13,500	6,775,636
Executive Officer	2016	1,129,410	—	—	3,727,625	1,261,393	13,250	6,131,678

Zamir Rauf	2018	658,490	—	—	—	830,649	4,266,125	5,755,264
Executive Vice President and	2017	643,513	—	581,045	894,072	568,801	13,500	2,700,931
Chief Financial Officer	2016	630,173	—	—	1,376,402	574,306	13,250	2,594,131

W. Thaddeus Miller	2018	913,321	—	—	—	1,130,572	3,858,850	5,902,743
Executive Vice Chairman,	2017	888,119	—	790,838	1,216,895	774,179	13,500	3,683,531
Chief Legal Officer and	2016	870,228	—	—	1,873,382	781,671	48,250	3,573,531
Secretary

Charles M. Gates	2018	496,188	—	—	—	597,672	1,974,503	3,068,363
Executive Vice President,	2017	482,768	—	427,995	658,580	409,385	13,500	1,992,228
Power Operations	2016	356,713	200,000	—	902,067	425,029	13,250	1,897,059

W.G. (Trey) Griggs III(6)	2018	127,664	—	—	—	—	5,681,913	5,809,577
Former Executive Vice	2017	524,830	—	476,846	733,747	467,270	13,500	2,216,193
President and President,	2016	513,976	—	—	1,129,565	455,325	13,250	2,112,116
Calpine Retail
______________

(1)	Represents a one-time cash sign-on bonus in 2016 for Mr. Gates in conjunction with the commencement of his employment on April 1, 2016.

(2)
The amounts set forth next to each award represent the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic 718. For discussion of the assumptions used in these valuations, see Note 13 of the Notes to Consolidated Financial Statements.

(3)	Bonus paid pursuant to the CIP and/or the named executive officer’s employment agreement or letter agreement, as applicable.

(4)
For 2018, the amounts set forth under “All Other Compensation” for Messrs. Hill, Rauf, Miller and Gates represents $13,750 in employer contributions to the Company’s 401(k) Plan and $2,500 in non-discretionary employer contribution. For Messrs. Hill, Rauf, Miller, Gates and Griggs, the amount also includes $10,236,012, $4,240,310, $3,829,422, $1,958,253 and $2,690,744, respectively, in cash payments made by the Company associated with outstanding unvested share-based awards in connection with the Merger. For Messrs. Hill, Rauf and Miller, the amount includes $19,768, $9,565 and $13,178, respectively, in legal fees in connection with the amendment to their employment agreements. For Mr. Griggs, the amount includes $6,869 in employer contributions to the Company’s 401(k) Plan and $2,984,300 in severance payments in connection with his employment termination in March 2018.

(5)
The Class B Interests do not have a grant date fair value as these awards are accounted for as profit sharing arrangements under FASB Accounting Standards Codification Topic 710. For a further description of the Class B Interests, see “Compensation Discussion and Analysis — Elements of Compensation — Details of Each Element of Compensation — Long-Term Incentives.” The market value for the Class B Interests is not determinable as there is no public market for the Class B Interests. As such, the fair value of the Class B Interests is not included herein. We did not record any expense in our Consolidated Statement of Operations for the year ended December 31, 2018 associated with the Class B Interests.

(6)	Mr. Griggs departed the Company on March 8, 2018.

Grants of Plan-Based Awards
The following table sets forth the information concerning the grants of any plan-based compensation to each named executive officer during 2018. The non-equity awards described below were made under the CIP.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John B. (Thad) Hill III	—	807,992	1,346,654	2,693,308

Zamir Rauf	—	352,634	587,723	1,306,052

W. Thaddeus Miller	—	479,960	799,933	1,777,628

Charles M. Gates	—	253,729	422,881	939,736
______________

(1)
Amounts represent estimated possible payments under the CIP. Actual amounts paid under the CIP for 2018 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” For more information on the performance metrics applicable to these awards, see “Compensation Discussion and Analysis — Details of Each Element of Compensation — Annual Incentive — Calpine Incentive Plan.”

Summary of Employment Agreements
Certain of the amounts shown in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table are provided for in employment or letter agreements, as the case may be. The material terms of those agreements are summarized below:
John B. (Thad) Hill III
President and Chief Executive Officer
On August 29, 2018, the Company entered into an amended and restated executive employment agreement with John B. (Thad) Hill III, the Company’s President and Chief Executive Officer (the “Hill Agreement”), effective from and after March 8, 2018 (the “Hill Effective Date”), which replaced the original employment agreement entered into between the Company and Mr. Hill, effective as of the Company’s 2014 annual meeting of shareholders and as amended by that amended and restated executive employment agreement, dated May 16, 2017. The Hill Agreement has a five-year term and is subject to automatic one-year renewals on the fifth anniversary of the Hill Effective Date and each annual anniversary thereafter unless either party provides 90 days’ prior notice of his or its intention to not extend the term of the Hill Agreement. Under the Hill Agreement, Mr. Hill is entitled to an annual base salary of at least $1,230,000 and an annual target cash performance bonus equal to 110% of annual base salary, with a maximum annual performance bonus opportunity of two times Mr. Hill’s target bonus. The Hill Agreement provides that on, or as soon as reasonably practicable after, the Hill Effective Date, CPN Management will grant to Mr. Hill an award of 1.39% of the issued and outstanding Class B Interests in CPN Management.
The Hill Agreement gives Mr. Hill the right to payments and benefits upon certain termination events of Mr. Hill’s employment, upon his death or disability, non-renewal of the Hill Agreement, and upon a change in control. Specifically, upon a termination of Mr. Hill’s employment by the Company without “cause” or by Mr. Hill for “good reason” (each as defined in the Hill Agreement) or due to non-renewal of the Hill Agreement by the Company, in each case, following March 8, 2020, other than in connection with a change in control, the Hill Agreement provides that Mr. Hill will be entitled to receive: (i) all accrued obligations; (ii) a lump-sum cash payment equal to 2.0 times the sum of (A) Mr. Hill’s highest base salary in the three years preceding the termination, plus (B) Mr. Hill’s highest target bonus for the year of termination; (iii) a pro-rata annual bonus calculated based on actual Company performance and the number of days in the year of termination that Mr. Hill was employed by the Company; (iv) reimbursement of outplacement benefits for 24 months; and (v) a monthly payment for a period of 24 months equal to the monthly premium paid by other former employees for continuation coverage under the Company’s health plans and such additional amounts as are necessary to ensure receipt of the full amount of such monthly premium after application of all federal income and employment taxes imposed thereon (the “Additional Payment”). In the event Mr. Hill’s employment is terminated by the Company without cause or by Mr. Hill for good reason, in each case, on or before March 8, 2020, other than in connection with a change in control, the Hill Agreement provides that he will be entitled to receive the same payments described immediately above, with the following exceptions: (i) the multiple for his lump-sum cash payment will be 3.0, (ii) the portion of such payment calculated based on his annual bonus will be calculated based on the higher of his target bonus for the year of termination or 2018, and (iii) the Additional Payment will be for a period of 36 months. In the event Mr. Hill is terminated by the Company without cause or by Mr. Hill for good reason, or as a result of a non-renewal of the Hill Agreement, in each case, in connection with a change in control, Mr. Hill will be entitled to receive the same payments and benefits described in the immediately preceding sentence, with the exception that the portion of such payments calculated based on his annual bonus will be calculated based on the higher of his target bonus for the year of termination or the year of the change in control.
In the event Mr. Hill experiences a disability or death during the term of the Hill Agreement, the Company will pay him or his estate: (i) all accrued obligations; (ii) a full annual bonus calculated based on actual Company performance; and (iii) payment of the Additional Payment for a period of 18 months.
If Mr. Hill’s employment terminates for any reason following the fifth anniversary of the Hill Effective Date (an “Other Termination”), the Hill Agreement provides that he will be entitled to receive (i) all accrued obligations; (ii) the pro-rata annual bonus calculated based on actual Company performance and the number of days in the year of termination that Mr. Hill was employed by the Company; (iii) payment of the Additional Payment for a period of 24 months, and (iv) consent rights regarding certain redemption, repurchase, and / or call rights that may be applicable to vested Class B Interests.
The Hill Agreement contains an affirmation that the terms of the restrictive covenant agreement between the Company and Mr. Hill, dated September 1, 2008, are incorporated in the Hill Agreement by reference, except that the Hill Agreement provides that the provisions in such restrictive covenant agreement providing that certain provisions will not apply following a change in control-related termination, are deleted and will have no further force or effect.
Mr. Hill is generally required to sign a release of claims in order to receive the termination benefits described above but he will not be required to execute a release of claims as a condition of receiving any benefits upon his termination of employment in connection with a change in control.
In connection with a change in control of the Company where immediately before such change in control, Company stock was readily tradeable on an established securities market or otherwise, if it is determined that Mr. Hill will be subject to the excise tax imposed by IRC Section 4999 (the “Excise Tax”), the Company will pay to or for the benefit of Mr. Hill, an additional amount (the “Gross-Up Payment”), such that the net after-tax amount of the Gross-Up Payment retained by Mr. Hill, after deduction of any Excise Tax and any federal and state and local taxes imposed on the Gross-Up Payment itself, will be equal to the Excise Tax. Other than in the circumstances described in the immediately preceding sentence, if it is determined that any benefits payable to Mr. Hill are subject to the Excise Tax, then such payments will be reduced (the “Cut-Back”) until the payments are no longer subject to the Excise Tax; provided, however, that if the net amount of such payments after the Excise Tax is paid would be greater than the reduced amount, the Company will pay the full amount due to Mr. Hill without any reductions.
W. Thaddeus Miller
Executive Vice Chairman, Chief Legal Officer and Secretary
On August 29, 2018, the Company entered into an amended and restated executive employment agreement with Thaddeus Miller, the Company’s Executive Vice Chairman and Chief Legal Officer (the “Miller Agreement”), effective from and after March 8, 2018 (the “Miller Effective Date”), which replaced the original employment agreement entered into between the Company and Mr. Miller, dated as of August 11, 2008, and as amended on each of December 21, 2012, February 28, 2013 and December 18, 2015, and as further amended by the letter agreement on December 29, 2017. The Miller Agreement has a five-year term and is subject to automatic one-year renewals on the fifth anniversary of the Miller Effective Date and each annual anniversary thereafter unless either party provides 90 days’ prior notice of his or its intention to not extend the term of the Miller Agreement. Under the Miller Agreement, Mr. Miller is entitled to an annual base salary of at least $893,003 and an annual target cash performance bonus equal to 90% of annual base salary, with a maximum annual performance bonus opportunity of 200% of Mr. Miller’s annual base salary. The Miller Agreement provides that on, or as soon as reasonably practicable after, the Miller Effective Date, CPN Management will grant to Mr. Miller an award of 0.53% of the issued and outstanding Class B Interests.
The Miller Agreement gives Mr. Miller payments and benefits upon certain termination events of Mr. Miller’s employment, upon his death or disability, non-renewal of the Miller Agreement, and upon a change in control, which payments and benefits are substantially identical to those provided in the Hill Agreement with respect to Mr. Hill, with the following exceptions: (i) payment of the lump-sum cash payment will be based on Mr. Miller’s target bonus, (ii) upon a termination of Mr. Miller’s employment by the Company without cause or by Mr. Miller for good reason or due to non-renewal of the Miller Agreement by the Company, in each case, following March 8, 2020, other than in connection with a change in control, (A) the multiple for his lump-sum cash payment will be 1.5, (B) the Additional Payment will be for a period of 18 months following such termination, and (C) reimbursement of outplacement benefits will be for 18 months, (iii) the reimbursement for outplacement benefits will be for a period of 18 months following either a termination of Mr. Miller’s employment by the Company without cause or by Mr. Miller for good reason, in each case, on or before March 8, 2020 or a termination of Mr. Miller’s employment by the Company without cause or by Mr. Miller for good reason or due to a non-renewal of the Miller Agreement by the Company, in each case, in connection with a change in control, (iv) the Additional Payment in the event Mr. Miller experiences a disability or death will be for the remainder of his employment term, and (v) the benefits triggered in connection with an Other Termination go into effect following the second anniversary of the Miller Effective Date, and provide for payment of the Additional Payment for 18 months following such termination.
The Miller Agreement includes 12-month post-termination non-solicitation and cooperation covenants, as well as post-termination mutual non-disparagement and confidentiality covenants.
Mr. Miller is generally required to sign a release of claims in order to receive the termination benefits described above but he will not be required to execute a release of claims as a condition of receiving any benefits upon his termination of employment due to an Other Termination or upon his death or disability.
The Miller Agreement contains substantially identical provisions regarding the Gross-Up Payment and the Cut-Back as the Hill Agreement.
Zamir Rauf
Executive Vice President and Chief Financial Officer
On August 29, 2018, the Company entered into an executive employment agreement with Zamir Rauf, the Company’s Executive Vice President and Chief Financial Officer (the “Rauf Agreement”), effective from and after March 8, 2018 (the “Rauf Effective Date”). The Rauf Agreement has a five-year term and is subject to automatic one-year renewals on the fifth anniversary of the Rauf Effective Date and each annual anniversary thereafter unless either party provides 90 days’ prior notice of his or its intention to not extend the term of the Rauf Agreement. Under the Rauf Agreement, Mr. Rauf is entitled to an annual base salary of at least $656,103.16 and an annual target cash performance bonus equal to 90% of annual base salary, with a maximum annual performance bonus opportunity of 200% of Mr. Rauf’s annual base salary. The Rauf Agreement provides that on, or as soon as reasonably practicable after the Rauf Effective Date, CPN Management will grant to Mr. Rauf an award of 0.40% of the issued and outstanding Class B Interests.
The Rauf Agreement gives payments and benefits upon certain terminations of Mr. Rauf’s employment, upon his death or disability, non-renewal of the Rauf Agreement, and upon a change in control, which payments and benefits are substantially identical to those provided in the Miller Agreement with respect to Mr. Miller, with the exception that the benefits triggered in connection with an Other Termination go into effect following the fifth anniversary of the Rauf Effective Date.
In entering into the Rauf Agreement, Mr. Rauf acknowledged and agreed that he is bound by those restrictions set forth in that certain Restrictive Covenant Agreement entered into between the Company and Mr. Rauf, dated as of August 29, 2018 (the “Rauf Restrictive Covenant Agreement”). The Rauf Restrictive Covenant Agreement includes 12-month post-termination non-competition and non-solicitation and cooperation covenants, as well as post-termination mutual non-disparagement and confidentiality covenants.
Mr. Rauf is generally required to sign a release of claims in order to receive the termination benefits described above but he will not be required to execute a release of claims as a condition of receiving any benefits upon his termination of employment due to an Other Termination or upon his death or disability.
The Rauf Agreement contains substantially identical provisions regarding the Gross-Up Payment and the Cut-Back as the Hill Agreement and the Miller Agreement.
Charles M. Gates
Executive Vice President, Power Operations
Charles Gates serves as the Company’s Executive Vice President, Power Operations pursuant to an offer letter between Mr. Gates and Calpine Corporation, dated February 23, 2016, as amended by the Gates Letter Agreement (the “Gates Offer Letter”). Mr. Gates’ annual base salary for 2018 was $483,288. Mr. Gates’ employment is terminable at will by either party. Under the Gates Offer Letter, Mr. Gates is eligible to participate in the Calpine Incentive Plan (“CIP”), which provides for an annual cash bonus with a target equal to 90% of his base salary and a maximum payout equal to 200% of his base salary. Payouts under the CIP will be based on achievement of corporate financial results as well as individual performance. Under the Gates Offer Letter, Mr. Gates received a sign-on equity award, 50% in the form of restricted stock awards and 50% in the form of performance share units, with a targeted value of $920,000 within two weeks of his start date. In consideration of the sign-on equity award, Mr. Gates signed a one-year non-compete agreement.

Mr. Gates participates in the Severance Plan as a Tier 3 Participant and any target bonus amount under the Severance Plan will be determined based on his participation in the CIP. Further, if Mr. Gates’s employment terminates for any reason following the third anniversary of the date of the Gates Letter Agreement, he shall be entitled to the following benefits, without duplication of any other severance payments for which he may be eligible under the Severance Plan: (i) an amount equal to his pro-rated annual cash bonus in respect of the fiscal year in which the termination occurs, calculated based on Calpine’s actual performance and (ii) consent rights regarding certain redemption, repurchase, and / or call rights that may be applicable to vested Class B Interests.
Outstanding Equity Awards at Fiscal Year-End
There were no unexercised options, unvested stock or equity incentive plan awards outstanding as of December 31, 2018 for any of our named executive officers.
Option Exercises and Stock Vested
The following table provides information concerning vesting of stock awards during 2018 for each named executive officer (no option exercises took place in 2018 for our named executive officers):

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John B. (Thad) Hill III	111,006	1,683,580
Zamir Rauf	40,989	621,662
W. Thaddeus Miller	—	—
Charles M. Gates	10,755	162,078
W.G. (Trey) Griggs	25,872	391,974
Potential Payments Upon Termination or Change in Control
Effective January 31, 2008, we adopted our Severance Plan, which provides eligible employees, including executive officers, whose employment is involuntarily terminated by us without “cause”, by the employee with “good reason” (each as defined in the Severance Plan), or in connection with a change in control, with certain severance benefits, including a lump sum payment based upon (i) the employee’s position and (ii) base salary and target bonus. In 2012, the Board of Directors approved an amendment to the Severance Plan, pursuant to which Tier 1, Tier 2 and Tier 3 participants will no longer be entitled to a gross-up payment in the event that any benefit or payment by the Company (whether paid or payable or distributed or distributable pursuant to the terms of the Severance Plan or otherwise, including any acceleration of vesting or payment) is determined to be subject to the excise tax imposed by IRC Section 4999. Effective November 4, 2013, the Board of Directors approved an amendment to and restatement of the Severance Plan that, among other things, entitles Tier 1 participants to a pro-rated annual cash bonus for a termination by the participant for good reason or by us without cause and revises the requirements for participants to receive benefits for a termination in connection with a change in control. In addition, Messrs. Hill, Rauf and Miller have agreements with us that provide for certain severance benefits as described below. The amount of compensation payable to each named executive officer in the event of a termination of employment, or a change in control, on December 31, 2018, is described below under “— Quantification of Potential Payments Upon Termination or Change in Control.”

Change in Control and Severance Benefits Plan
Under the Severance Plan, amended and restated as of November 4, 2013, and further amended on November 10, 2016, employees who are Senior Vice Presidents with a pay grade at 19 or above, Vice Presidents with a pay grade at 19 or above, employees with a pay grade at 19 or above, and such other employees of subsidiaries of the Company that are designated as participants pursuant to a written employment agreement or by the Compensation Committee are eligible for certain post-employment benefits, which vary depending upon (i) the tier assigned to the employee and (ii) whether a change in control or termination of employment occurs. As of December 31, 2018, Mr. Gates participated as Tier 3 participant in the Severance Plan. In addition, pursuant to the Gates Letter Agreement, following the third anniversary of the date of the Gates Letter Agreement, if Mr. Gates’s employment terminates for any reason, he shall be entitled to the following benefits, without duplication of any other severance payments for which he may be eligible under the Severance Plan: (i) an amount equal to his pro-rated annual cash bonus in respect of the fiscal year in which the termination occurs, calculated based on Calpine’s actual performance and (ii) consent rights regarding certain redemption, repurchase, and / or call rights that may be applicable to vested Class B Interests. Any severance benefits for which Messrs. Hill, Rauf and Miller may be eligible would be provided under the Hill Agreement, Rauf Agreement and Miller Agreement, respectively, and not under the Severance Plan.
Severance Plan. With respect to each participant in the Severance Plan, including Mr. Gates, upon the occurrence of a change in control, notwithstanding the provisions of any other benefit plan or agreement:
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

•
a lump sum payment for all “accrued obligations,” defined as all unused vacation time and all accrued but unpaid compensation earned by such participant as of the termination date, to be paid as soon as practicable following the termination date; and

•
continued coverage for the participant and his or her dependents under all health care, medical, dental and life insurance plans and programs (excluding disability) maintained by us under which the participant was covered immediately prior to his or her termination date, to be provided (concurrently with any health care benefit required under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, “COBRA”), in the case of a Tier 1, Tier 2 or Tier 3 participant, for a period of 36 months following termination, and, in the case of a Tier 4 participant, for a period of 24 months following termination, at the same cost sharing between us and such participant as applies to a similarly situated active employee.

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
Additional Considerations. Tier 1, Tier 2 and Tier 3 participants are not entitled to a gross-up payment in the event that any benefit or payment by the Company (whether paid or payable or distributed or distributable pursuant to the terms of the Severance Plan or otherwise, including any acceleration of vesting or payment) is determined to be subject to the excise tax imposed by IRC Section 4999, except that Mr. Gates is entitled to a gross-up payment for excise taxes incurred under Section 4999 of the IRC pursuant to the Gates Letter Agreement. If any amounts will become subject to the excise tax imposed by IRC Section 4999, then such amounts will be reduced so as not to become subject to such excise tax, but only if the net amount of such payments as so reduced is greater than or equal to the net amount of such payments without such reduction.
Termination Provisions of Employment Agreements
John B. (Thad) Hill III
Pursuant to the Hill Agreement, described further above under “— Summary of Employment Agreements,” if Mr. Hill’s employment is terminated by us without cause or by his resignation for good reason on or prior to March 8, 2020, other than in connection with a change in control, he will be entitled to certain severance payments and benefits, as follows:

•	a prorated bonus for the year in which such termination occurs;

•
a lump sum cash severance payment equal to 3.0 times the sum of (i) his highest base salary in the three years preceding termination and (ii) his highest target bonus with respect to the year of termination or for 2018, whichever is larger;

•
a monthly payment for a period of 36 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	reimbursement for payment for outplacement services for a period of up to 24 months following such termination.
In the event Mr. Hill’s employment is terminated by us without cause, by his resignation for good reason or the Hill Agreement is not renewed following March 8, 2020, other than in connection with a change in control, he will be entitled to certain severance payments and benefits, as follows:

•	a prorated bonus for the year in which such termination occurs calculated based on the Company’s actual performance;

•
a lump sum cash severance payment equal to 2.0 times the sum of (i) his highest base salary in the three years preceding termination and (ii) his highest target bonus with respect to the year of termination;

•
a monthly payment for a period of 24 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	reimbursement for payment for outplacement services for a period of up to 24 months following such termination.
In the event Mr. Hill’s employment terminates without cause or for good reason or the Hill Agreement is not renewed following a change in control, Mr. Hill generally will be entitled to the same payments and benefits as set forth above for a termination that takes place on or prior to March 8, 2020, with the exception that the portion of such payments calculated based on his annual bonus will be calculated based on the higher of his target bonus for the year of termination or the year of the change in control.
In the event Mr. Hill experiences a disability or death during the term of the Hill Agreement, the Company will pay him or his estate:

•	a full annual bonus for the year in which such termination occurs calculated based on actual Company performance; and

•
a monthly payment for a period of 18 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments.

In the event Mr. Hill’s employment terminates for any reason following the fifth anniversary of the Hill Effective Date, he will be entitled to receive:

•
a prorated bonus for the year in which such termination occurs calculated based on actual Company performance and the number of days in the year of termination that Mr. Hill was employed by the Company;

•
a monthly payment for a period of 24 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	consent rights regarding certain redemption, repurchase, and / or call rights that may be applicable to vested Class B Interests.
In addition, with respect to the Class B Interests granted to Mr. Hill pursuant to the Hill Agreement:

•	in the event of a change in control of the Company, the Class B Interests will become fully vested; and

•	if Mr. Hill’s employment terminates by reason of disability or death, the Class B Interests will become fully vested.
W. Thaddeus Miller
Pursuant to our agreement with Mr. Miller, described further above under “— Summary of Employment Agreements,” if Mr. Miller was terminated by us without cause or if he resigned for good reason on or prior to March 8, 2020, other than in connection with a change in control, he would be entitled to certain severance payments and benefits, as follows:

•	a prorated bonus for the year in which such termination would have occurred calculated based on actual Company performance;

•
a lump sum cash severance payment equal to 3.0 times the sum of (i) his highest base salary in the three years preceding termination and (ii) his target bonus with respect to the year of termination or for 2018, if higher;

•
a monthly payment for a period of 36 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	outplacement services for a period of up to 18 months following such termination.
In the event Mr. Miller’s employment is terminated by us without cause, by his resignation for good reason or the Miller Agreement is not renewed following March 8, 2020, other than in connection with a change in control, he will be entitled to certain severance payments and benefits, as follows:

•	a prorated bonus for the year in which such termination occurs calculated based on actual Company performance;

•	a lump sum cash severance payment equal to 1.5 times the sum of (i) his highest base salary in the three years preceding termination and (ii) his target bonus with respect to the year of termination;

•
a monthly payment for a period of 18 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	reimbursement for payment for outplacement services for a period of up to 18 months following such termination.
In the event Mr. Miller’s employment terminates without cause or for good reason or the Miller Agreement is not renewed following a change in control, Mr. Miller generally will be entitled to the same payments and benefits as set forth above for a termination that takes place on or prior to March 8, 2020, with the exception that the portion of such payments calculated based on his annual bonus will be calculated based on the higher of his target bonus for the year of termination or the year of the change in control.
In the event Mr. Miller experiences a disability or death during the term of the Miller Agreement, the Company will pay him or his estate:

•	a full annual bonus for the year in which such termination occurs calculated based on actual Company performance; and

•
for the remainder of the employment term, a monthly payment equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments.

In the event Mr. Miller’s employment terminates for any reason following the second anniversary of the Miller Effective Date, he will be entitled to receive:

•	a prorated bonus for the year in which such termination occurs calculated based on actual Company performance;

•
a monthly payment for a period of 18 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	consent rights regarding certain redemption, repurchase, and / or call rights that may be applicable to vested Class B Interests.
In addition, with respect to the Class B Interests granted to Mr. Miller pursuant to the Miller Agreement:

•	in the event of a change in control of the Company, the Class B Interests will become fully vested; and

•	if Mr. Miller’s employment terminates by reason of disability or death, the Class B Interests will become fully vested.
Zamir Rauf
Pursuant to our agreement with Mr. Rauf, described further above under “— Summary of Employment Agreements,” if Mr. Rauf was terminated by us without cause or if he resigned for good reason on or prior to March 8, 2020, other than in connection with a change in control, he would be entitled to certain severance payments and benefits, as follows:

•	a prorated bonus for the year in which such termination would have occurred;

•
a lump sum cash severance payment equal to 3.0 times the sum of (i) his highest base salary in the three years preceding termination and (ii) his target bonus with respect to the year of termination or for 2018, whichever is larger;

•
a monthly payment for a period of 36 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	outplacement services for a period of up to 18 months following such termination.
In the event Mr. Rauf’s employment is terminated by us without cause, by his resignation for good reason or the Rauf Agreement is not renewed following March 8, 2020, other than in connection with a change in control, he will be entitled to certain severance payments and benefits, as follows:

•	a prorated bonus for the year in which such termination occurs;

•	a lump sum cash severance payment equal to 1.5 times the sum of (i) his highest base salary in the three years preceding termination and (ii) his target bonus with respect to the year of termination;

•
a monthly payment for a period of 18 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	reimbursement for payment for outplacement services for a period of up to 18 months following such termination.
In the event Mr. Rauf’s employment was terminated without cause or for good reason following a change in control, Mr. Rauf generally will be entitled to the same payments and benefits as set forth above for a termination that takes place on or prior to March 8, 2020, with the exception that the portion of such payments calculated based on his annual bonus will be calculated based on the higher of his target bonus for the year of termination or the year of the change in control.
In the event Mr. Rauf experiences a disability or death during the term of the Rauf Agreement, the Company will pay him or his estate:

•	a full annual bonus for the year in which such termination occurs calculated based on actual Company performance; and

•
for the remainder of the employment term, a monthly payment equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments.

In the event Mr. Rauf’s employment terminates for any reason following the fifth anniversary of the Rauf Effective Date, he will be entitled to receive:

•	a prorated bonus for the year in which such termination occurs calculated based on actual Company performance;

•
a monthly payment for a period of 18 months following the date of termination equal to the full monthly premium paid by other former employees for continuation coverage under the Company’s health plans, as well as a tax gross-up on such payments; and

•	consent rights regarding certain redemption, repurchase, and / or call rights that may be applicable to vested Class B Interests.
In addition, with respect to the Class B Interests granted to Mr. Rauf pursuant to the Rauf Agreement:

•	in the event of a change in control of the Company, the Class B Interests will become fully vested; and

•	if Mr. Rauf’s employment terminates by reason of disability or death, the Class B Interests will become fully vested.
Quantification of Potential Payments Upon Termination or Change in Control
The following table sets forth potential benefits that each named executive officer would be entitled to receive in the event that the executive’s employment with us is terminated for any reason, including a termination for “cause”, resignation without “good reason” (each as defined in the Severance Plan, the Hill Agreement, Rauf Agreement, Miller Agreement and Gates Letter Agreement, as applicable), a termination without cause, resignation with good reason, termination without cause or resignation with good reason in each case in connection with a change in control, and death or disability. The amounts shown in the table are the amounts that would have been payable under existing plans and arrangements if the named executive officer’s employment had terminated, and/or a change in control occurred on December 31, 2018. “Cash Compensation” includes payments of salary, bonus, non-equity annual incentive plan compensation, severance or death benefit amounts payable in the applicable scenario.

The actual amounts that would be payable in these circumstances can only be determined at the time of the executive’s termination or a change in control and accordingly, may differ from the estimated amounts set forth in the table below:

Named Executive Officer	Termination by Company for Cause or Resignation by Executive Without Good Reason	Termination by Company Without Cause	Resignation by Executive with Good Reason	Termination by Company Without Cause, or Resignation by Executive With Good Reason, in Connection with Change in Control	Death or Disability
John B. (Thad) Hill III
Cash Compensation(1)	$—	$9,596,609	$9,596,609	$9,596,609	$1,847,609
Health and Welfare Benefits(2)	—	97,200	97,200	97,200	48,600
Outplacement(2)	—	55,000	55,000	55,000	—
Unvested Class B Interests(3)	—	—	—	—	—
TOTAL	$—	$9,748,809	$9,748,809	$9,748,809	$1,896,209
Zamir Rauf
Cash Compensation(1)	$830,649	$4,570,436	$4,570,436	$4,570,436	$830,649
Health and Welfare Benefits(2)	—	97,200	97,200	97,200	137,700
Outplacement(2)	—	50,000	50,000	50,000	—
Unvested Class B Interests(3)	—	—	—	—	—
TOTAL	$830,649	$4,717,636	$4,717,636	$4,717,636	$968,349
W. Thaddeus Miller
Cash Compensation(1)	$1,130,572	$6,220,689	$6,220,689	$6,220,689	$1,130,572
Health and Welfare Benefits(2)	—	67,752	67,752	67,752	95,982
Outplacement(2)	—	50,000	50,000	50,000	—
Unvested Class B Interests(3)	—	—	—	—	—
TOTAL	$1,130,572	$6,338,441	$6,338,441	$6,338,441	$1,226,554
Charles M. Gates
Cash Compensation(1)	$—	$1,377,371	$1,377,371	$2,745,559	$—
Health and Welfare Benefits(2)	—	33,876	33,876	67,752	—
Outplacement(2)	—	50,000	50,000	50,000	—
Unvested Class B Interests(3)	—	—	—	—	—
Tax Gross-Up(4)	—	—	—	995,484	—
TOTAL	$—	$1,461,247	$1,461,247	$3,858,795	$—
______________

(1)
Amounts disclosed in the table assume that no executive received any severance or termination benefit which would decrease the amount of the above payments, where applicable. These amounts would primarily be paid as a lump sum but have been calculated without any present-value discount and assuming that base pay would continue at 2018 rates.

(2)
Using generally accepted accounting principles for purposes of the Company’s financial statements, continued health and welfare benefits were valued at the amount of $2,700 per month (for family coverage) which applied to Messrs. Hill and Rauf and $1,882 per month (for employee and spouse coverage) which applied to Messrs. Miller and Gates. Outplacement services were valued at $50,000 and $55,000 for 18 and 24 months, respectively, of coverage.

(3)	Class B Interests only entitle the holder to future distributions from CPN Management. Distributions from CPN Management are made at the discretion of the general partner.

(4)
The gross-up payment is an additional amount that we are obligated to pay to Mr. Gates pursuant to the Gates Letter Agreement in order to make the executive whole for any federal excise tax imposed on the executive as a result of the executive’s receipt of any excess parachute payments that are contingent upon a change of control, as well as the payment of all federal and state income and excise taxes imposed on the gross-up payment.

In connection with his employment termination on March 8, 2018, we entered into an Employment Separation Agreement with Mr. Griggs to confirm the benefits he was entitled to receive upon termination as a Tier 3 participant in the Severance Plan. Under the Severance Plan, Mr. Griggs was entitled to a lump sum payment equal to 2.99 times the sum of his highest annual salary in the three years preceding his termination plus his highest target bonus for 2017 which resulted in a lump sum payment of $2,984,300. Mr. Griggs was also entitled to receive continued health care benefits and outplacement benefits for a period of 36 months and 18 months, respectively, following termination valued at approximately $97,200 and $50,000, respectively.

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
In 2018, as part of its assessment, the Compensation Committee reviewed the compensation program for employees that engage in certain hedging and optimization activities. While these employees have increased potential for risk taking because a part of their compensation is linked to the profitability of these activities, the Compensation Committee concluded that the business risk from these activities is not significant because these employees’ activities are subject to controls that limit excessive risk taking, such as VAR limits that are monitored and enforced on a daily basis by our Chief Risk Officer.
The Compensation Committee also reviewed the cash and equity incentive programs for senior executives and concluded that certain aspects of the programs actually reduce the likelihood of excessive risk taking. These aspects include the use of long-term incentives for senior executives to work for long-term growth of the Company, including limited claw-back provisions contained in employment agreements limiting the incentive to take excessive risk for short-term gains by imposing caps on CIP bonuses, requiring compliance with our Code of Conduct and giving the Compensation Committee the power to reduce discretionary bonuses.
For these reasons, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.
Pay Ratio Disclosure
At December 31, 2018, we had approximately 2,282 employees, with all of these individuals located in the United States. Our diverse employee population varies significantly in experience, education and specialized training. Regardless of the employee’s role in the organization or their location, the process for determining salaries is the same: local market competitive data is reviewed to set base pay rates. Individual salaries are then adjusted from these base pay rates to reflect the individual’s role and responsibilities as well as his or her experience, education, specialized training and overall performance.
We identified our median employee for the year ended December 31, 2018, by reviewing compensation data reflected in our payroll records consisting of:

•	base salary,

•	compensation under the annual incentive program or equivalent (calculated assuming payouts at the target level for employees hired in 2018 who were not eligible for an incentive payment in 2018),

•	cash-out of unvested share-based awards in connection with the closing of the Merger, and

•	employer contributions to the Company’s 401(k) Plan.
We identified our median employee using the above compensation data, which was consistently applied to all of our employees included in the calculation. We identified this payment information for all current full and part-time employees employed on December 31, 2018; thus, we used December 31, 2018 as the measurement date in determining our median employee. Since all of our employees, as well as our President and Chief Executive Officer, are located in the United States, we did not make any cost of living adjustments in identifying the median employee. These results were then ranked, excluding the President and Chief Executive Officer, from lowest to highest, and the median employee was identified. Once we identified our median employee, we combined all of the elements of such employee’s total annual compensation in a manner consistent with total compensation for our named executive officers, as presented in the “Summary Compensation Table”. With respect to total annual compensation for our President and Chief Executive Officer, we used the amount reported in the “Total” column of the “Summary Compensation Table”.
The total annual compensation for the year ended December 31, 2018 was $133,829 for our median employee and $13,352,918 for our President and Chief Executive Officer. The ratio of our President and Chief Executive Officer’s pay to that of our median employee for 2018 was approximately 99 times.

DIRECTOR COMPENSATION
The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board of Directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Mary L. Brlas	16,750	136,289	153,039
Frank Cassidy	37,967	502,015	539,982
Jack A. Fusco	14,144	1,856,253	1,870,397
Michael W. Hofmann	19,356	437,889	457,245
David C. Merritt	20,472	534,985	555,457
W. Benjamin Moreland	16,750	128,253	145,003
Robert A. Mosbacher, Jr.	21,217	128,253	149,470
Denise M. O’Leary	21,217	128,253	149,470
Avik Dey	—	—	—
Andrew Gilbert	—	—	—
Douglas W. Kimmelman	—	—	—
Tyler G. Reeder	—	—	—
Andrew D. Singer	—	—	—
Donald A. Wagner	—	—	—
_____________________

(1)
The amounts set forth under “All Other Compensation” represent cash payments made by the Company associated with outstanding unvested and vested but not released share-based awards in connection with the Merger.

Prior to the Merger, our Corporate Governance Guidelines provide that compensation for our non-employee directors’ services may include annual cash retainers, shares of our common stock and options for such shares; meeting fees; fees for serving as a committee chairman; and fees for serving as a director of a subsidiary. Subsequent to the Merger, members of our Board of Directors do not receive compensation for their service. We reimburse directors for their reasonable out-of-pocket and travel expenses in connection with attendance at board and committee meetings.
Prior to the consummation of the Merger, we had the following compensation structure for non-employee directors for 2018:

	Annual Retainer ($)	Meeting Fees ($)	Committee Chair Retainer ($)
Outside Board Members	56,000	20,000	—
Chairman of the Board	100,000(1)	—	—
Lead Director	25,000	—	—
Audit Committee	—	14,000	20,000
Compensation Committee	—	14,000	10,000
Nominating and Governance Committee	—	14,000	10,000
_____________________

(1)	The independent Chairman of the Board received this amount in addition to the annual retainer paid to independent outside board members.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of February 28, 2019, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors serving as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Calpine Corporation, 717 Texas Avenue, Suite 1000, Houston, Texas 77002.

Name	Common Shares Beneficially Owned(1)	Shares Individuals Have the Right to Acquire Within 60 Days	Total Number of Shares Beneficially Owned(1)	Percent of Class
5% or Greater Owners
CPN Management(1)	105.2	—	105.2	100.0%
Named Executive Officers and Directors
John B. (Thad) Hill III	—	—	—	—
Zamir Rauf	—	—	—	—
W. Thaddeus Miller	—	—	—	—
Charles M. Gates	—	—	—	—
Avik Dey	—	—	—	—
Andrew Gilbert	—	—	—	—
Douglas W. Kimmelman(2)	105.2	—	105.2	100%
Tyler G. Reeder(2)	105.2	—	105.2	100%
Andrew D. Singer(2)	105.2	—	105.2	100%
Donald A. Wagner	—	—	—	—
All executive officers and directors as a group (10 persons)	—	—	—	—
_____________

(1)	The principal business address of CPN Management, LP is 51 John F. Kennedy Parkway, Suite 200, Short Hills, NJ 07078.

(2)
ECP ControlCo, LLC is the sole managing member of Energy Capital Partners GP III, LLC, which is the sole managing member of Volt Parent GP, LLC which is the general partner of each of Volt Parent, LP and CPN Management. Douglas Kimmelman, Andrew Singer, Peter Labbat, Tyler Reeder and Rahman D’Argenio are the managing members of ECP ControlCo, LLC and share the power to vote and dispose of the securities beneficially owned by ECP ControlCo, LLC. As such, each of ECP ControlCo, LLC, Energy Capital Partners GP III, LLC, Volt Parent GP, LLC, and Messrs. Kimmelman, Singer, Labbat, Reeder and D’Argenio may be deemed to have or share beneficial ownership of the common stock held directly by CPN Management. Each such entity or individual disclaims any such beneficial ownership. The principal business address of each of the entities and individuals listed in this footnote is 51 John F. Kennedy Parkway, Suite 200, Short Hills, NJ 07078.

Securities Authorized for Issuance under Equity Compensation Plans
At December 31, 2018, there were no securities authorized for issuance under any compensation plans of Calpine Corporation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
See “Executive Compensation — Summary of Employment Agreements” for a description of employment agreements between us and certain of the named executive officers.
During 2018, there were no transactions to be disclosed pursuant to Item 404(a) of Regulation S-K in which we were a participant and the amount involved exceeded $120,000 and in which any related person, including our executives and directors, had or will have a direct or indirect material interest.

Business Relationships and Related Person Transactions Policy
We have adopted a written policy regarding approval requirements for related person transactions. Under our related person transactions policy, our Chief Legal Officer is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the relevant facts and circumstances, whether a related person has a direct or indirect material interest in the transaction. Under our policy, transactions (i) that involve directors, director nominees, executive officers, significant owners or other “related persons” in which the Company is or will be a participant and (ii) of the type that must be disclosed under the SEC’s rules must be referred by the Chief Legal Officer to our Audit Committee for the purpose of determining whether such transactions are in the best interests of the Company. Under our policy, it is the responsibility of the individual directors, director nominees, executive officers and holders of five percent or more of the Company’s common stock to promptly report to our Chief Legal Officer all proposed or existing transactions in which the Company and they, or any related person of theirs, are parties or participants. The Chief Legal Officer (or the Chief Executive Officer, in the event the transaction in question involves the Chief Legal Officer or a related person of the Chief Legal Officer) is then required to furnish to the Chairman of the Audit Committee reports relating to any transaction that, in the Chief Legal Officer’s judgment, may require reporting pursuant to the SEC’s rules or may otherwise be the type of transaction that should be brought to the attention of the Audit Committee. The Audit Committee considers material facts and circumstances concerning the transaction in question, consults with counsel and other advisors as it deems advisable and makes a determination or recommendation to the Board of Directors and appropriate officers of the Company with respect to the transaction in question. In its review, the Audit Committee considers the nature of the related person’s interest in the transaction, the material terms of the transaction, the relative importance of the transaction to the related person, the relative importance of the transaction to the Company and any other matters deemed important or relevant. Upon receipt of the Audit Committee’s recommendation, the Board of Directors or officers take such action as deemed appropriate in light of their respective responsibilities under applicable laws and regulations.
In 2018, our Board of Directors approved new guidelines to the related persons transaction policy for the approval of transactions with three entities (and their subsidiaries or affiliates) that have been determined to have the ability to control or significantly influence the management or operating policies of the Company. These entities are as follows:

•	ECP ControlCo, LLC

•	CPPIB Calpine Canada, Inc.

•	Access Industries, Inc.
Ordinary course of business transactions between Calpine and any of the above entities or their subsidiaries or affiliates are approved and authorized provided that a) transactions shall be executed at market-based prices/rates, b) a list of existing transactions meeting the criteria under (a) will be provided to the Chair of the Audit Committee on a quarterly basis, and c) transactions or amendments with a notional value in excess of $10 million or any individual transaction with a term of longer than five years will be presented to the Audit Committee for approval in accordance with the related person transaction policy described above.
Director Independence
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange (“NYSE”) and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. As of March 8, 2018, CPN Management beneficially owned 100% of the voting power of the Company, which would qualify the Company as a controlled company eligible for exemption under the rule.
Although the NYSE listing standards, including the independence requirements described above, no longer apply to us since we are a privately-held company, the Board of Directors has applied the NYSE independence standards to determine the independence of our directors for purposes of this Report. Under the NYSE independence standards, a director qualifies as independent if the Board of Directors affirmatively determines that the director has no material relationship with us. While the focus of the inquiry is independence from management, the Board of Directors is required to broadly consider all relevant facts and circumstances in making an independence determination.

Prior to consummation of the Merger on March 8, 2018, our independent directors were: Mary L. Brlas, Frank Cassidy, Michael W. Hofmann, David C. Merritt, W. Benjamin Moreland, Robert A. Mosbacher, Jr. and Denise M. O’Leary.
Subsequent to the consummation of the Merger, our Board of Directors has determined that each member of the Board of Directors would not be considered “independent” under the NYSE listing standards. The Board of Directors determined that Messrs. Hill and Miller, as employees of the Company during 2018, did not satisfy the NYSE independence standards. In conducting its evaluation of Mr. Dey, the Board of Directors considered his affiliation with the Canada Pension Plan Investment Board. In conducting its evaluation of Messrs. Gilbert, Kimmelman, Reeder and Singer, the Board of Directors considered their affiliation with Energy Capital Partners. In conducting its evaluation of Mr. Wagner, the Board of Directors considered his affiliation with Access Industries, Inc.

Item 14.	Principal Accounting Fees and Services

Audit Fees
The following table presents fees for professional services rendered by PwC for the years ended December 31, 2018 and 2017, respectively. PwC did not bill us for other services during those periods.

	2018	2017
	(in millions)
Audit Fees(1)(2)	$5.4	$6.6
_______________

(1)
Our Audit fees consisted of approximately $4.4 million and $5.5 million for the audits and quarterly reviews of our consolidated financial statements, registration statements and offerings for Calpine Corporation for 2018 and 2017, respectively, and fees of approximately $1.0 million and $1.1 million for 2018 and 2017, respectively, which were billed for performing audits and reviews of certain of our subsidiaries.

(2)	PwC did not provide us with any material tax consulting services for the years ended December 31, 2018 and 2017.
Audit Committee Pre-Approval Policies and Procedures
All audit and non-audit services provided by our independent registered public accounting firm must be pre-approved by our Audit Committee. Any service proposals submitted by our independent registered public accounting firm need to be discussed and approved by the Audit Committee during its meetings, which take place at least four times a year. Once a proposed service is approved, we or our subsidiaries formalize the engagement of the service. The approval of any audit and non-audit services to be provided by our independent registered public accounting firm is specified in the minutes of our Audit Committee meetings. In addition, the members of our Board of Directors are briefed on matters discussed by the different Committees of our Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

Page
(a)-1. Financial Statements and Other Information
Calpine Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm	99
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	100
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016	101
Consolidated Balance Sheets at December 31, 2018 and 2017	102
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016	103
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	104
Notes to Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016	106
(a)-2. Financial Statement Schedule
Calpine Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017 and 2016	154
(b) Exhibits

Exhibit Number	Description
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

4.1
Indenture dated as of October 31, 2013, for the senior secured notes due 2022 among each of Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 31, 2013).

4.2
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

4.6	Form of 2023 Note (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.7	Form of 2025 Note (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.8
Third Supplemental Indenture, dated as of February 3, 2015, between the Company and the Trustee, governing the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

4.9	Form of 2024 Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

4.10
Indenture, dated as of May 31, 2016, for the senior secured notes due 2026 among each of the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2016).

4.11
Stockholders Agreement, dated March 8, 2018, by and between Calpine Corporation and CPN Management, LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on From 8-K filed with the SEC on March 8, 2018).

10.1	Financing Agreements.

Exhibit Number	Description
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

10.1.4
Amendment No. 2 to the Credit Agreement, dated as of July 30, 2014, among Calpine Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Credit Partners L.P., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014).

10.1.5
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

10.1.6
Credit Agreement, dated December 15, 2015 among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Goldman Sachs Credit Partners L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015).

10.1.7
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

10.1.8
Credit Agreement, dated May 31, 2016 among Calpine Corporation, as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, MUFG Union Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2016).

10.1.9
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

10.1.10
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

10.1.11
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

Exhibit Number	Description
10.1.12
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

10.1.13
Credit Agreement, dated February 3, 2017 among Calpine Corporation as borrower and the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, MUFG Union Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2017).

10.1.14
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

10.1.15
Amendment No. 6 to the Credit Agreement, dated as of October 20, 2017, among the Company, as borrower, the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 26, 2017).

10.1.16
Credit Agreement, dated December 15, 2017 among CCFC as borrower, the lenders party hereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2017).

10.1.17
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

10.2.2.1
Executive Employment Agreement between the Company and Zamir Rauf, dated August 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.2.2.2
Restrictive Covenant Agreement between the Company and Zamir Rauf, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.2.3.1
Amended and Restated Executive Employment Agreement between the Company and W. Thaddeus Miller, dated August 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.2.4.1	Letter Agreement, dated August 29, 2018, between the Company and Charles M. Gates.*†

10.2.5
Calpine Corporation 2010 Calpine Incentive Plan (incorporated by reference to Exhibit 10.6 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010, File No. 001-12079).†

10.2.6
Calpine Corporation Amended and Restated Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.2.8 to the Calpine’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017).†

10.2.7
Amended and Restated Limited Partnership Agreement of CPN Management, LP a Delaware Limited Partnership,dated March 8, 2018 (incorporated by reference to Exhibit 10.1 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 10, 2018).†

Exhibit Number	Description
10.2.8	Form of Award Agreement of Class B Interest in CPN Management, L.P .*†

10.2.9
Second Amended and Restated Limited Partnership Agreement of CPN Management, LP a Delaware Limited Partnership, dated August 29, 2018 (incorporated by reference to Exhibit 10.1 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018).†

21.1	Subsidiaries of the Company.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
______________________________

*	Filed herewith.

‡	Furnished herewith.

†	Management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. (Thad) HILL	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2019
John B. (Thad) Hill

/s/ ZAMIR RAUF	Executive Vice President and Chief Financial Officer (principal financial officer)	March 28, 2019
Zamir Rauf

/s/ JEFF KOSHKIN	Chief Accounting Officer (principal accounting officer)	March 28, 2019
Jeff Koshkin

/s/ AVIK DEY	Director	March 28, 2019
Avik Dey

/s/ ANDREW GILBERT	Director	March 28, 2019
Andrew Gilbert

/s/ DOUGLAS W. KIMMELMAN	Director	March 28, 2019
Douglas W. Kimmelman

/s/ W. THADDEUS MILLER	Executive Vice Chairman, Chief Legal Officer, Secretary and Director	March 28, 2019
W. Thaddeus Miller

/s/ TYLER G. REEDER	Director	March 28, 2019
Tyler G. Reeder

/s/ ANDREW D. SINGER	Director	March 28, 2019
Andrew D. Singer

/s/ DONALD A. WAGNER	Director	March 28, 2019
Donald A. Wagner

CALPINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Calpine Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calpine Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2019

We have served as the Company’s auditor since 2003.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
Operating revenues:
Commodity revenue	$9,865	$8,836	$6,943
Mark-to-market loss	(373)	(101)	(245)
Other revenue	20	17	18
Operating revenues	9,512	8,752	6,716
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	6,914	6,268	4,431
Mark-to-market (gain) loss	(165)	70	(244)
Fuel and purchased energy expense	6,749	6,338	4,187
Operating and maintenance expense	1,020	1,080	977
Depreciation and amortization expense	739	724	662
General and other administrative expense	158	155	140
Other operating expenses	98	85	79
Total operating expenses	8,764	8,382	6,045
Impairment losses	10	41	13
(Gain) on sale of assets, net	—	(27)	(157)
(Income) from unconsolidated subsidiaries	(24)	(22)	(24)
Income from operations	762	378	839
Interest expense	617	621	631
(Gain) loss on extinguishment of debt	(28)	38	25
Other (income) expense, net	81	32	24
Income (loss) before income taxes	92	(313)	159
Income tax expense	64	8	48
Net income (loss)	28	(321)	111
Net income attributable to the noncontrolling interest	(18)	(18)	(19)
Net income (loss) attributable to Calpine	$10	$(339)	$92
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
Net income (loss)	$28	$(321)	$111
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	40	(22)	(2)
Reclassification adjustment for loss on cash flow hedges realized in net income (loss)	6	48	43
Unrealized actuarial gain arising during period	1	—	—
Foreign currency translation gain (loss)	(10)	13	5
Income tax expense	(5)	(6)	(1)
Other comprehensive income	32	33	45
Comprehensive income (loss)	60	(288)	156
Comprehensive (income) attributable to the noncontrolling interest	(21)	(20)	(22)
Comprehensive income (loss) attributable to Calpine	$39	$(308)	$134

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(in millions, except share and per share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents ($43 and $39 attributable to VIEs)	$205	$284
Accounts receivable, net of allowance of $9 and $9	1,022	970
Inventories	525	498
Margin deposits and other prepaid expense	315	203
Restricted cash, current ($90 and $74 attributable to VIEs)	167	134
Derivative assets, current	142	174
Other current assets	43	43
Total current assets	2,419	2,306
Property, plant and equipment, net ($3,919 and $4,048 attributable to VIEs)	12,442	12,724
Restricted cash, net of current portion ($33 and $24 attributable to VIEs)	34	25
Investments in unconsolidated subsidiaries	76	106
Long-term derivative assets	160	218
Goodwill	242	242
Intangible assets, net	412	512
Other assets ($30 and $22 attributable to VIEs)	277	320
Total assets	$16,062	$16,453
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$958	$777
Accrued interest payable	96	104
Debt, current portion ($201 and $175 attributable to VIEs)	637	225
Derivative liabilities, current	303	197
Other current liabilities	489	571
Total current liabilities	2,483	1,874
Debt, net of current portion ($1,978 and $2,238 attributable to VIEs)	10,148	11,180
Long-term derivative liabilities	140	119
Other long-term liabilities	235	213
Total liabilities	13,006	13,386

Commitments and contingencies (see Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share; authorized 5,000 and 1,400,000,000 shares, respectively, 105.2 and 361,677,891 shares issued, respectively, and 105.2 and 360,516,091 shares outstanding, respectively	—	—
Treasury stock, at cost, nil and 1,161,800 shares, respectively	—	(15)
Additional paid-in capital	9,582	9,661
Accumulated deficit	(6,542)	(6,552)
Accumulated other comprehensive loss	(77)	(106)
Total Calpine stockholders’ equity	2,963	2,988
Noncontrolling interest	93	79
Total stockholders’ equity	3,056	3,067
Total liabilities and stockholders’ equity	$16,062	$16,453
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2015	$—	$(1)	$9,594	$(6,305)	$(179)	$58	$3,167
Treasury stock transactions	—	(6)	—	—	—	—	(6)
Stock-based compensation expense	—	—	30	—	—	—	30
Option exercises	—	—	1	—	—	—	1
Distribution to the noncontrolling interest	—	—	—	—	—	(9)	(9)
Net income	—	—	—	92	—	19	111
Other comprehensive income	—	—	—	—	42	3	45
Balance, December 31, 2016	$—	$(7)	$9,625	$(6,213)	$(137)	$71	$3,339
Treasury stock transactions	—	(8)	—	—	—	—	(8)
Stock-based compensation expense	—	—	36	—	—	—	36
Distribution to the noncontrolling interest	—	—	—	—	—	(12)	(12)
Net income (loss)	—	—	—	(339)	—	18	(321)
Other comprehensive income	—	—	—	—	31	2	33
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(100)	—	—	—	(78)
Dividends	—	—	(20)	—	—	—	(20)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(9)	(9)
Net income	—	—	—	10	—	18	28
Other comprehensive income	—	—	—	—	29	3	32
Balance, December 31, 2018	$—	$—	$9,582	$(6,542)	$(77)	$93	$3,056
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$28	$(321)	$111
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization(1)	848	921	910
(Gain) loss on extinguishment of debt	(32)	38	25
Deferred income taxes	47	14	43
Impairment losses	10	41	13
(Gain) on sale of assets, net	—	(27)	(157)
Mark-to-market activity, net	205	169	(1)
(Income) from unconsolidated subsidiaries	(24)	(22)	(24)
Return on investments from unconsolidated subsidiaries	35	28	21
Stock-based compensation expense	57	42	31
Other	29	(5)	8
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(101)	(108)	(128)
Accounts payable	164	70	34
Margin deposits and other prepaid expense	(134)	115	416
Other assets and liabilities, net	(82)	(15)	19
Derivative instruments, net	51	9	(286)
Net cash provided by operating activities	1,101	949	1,035
Cash flows from investing activities:
Purchases of property, plant and equipment	(415)	(305)	(489)
Proceeds from sale of power plants and other(2)	11	162	179
Purchase of Granite Ridge Energy Center	—	—	(526)
Purchases of North American Power and Calpine Solutions, net of cash acquired(3)	—	(111)	(1,150)
Return of investment from unconsolidated subsidiaries	18	—	—
Other	(6)	43	27
Net cash used in investing activities	(392)	(211)	(1,959)
Cash flows from financing activities:
Borrowings under CCFC Term Loan and First Lien Term Loans	—	1,395	1,101
Repayments of CCFC Term Loans and First Lien Term Loans	(41)	(2,150)	(1,231)
Borrowings under First Lien Notes	—	560	625
Repurchases of Senior Unsecured and First Lien Notes	(355)	(453)	(120)
Borrowings under Corporate Revolving Facility	355	25	—
Repayments of Corporate Revolving Facility	(325)	(25)	—
Borrowings from project financing, notes payable and other	220	—	458
Repayments of project financing, notes payable and other	(470)	(174)	(364)
Distribution to noncontrolling interest holder	(9)	(12)	(9)
Financing costs	(18)	(60)	(63)
Stock repurchases	(79)	—	—
Proceeds from exercises of stock options	—	—	1
Shares repurchased for tax withholding on stock-based awards	(7)	(7)	(6)
Dividends paid(4)	(20)	—	—
Other	3	—	4
Net cash (used in) provided by financing activities	(746)	(901)	396
Net decrease in cash, cash equivalents and restricted cash	(37)	(163)	(528)
Cash, cash equivalents and restricted cash, beginning of period	443	606	1,134
Cash, cash equivalents and restricted cash, end of period(5)	$406	$443	$606
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued) (in millions)

	2018	2017	2016
Cash paid during the period for:
Interest, net of amounts capitalized	$587	$575	$584
Income taxes	$23	$12	$12

Supplemental disclosure of non-cash investing and financing activities:
Purchase of King City Cogeneration Plant Lease(6)	$—	$15	$—
Change in capital expenditures included in accounts payable	$19	$20	$(37)
Reduction of debt due to sale of Mankato Power Plant(2)	$—	$—	$243
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

(4)	Subsequent to the consummation of the Merger on March 8, 2018, we paid certain Merger-related costs incurred by CPN Management, our direct parent.

(5)	Our cash and cash equivalents, restricted cash, current and restricted cash, net of current portion are stated as separate line items on our Consolidated Balance Sheets.

(6)
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
For the Years Ended December 31, 2018, 2017 and 2016

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
At the effective time of the Merger, each share of Calpine common stock outstanding as of immediately prior to the effective time of the Merger (excluding certain shares as described in the Merger Agreement) ceased to be outstanding and was converted into the right to receive $15.25 per share in cash or approximately $5.6 billion in total. See Note 13 for a discussion of the treatment of the outstanding share-based awards to employees at the effective time of the Merger.
For the years ended December 31, 2018 and 2017, we recorded approximately $33 million and $15 million, respectively, in Merger-related costs which was recorded in other operating expenses on our Consolidated Statements of Operations and primarily related to legal, investment banking and other professional fees associated with the Merger. We elected not to apply pushdown accounting in connection with the consummation of the Merger. As a result, our assets and liabilities are recorded at historical cost and do not reflect the fair value ascribed in the Merger.

3.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of all majority-owned subsidiaries that are not VIEs and all VIEs where we have determined we are the primary beneficiary. Intercompany transactions have been eliminated in consolidation.
Equity Method Investments — We use the equity method of accounting to record our net interests in VIEs where we have determined that we are not the primary beneficiary, which include Greenfield LP, a 50% partnership interest, Whitby, a 50% partnership interest and Calpine Receivables, a 100% membership interest. Our share of net income (loss) is calculated according to our equity ownership percentage or according to the terms of the applicable partnership agreement or limited liability company operating agreement. See Note 7 for further discussion of our VIEs and unconsolidated investments.
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

As of December 31, 2018	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
(in millions, except percentages)
Freestone Energy Center	75.0%	$379	$(167)	$1
Hidalgo Energy Center	78.5%	$251	$(114)	$4
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures included in our Consolidated Financial Statements. Actual results could differ from those estimates.
Fair Value of Financial Instruments and Derivatives
See Note 8 for disclosures regarding the fair value of our debt instruments and Note 9 for disclosures regarding the fair values of our derivative instruments and related margin deposits and certain of our cash balances.
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
We have concentrations of credit risk with a few of our wholesale counterparties and retail customers relating to our sales of power and steam and our hedging, optimization and trading activities. For example, our wholesale business currently has contracts with investor owned California utilities which could be affected should they be found liable for recent wildfires in California and, accordingly, incur substantial costs associated with the wildfires.
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. We currently have several power plants that provide energy and energy-related products to PG&E under PPAs, many of which have PG&E collateral posting requirements. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. We also currently have numerous other agreements with PG&E related to the operation of our power plants in Northern California, under which PG&E has continued to provide service since its bankruptcy filing. We cannot predict the ultimate outcome of this matter and continue to monitor the bankruptcy proceedings.

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
Restricted Cash
Certain of our debt agreements, lease agreements or other operating agreements require us to establish and maintain segregated cash accounts, the use of which is restricted, making these cash funds unavailable for general use. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent and major maintenance or with applicable regulatory requirements. Funds that can be used to satisfy obligations due during the next 12 months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on our Consolidated Balance Sheets.
The table below represents the components of our restricted cash as of December 31, 2018 and 2017 (in millions):

	2018			2017
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$13	$8	$21	$11	$8	$19
Construction/major maintenance	23	24	47	28	16	44
Security/project/insurance	120	—	120	92	—	92
Other	11	2	13	3	1	4
Total	$167	$34	$201	$134	$25	$159
Business Interruption Proceeds
We record business interruption insurance proceeds when they are realizable and recorded approximately $14 million, $27 million and $24 million of business interruption proceeds in operating revenues for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Collateral
We use margin deposits, prepayments and letters of credit as credit support with and from our counterparties and customers for commodity procurement and risk management activities. In addition, we have granted additional first priority liens on the assets previously subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility as collateral under certain of our power and natural gas agreements. These agreements qualify as “eligible commodity hedge agreements” under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. The first priority liens have been granted in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to our counterparties under such agreements. The counterparties under such agreements would share the benefits of the collateral subject to such first priority liens ratably with the lenders under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. Certain of our interest rate hedging instruments relate to hedges of certain of our project financings collateralized by first priority liens on the underlying assets. See Note 11 for a further discussion on our amounts and use of collateral.
Property, Plant and Equipment, Net
Property, plant, and equipment items are recorded at cost. We capitalize costs incurred in connection with the construction of power plants, the development of geothermal properties and the refurbishment of major turbine generator equipment. When capital improvements to leased power plants meet our capitalization criteria, they are capitalized as leasehold improvements and amortized over the shorter of the term of the lease or the economic life of the capital improvement. We expense maintenance when the service is performed for work that does not meet our capitalization criteria. Our current capital expenditures at our Geysers Assets are those incurred for proven reserves and reservoir replenishment (primarily water injection), pipeline and power generation assets and drilling of “development wells” as all drilling activity has been performed within the known boundaries of the steam reservoir. We have capitalized costs incurred during ownership consisting of additions, certain replacements or repairs when the repairs appreciably extend the life, increase the capacity or improve the efficiency or safety of the property. Such costs are expensed when they do not meet the above criteria. We purchased our Geysers Assets as a proven steam reservoir and all well costs, except well workovers and routine repairs and maintenance, have been capitalized since our purchase date.
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
During the first quarter of 2018, we altered the composition of our segments to report the results associated with our retail business as a separate segment. This change reflects the manner in which our segment information is presented internally to our chief operating decision maker associated with the strategic utilization of our retail business subsequent to the consummation of the Merger. Thus, beginning in the first quarter of 2018, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. As our goodwill resulted from the acquisition of our retail business over the last several years, our goodwill balance of $242 million was allocated to our Retail segment in connection with the change in segment presentation. We did not record any changes in the carrying amount of our goodwill during the year ended December 31, 2018. During the year ended December 31, 2017, we recorded goodwill of $49 million associated with our acquisition of North American Power and recorded $6 million in purchase price adjustments.
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
As of December 31, 2018 and 2017, the components of our intangible assets were as follows (in millions):

	2018	2017	Lives
Acquired contracts	$458	$458	0 – 9 Years
Customer relationships	445	445	7 – 14 Years
Trademark and trade name	40	40	15 Years
Other	88	88	17 – 23 Years
	1,031	1,031
Less: Accumulated amortization	619	519
Intangible assets, net	$412	$512
Amortization expense related to our intangible assets for the years ended December 31, 2018, 2017 and 2016 was $100 million, $175 million and $218 million, respectively.
The estimated aggregate amortization expense of our intangible assets for the next five years is as follows (in millions):

2019	$71
2020	$44
2021	$40
2022	$35
2023	$28
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
We test goodwill and all intangible assets not subject to amortization for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment at the reporting unit level, which is identified one level below the Company’s operating segments for which discrete financial information is available and management regularly reviews the operating results. We perform an annual impairment assessment in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.
For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we record an impairment loss equal to the difference not to exceed the goodwill balance assigned to the reporting unit. We did not record an impairment of our goodwill during the years ended December 31, 2018, 2017 and 2016.
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
On January 29, 2019, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility which both achieved commercial operations in 2013. As of December 31, 2018, our Consolidated Balance Sheet included net long-lived assets at Russell City Energy Center and Los Esteros Critical Energy Facility of approximately $676 million and $439 million, respectively, and non-recourse project finance debt at Russell City Energy Center and Los Esteros Critical Energy Facility of approximately $341 million and $163 million, respectively. A third party has a 25% noncontrolling interest in Russell City Energy Company, LLC, which owns and operates the Russell City Energy Center. Since the bankruptcy filing, we have received all material payments under both PPAs, either directly or through the application of collateral. We cannot predict whether the PPAs will be assumed through the bankruptcy proceeding, however, we believe that even if the contracts were not to be assumed, the undiscounted future cash flows of the power plants would exceed the carrying values of each of the facilities. We continue to monitor the bankruptcy proceedings for any changes in circumstances that would impact the carrying value of either power plant.
We recorded impairment losses of $10 million during the year ended December 31, 2018 related to scrapped power plant equipment in our East segment. We recorded impairment losses of $41 million during the year ended December 31, 2017 related to our South Point Energy Center in our West segment and turbine equipment in our Texas segment. We recorded impairment losses of $13 million during the year ended December 31, 2016 related to our South Point Energy Center in our West segment.

Asset Retirement Obligation
We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2018 and 2017, our asset retirement obligation liabilities were $63 million and $43 million, respectively, primarily relating to land leases upon which our power plants are built and the requirement that the property meet specific conditions upon its return.
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

•	mark-to-market revenues from derivative instruments as a result of our marketing, hedging, optimization and trading activities; and

•	sales of natural gas and other service revenues.
See Note 4 for further information related to our accounting for revenue from contracts with customers.
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

Leases — Revenue from contracts accounted for as operating leases, such as certain tolling agreements, with minimum lease rentals (capacity payments) which vary over time must be levelized. Generally, we levelize these contract revenues on a straight-line basis over the term of the contract. We apply lease accounting to contracts that meet the definition of a lease and accrual accounting treatment to those contracts that are either exempt from derivative accounting or do not meet the definition of a derivative instrument. The total contractual future minimum lease rentals for our contracts accounted for as operating leases at December 31, 2018, are as follows (in millions):

2019	$342
2020	261
2021	257
2022	224
2023	141
Thereafter	239
Total	$1,464
Accounting for Derivative Instruments
We enter into a variety of derivative instruments including both exchange traded and OTC power and natural gas forwards, options as well as instruments that settle on the power price to natural gas price relationships (Heat Rate swaps and options) and interest rate hedging instruments. We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for and are designated under the normal purchase normal sale exemption. Accounting for derivatives at fair value requires us to make estimates about future prices during periods for which price quotes may not be available from sources external to us, in which case we rely on internally developed price estimates. See Note 10 for further discussion on our accounting for derivatives.
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
We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. We reverse a previously recognized tax position in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. See Note 12 for a further discussion on our income taxes.
Stock-Based Compensation
Prior to the consummation of the Merger, we issued share-based awards to our non-union employees and the non-employee members of our Board of Directors. For our restricted stock and restricted stock units, we used our closing stock price on the date of grant, or the last trading day preceding the grant date for restricted stock granted on non-trading days, as the fair value for measuring compensation expense. We used the Black-Scholes option pricing model to estimate the fair value of our employee stock options on the grant date. Our performance share units were measured at fair value using a Monte Carlo simulation model at each reporting date until settlement. We included estimated forfeitures in the calculation of stock-based compensation expense. See Note 13 for a discussion of the treatment of the outstanding share-based awards to employees at the effective time of the Merger.
Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.     Upon retirement of treasury stock, the amounts in excess of par value are charged entirely to additional paid-in capital. Subsequent to the consummation of the Merger, we do not anticipate any treasury stock transactions. See Note 15 for a further discussion of treasury stock.
New Accounting Standards and Disclosure Requirements
Revenue Recognition — On January 1, 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The comprehensive new revenue recognition standard supersedes all pre-existing revenue recognition guidance. The core principle of Topic 606 is that a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures surrounding the recognition of revenue from contracts with customers. We adopted the new revenue recognition standards under Topic 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts continue to be reported in accordance with historical accounting standards. The adoption of Topic 606 resulted in no adjustment to our opening retained earnings as of January 1, 2018. There was no material effect to our revenues, results of operations or cash flows for the year ended December 31, 2018 from the adoption of Topic 606 and we do not expect the new revenue standard to have a material effect on our results of operations in future periods. See Note 4 for additional disclosures required by Topic 606.
Leases — In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases.” The comprehensive new lease standard will supersede all existing lease guidance. The standard requires that a lessee should recognize a right-to-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. Entities may make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For lessors, the accounting for leases remains substantially unchanged. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period and requires modified retrospective adoption with early adoption permitted. In January 2018, the FASB issued Accounting Standards Update 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” that allows an entity to not evaluate existing and expired land easements that were not previously accounted for as leases upon adoption of Accounting Standards Update 2016-02. Any land easements entered into prospectively or modified after adoption should be evaluated to assess whether they meet the definition of a lease. In July 2018, the FASB issued Accounting Standards Update 2018-10 “Codification Improvements to Topic 842, Leases” which clarifies, corrects or consolidates authoritative guidance issued in Accounting Standards

Update 2016-02 and is effective upon adoption of Accounting Standards Update 2016-02. Also in July 2018, the FASB issued Accounting Standards Update 2018-11 “Leases (Topic 842): Targeted Improvements” which provides a new transitional method to adopt the new leases standard and a practical expedient for lessors in applying the provisions of the new leases standard, which is effective upon adoption of Accounting Standards Update 2016-02. We will adopt the standards in the first quarter of 2019 and elect a number of the practical expedients in our implementation of the standards. The key change that will affect us relates to our accounting for operating leases for which we are the lessee that were historically off-balance sheet. The impact of adopting the standards will result in the recognition of a lease obligation liability of between $180 million and $200 million in our Consolidated Balance Sheet which will be largely offset by a right of use lease asset recognized on January 1, 2019. The implementation of the standards will not have a material effect on our Consolidated Statement of Operations. We are finalizing the evaluation of the effect of the additional recognition and disclosure requirements under the standards on our current processes and controls.
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

4.	Revenue from Contracts with Customers
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our revenue for the year ended December 31, 2018 by reportable segment (in millions). See Note 18 for a description of our segments.

	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$1,070	$1,500	$621	$1,857	$—	$5,048
Capacity	152	94	657	—	—	903
Revenues relating to physical or executory contracts – third party	$1,222	$1,594	$1,278	$1,857	$—	$5,951

Affiliate(1):	$30	$34	$89	$4	$(157)	$—

Revenues relating to leases and derivative instruments(2)						$3,561
Total operating revenues						$9,512
___________

(1)
Affiliate energy, other and capacity revenues reflect revenues on transactions between wholesale and retail affiliates excluding affiliate activity related to leases and derivative instruments. All such activity supports retail supply needs from the wholesale business and/or allows for collateral margin netting efficiencies at Calpine.

(2)
Revenues relating to contracts accounted for as leases and derivatives include energy and capacity revenues relating to PPAs that we are required to account for as operating leases and physical and financial commodity derivative contracts, primarily relating to power, natural gas and environmental products. Revenue related to derivative instruments includes revenue recorded in Commodity revenue and mark-to-market gain (loss) within our operating revenues on our Consolidated Statements of Operations.

For contracts that do not meet the requirements of a lease and either do not meet the definition of a derivative instrument or are exempt from derivative accounting, we have applied the new revenue recognition standard beginning in the first quarter of 2018. Under the new standard, the majority of our operating revenue continues to be recognized as the underlying commodity or service is delivered to our customers.
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

Capacity
Capacity revenues include fixed and variable capacity payments, which are based on generation volumes and include capacity payments received from RTO and ISO capacity auctions as well as contractual capacity under long-term PPAs. For these contracts, we have elected the practical expedient that allows us to recognize revenue in the amount to which we have the right to invoice to the extent we determine that we have a right to consideration in an amount that corresponds directly with the value provided to date. To the extent this practical expedient cannot be utilized, we will recognize revenue over time as the service is being provided to the customer.
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
Certain of our contracts include volumetric optionality based on our customer’s needs. The transaction price within these contracts are based on a stand-alone sale price of the good or service being provided and revenue is recognized based on our customer’s usage. On a monthly basis, revenue is recognized based on estimated or actual usage by our customer at the transaction price. To the extent estimated usage is used in the recognition of revenue, revenues are adjusted for actual usage once known; however, this adjustment is not material to the revenues recognized. Generally, we have applied the practical expedient that allows us to recognize revenue based on the invoiced amount for these contracts.
Changes in estimates for our contracts are not material and revisions to estimates are recognized when the amounts can be reasonably estimated. Unbilled retail sales are based upon estimates of customer usage since the date of the last meter reading provided by the ISOs or electric distribution companies by applying the estimated revenue per KWh by customer class to the estimated number of KWhs delivered but not yet billed. Estimated amounts are adjusted when actual usage is known and billed. During the year ended December 31, 2018, there were no significant changes to revenue amounts recognized in prior periods as a result of a change in estimates. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from our operating revenues.
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
Changes in accounts receivable relating to our customers is primarily due to the timing difference between payment and when the good or service is provided. During the year ended December 31, 2018, there were no significant changes in accounts receivable other than normal billing and collection transactions and there were no material credit or impairment losses recognized relating to accounts receivable balances associated with contracts with customers.
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
At December 31, 2018 and 2017, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at December 31, 2018 and 2017, was $14 million and $15 million, respectively. The revenue recognized during the year ended December 31, 2018, relating to the deferred revenue balance at the beginning of the period was $15 million and resulted from our performance under the customer contracts. The change in the deferred revenue balance during the year ended December 31, 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.

Contract Costs
For certain retail contracts, we incur third party incremental broker costs that are capitalized on our Consolidated Balance Sheets. Capitalized contract costs are amortized on a straight line basis over the term of the underlying sales contract to the extent the term extends beyond one year. Contract costs associated with sales contracts that are less than one year are expensed as incurred under a practical expedient.
At December 31, 2018 and 2017, the capitalized contract cost balance was not material. There were no impairment losses or changes in amortization during the year ended December 31, 2018 and amortization of contract costs during the year ended December 31, 2018 was immaterial.
Performance Obligations not yet Satisfied
As of December 31, 2018, we have entered into certain contracts for fixed and determinable amounts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $618 million, $508 million, $467 million, $201 million and $23 million that will be recognized during the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively, and $23 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

5.	Acquisitions and Divestitures
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
Acquisition of Calpine Solutions, formerly Noble Solutions
On December 1, 2016, through our indirect, wholly-owned subsidiaries Calpine Energy Services Holdco II, LLC and Calpine Energy Financial Holdings, LLC, we completed the purchase of Calpine Solutions, formerly Noble Solutions, along with a swap contract from Noble Americas Gas & Power Corp. and Noble Group Limited for approximately $800 million plus approximately $350 million of net working capital. We recovered approximately $250 million in cash subsequent to closing and recovered an additional approximately $200 million through collateral synergies and the runoff of acquired legacy hedges, substantially within the first year. Calpine Solutions is a commercial and industrial retail electricity provider with customers in 20 states in the U.S., including presence in California, Texas, the Mid-Atlantic and Northeast, where our wholesale power generation fleet is primarily concentrated. The acquisition of this large direct energy sales platform is consistent with our stated goal of getting closer to our end-use customers and expands our retail customer base, complementing our existing retail business while providing us a valuable sales channel for reaching a much greater portion of the load we seek to serve. We funded the acquisition with a combination of cash on hand and debt financing. The results of Calpine Solutions are reflected in our Retail segment.

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
We recorded goodwill of $162 million, all of which is deductible for tax purposes, in connection with the acquisition of Calpine Solutions which represent the excess of the purchase price over the fair values of Calpine Solution’s assets and liabilities. The goodwill acquired was allocated to our Retail segment. The purchase price allocation was finalized during the fourth quarter of 2017 which did not result in any material adjustments.
The revenue and earnings of Calpine Solutions since its acquisition on December 1, 2016 are not material to our Consolidated Statements of Operations for the year ended December 31, 2016.
The following table summarizes the unaudited pro forma operating revenues and net income attributable to Calpine for the periods presented as if Calpine Solutions was acquired on January 1, 2015. The unaudited pro forma information has been prepared by adding the preliminary, unaudited historical results of Calpine Solutions, as adjusted for amortization of intangible assets and acquired contracts (using the preliminary values assigned to the net assets acquired from Calpine Solutions disclosed above) and interest expense from our 2017 First Lien Term Loan which funded a portion of the purchase price, to our results for the periods indicated below (in millions).

2016
(Unaudited)
Operating revenues	$8,324
Net income attributable to Calpine	$105

Acquisition of Granite Ridge Energy Center
On February 5, 2016, we, through our indirect, wholly-owned subsidiary Calpine Granite Holdings, LLC, completed the purchase of Granite Ridge Energy Center, a power plant with a nameplate capacity of 745 MW (summer peaking capacity of 695 MW), from Granite Ridge Holdings, LLC, for approximately $500 million, excluding working capital and other adjustments. The addition of this modern, efficient, natural gas-fired, combined-cycle power plant increased capacity in our East segment, specifically the constrained New England market. Beginning operations in 2003, Granite Ridge Energy Center is located in Londonderry, New Hampshire and features two combustion turbines, two heat recovery steam generators and one steam turbine. We funded the acquisition with a combination of cash on hand and a portion of our 2023 First Lien Term Loans obtained in the fourth quarter of 2015, and the purchase price was primarily allocated to property, plant and equipment. The purchase price allocation was finalized during the first quarter of 2017 and did not result in any material adjustments or the recognition of goodwill. The pro forma incremental effect of Granite Ridge Energy Center on our results of operations for the year ended December 31, 2016 is not material.
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

6.	Property, Plant and Equipment, Net
As of December 31, 2018 and 2017, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	2018	2017	Depreciable Lives
Buildings, machinery and equipment	$16,400	$16,506	1.5 – 46 Years
Geothermal properties	1,501	1,494	13 – 58 Years
Other	286	236	3 – 46 Years
	18,187	18,236
Less: Accumulated depreciation	6,832	6,383
	11,355	11,853
Land	121	117
Construction in progress	966	754
Property, plant and equipment, net	$12,442	$12,724
Total depreciation expense, including amortization of capital lease assets, recorded for the years ended December 31, 2018, 2017 and 2016, was $684 million, $638 million and $628 million, respectively.

We have various debt instruments that are collateralized by our property, plant and equipment. See Note 8 for a discussion of such instruments.
Depreciable Lives — During the fourth quarter of 2017, we reviewed our accounting policies related to depreciation associated with our estimates of useful lives related to our componentized balance of plant parts. During the first quarter of 2018, we reviewed our accounting policies related to depreciation associated with our estimates of useful lives related to our rotable parts. As a result, the useful lives of our componentized balance of plant parts are now generally estimated to range from 6 to 25 years and the useful lives of our rotable parts are now generally estimated to range from 1.5 to 12 years. Our change in the estimated useful lives for componentized balance of plant parts and rotable parts is considered a change in accounting estimate and will result in changes to our depreciation expense prospectively. The change in estimate resulted in a (decrease) to our net income attributable to Calpine of $(24) million for the year ended December 31, 2018.
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
Capitalized Interest
The total amount of interest capitalized was $29 million, $26 million and $21 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the year ended December 31, 2018. We have the following types of VIEs consolidated in our financial statements:
Subsidiaries with Project Debt — All of our subsidiaries with project debt not guaranteed by Calpine have PPAs that provide financial support and are thus considered VIEs. We retain ownership and absorb the full risk of loss and potential for reward once the project debt is paid in full. Actions by the lender to assume control of collateral can occur only under limited circumstances such as upon the occurrence of an event of default. See Note 8 for further information regarding our project debt and Note 3 for information regarding our restricted cash balances.
Subsidiaries with PPAs — Certain of our majority owned subsidiaries have PPAs that limit the risk and reward of our ownership and thus constitute a VIE.
VIE with a Purchase Option — OMEC has a ten-year tolling agreement with SDG&E which commenced on October 3, 2009. Under a ground lease agreement, OMEC holds a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which is exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E, which will commence on October 3, 2019. The RA contract received initial regulatory approval by the California Public Utilities Commission (“CPUC”) on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC. While we have no way of predicting the outcome of the appeals process, we continue to evaluate alternatives.
OMEC will exercise the put before April 1, 2019. In the event that either the appeal of the RA contract decision is not decided or another alternative is not agreed to by the parties prior to October 3, 2019, OMEC expects to close on the put and transfer the Otay Mesa Energy Center to SDG&E for $280 million on or about October 3, 2019, which transaction could result in a write down of the carrying value of the asset.
On December 19, 2018, we refinanced the project debt associated with OMEC which lowered the aggregate debt balance to $220 million and extended the maturity to August 2024. In the event that the OMEC put option is exercised, the debt will become payable on November 3, 2019.
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

•
evaluate if an entity is a VIE and whether we are the primary beneficiary whenever any changes in facts and circumstances occur, such as contractual changes where the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of a VIE that most significantly affect the VIE’s economic performance or when there are other changes in the powers held by individual variable interest holders.

Noncontrolling Interest — We own a 75% interest in Russell City Energy Company, LLC, one of our VIEs, which is also 25% owned by a third party. We fully consolidate this entity in our Consolidated Financial Statements and account for the third party ownership interest as a noncontrolling interest.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 7,880 MW and 7,880 MW, at December 31, 2018 and 2017, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil, nil and $115 million for the years ended December 31, 2018, 2017 and 2016, respectively.
U.S. GAAP requires separate disclosure on the face of our Consolidated Balance Sheets of the significant assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE and the significant liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. In determining which assets of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where Calpine Corporation is substantially limited or prohibited from access to assets (primarily cash and cash equivalents, restricted cash and property, plant and equipment), and where our VIEs have project financing that prohibits the VIE from providing guarantees on the debt of others. In determining which liabilities of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where there are agreements that prohibit the debt holders of the VIEs from recourse to the general credit of Calpine Corporation and where the amounts are material to our financial statements.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Balance Sheets. At December 31, 2018 and 2017, our equity method investments included on our Consolidated Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of December 31, 2018	2018	2017
Greenfield LP	50%	$55	$92
Whitby	50%	15	6
Calpine Receivables	100%	6	8
Total investments in unconsolidated subsidiaries		$76	$106
Our risk of loss related to our investments in Greenfield LP and Whitby is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $44 million which consists of our notes receivable from Calpine Receivables at December 31, 2018, and our initial investment associated with Calpine Receivables. See Note 17 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Balance Sheets. On October 5, 2018, Greenfield LP refinanced and upsized its debt. At December 31, 2018 and 2017, Greenfield LP’s debt was approximately $301 million and $256 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $151 million and $128 million at December 31, 2018 and 2017, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the years ended December 31, 2018, 2017 and 2016, is recorded in (income) loss from unconsolidated subsidiaries. The following table sets forth details of our (income) loss from unconsolidated subsidiaries and distributions for the years indicated (in millions):

	(Income) loss from Unconsolidated Subsidiaries			Distributions
	2018	2017	2016	2018	2017	2016
Greenfield LP	$(11)	$(14)	$(10)	$48	$8	$8
Whitby	(15)	(10)	(14)	5	20	13
Calpine Receivables	2	2	—	—	—	—
Total	$(24)	$(22)	$(24)	$53	$28	$21
Inland Empire Energy Center Put and Call Options — We held a call option to purchase the Inland Empire Energy Center (a 775 MW natural gas-fired power plant located in California) at predetermined prices from GE that could be exercised between years 2017 and 2024. GE held a put option whereby they could require us to purchase the power plant, if certain plant performance criteria are met by 2025. On February 1, 2019, we entered into an agreement with GE which, among other things, terminated our call option and GE’s put option related to the Inland Empire Energy Center. As per this agreement, we will take ownership of the facility site and certain site infrastructure and equipment at a future date. We have determined that we are not the primary beneficiary of the Inland Empire power plant, and we do not consolidate it due to the fact that GE continues to direct the most significant activities of the power plant including operations and maintenance, and will continue in this capacity until the point that the facility site is transferred to Calpine.

8.	Debt
Our debt at December 31, 2018 and 2017, was as follows (in millions):

	2018	2017
Senior Unsecured Notes	$3,036	$3,417
First Lien Term Loans	2,976	2,995
First Lien Notes	2,400	2,396
Project financing, notes payable and other	1,264	1,498
CCFC Term Loan	974	984
Capital lease obligations	105	115
Corporate Revolving Facility	30	—
Subtotal	10,785	11,405
Less: Current maturities	637	225
Total long-term debt	$10,148	$11,180
Our debt agreements contain covenants which could permit lenders to accelerate the repayment of our debt by providing notice, the lapse of time, or both, if certain events of default remain uncured after any applicable grace period. We were in compliance with all of the covenants in our debt agreements at December 31, 2018.
Annual Debt Maturities
Contractual annual principal repayments or maturities of debt instruments as of December 31, 2018, are as follows (in millions):

2019	$642
2020	246
2021	259
2022	1,019
2023	2,535
Thereafter	6,217
Subtotal	10,918
Less: Debt issuance costs	112
Less: Discount	21
Total debt	$10,785
Senior Unsecured Notes
Our Senior Unsecured Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2018	2017	2018	2017
2023 Senior Unsecured Notes	$1,227	$1,239	5.6%	5.6%
2024 Senior Unsecured Notes	599	644	5.7	5.7
2025 Senior Unsecured Notes	1,210	1,534	6.0	6.0
Total Senior Unsecured Notes	$3,036	$3,417
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs.

During the year ended December 31, 2018, we repurchased $390 million in aggregate principal of our Senior Unsecured Notes for $355 million. In connection with the repurchases, we recorded approximately $35 million in gain on extinguishment of debt and recorded approximately $3 million in loss on extinguishment of debt associated with the write-off of debt issuance costs.

	Principal Repurchased	Cash Paid	Gain on Extinguishment of Debt
		(in million)
2023 Senior Unsecured Notes	$14	$13	$1
2024 Senior Unsecured Notes	46	42	4
2025 Senior Unsecured Notes	330	300	30
Total	$390	$355	$35
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
Our Senior Unsecured Notes are:

•	general unsecured obligations of Calpine;

•	rank equally in right of payment with all of Calpine’s existing and future senior indebtedness;

•	effectively subordinated to Calpine’s secured indebtedness to the extent of the value of the collateral securing such indebtedness;

•	structurally subordinated to any existing and future indebtedness and other liabilities of Calpine’s subsidiaries; and

•	senior in right of payment to any of Calpine’s subordinated indebtedness.
First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2018	2017	2018	2017
2019 First Lien Term Loan	$389	$389	4.9%	4.1%
2023 First Lien Term Loans	1,059	1,064	5.4	4.6
2024 First Lien Term Loan(2)	1,528	1,542	5.0	4.2
Total First Lien Term Loans	$2,976	$2,995
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.

(2)	Our 2024 First Lien Term Loan carries substantially similar terms as our 2023 First Lien Term Loans as discussed below.
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
On May 31, 2016, we entered into a $562 million first lien senior secured term loan which bears interest, at our option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Effective Rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar Rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the credit agreement), plus an applicable margin of 2.00%, or (ii) LIBOR plus 2.75% per annum (with no LIBOR floor) and matures on May 31, 2023. An aggregate amount equal to 0.25% of the aggregate principal amount of the 2023 First Lien Term Loans is payable at the end of each quarter with the remaining balance payable on the maturity date. We paid an upfront fee of an amount equal to 1.0% of the aggregate principal amount of the 2023 First Lien Term Loans, which is structured as original issue discount and recorded approximately $11 million in debt issuance costs during the second quarter of 2016 related to the issuance of this portion of our 2023 First Lien Term Loans. The 2023 First Lien Term Loans contains substantially similar covenants, qualifications, exceptions and limitations as other First Lien Term Loans and the First Lien Notes. We used the proceeds from this portion of our 2023 First Lien Term Loans and a portion of our 2026 First Lien Notes, discussed below, to repay portion of our First Lien Term Loans with maturity dates in 2019 and 2020 and recorded $15 million in loss on extinguishment of debt during the second quarter of 2016 associated with the repayment.
First Lien Notes
Our First Lien Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2018	2017	2018	2017
2022 First Lien Notes	$743	$741	6.4%	6.4%
2024 First Lien Notes	486	485	6.1	6.1
2026 First Lien Notes	1,171	1,170	5.5	5.5
Total First Lien Notes	$2,400	$2,396
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.
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
Subject to certain qualifications and exceptions, our First Lien Notes will, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional first lien indebtedness;

•	enter into certain types of commodity hedge agreements that can be secured by first lien collateral;

•	enter into sale and leaseback transactions;

•	create or incur liens; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries on a combined basis.
Project Financing, Notes Payable and Other
The components of our project financing, notes payable and other are (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2018	2017	2018	2017
Russell City due 2023	$341	$401	6.5%	6.4%
Steamboat due 2025	384	414	4.5	4.7
OMEC due 2024(2)	218	294	7.1	7.2
Los Esteros due 2023	163	191	4.7	5.3
Pasadena(3)	76	89	8.9	8.9
Bethpage Energy Center 3 due 2020-2025(4)	53	60	7.1	7.1
Other	29	49	—	—
Total	$1,264	$1,498
_____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.

(2)
On December 19, 2018, we refinanced the project debt associated with OMEC which lowered the aggregate debt balance to $220 million and extended the maturity to August 2024. In the event that the OMEC put option is exercised, the debt will become payable on November 3, 2019. See Note 7 for further information related to the OMEC put option.

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
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility. As a result of PG&E’s bankruptcy, we are currently unable to make distributions from our Russell City and Los Esteros projects in accordance with the terms of the project debt agreements associated with each related project. If PG&E does not seek to assume our PPAs through their bankruptcy proceedings, unless otherwise modified, we will incur an event of default under the Russell City and Los Esteros project debt agreements 180 days after the date of PG&E’s bankruptcy filing. We continue to monitor the bankruptcy proceedings and are assessing our options.
CCFC Term Loan
Our CCFC Term Loan is summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2018	2017	2018	2017
CCFC Term Loan	$974	$984	4.9%	4.6%
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.
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
An aggregate amount equal to 0.25% of the aggregate principal amount of the CCFC Term Loan will be payable at the end of each quarter commencing in March 2018, with the remaining balance payable on the maturity date (January 15, 2025). CCFC may elect from time to time to convert all or a portion of the CCFC Term Loan from LIBOR rate loans to Base Rate loans or vice versa. In addition, CCFC may at any time, and from time to time, prepay the CCFC Term Loan, in whole or in part, without premium or penalty, upon irrevocable notice to the Administrative Agent. Partial prepayments shall be in an aggregate minimum principal amount of $1 million, provided that any prepayment shall be first applied to any portion of the CCFC Term Loan that is designated as Base Rate loans and then LIBOR rate loans.
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
We utilized the proceeds received from a portion of our 2026 First Lien Notes (discussed above) and the CCFC Term Loan, together with operating cash on hand, to fully repay the CCFC Term Loans and recorded approximately $13 million in debt issuance costs during the fourth quarter of 2017. We recorded approximately $12 million in loss on extinguishment of debt associated with the repayment of our CCFC Term Loans during the fourth quarter of 2017.
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

Capital Lease Obligations
The following is a schedule by year of future minimum lease payments under capital leases and a failed sale-leaseback transaction related to our Pasadena Power Plant together with the present value of the net minimum lease payments as of December 31, 2018 (in millions):

	Sale-Leaseback Transaction(1)	Capital Lease	Total
2019	$21	$19	$40
2020	21	19	40
2021	21	17	38
2022	16	17	33
2023	6	21	27
Thereafter	20	72	92
Total minimum lease payments	105	165	270
Less: Amount representing interest	29	60	89
Present value of net minimum lease payments	$76	$105	$181
____________

(1)	Amounts are accounted for as a financing transaction under U.S. GAAP and are included in our project financing, notes payable and other amounts above.
The primary types of property leased by us are power plants and related equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The remaining lease terms range up to 33 years (including lease renewal options). Some of the lease agreements contain customary restrictions on dividends up to Calpine Corporation, additional debt and further encumbrances similar to those typically found in project financing agreements. At December 31, 2018 and 2017, the asset balances for the leased assets totaled approximately $715 million and $737 million with accumulated amortization of $353 million and $349 million, respectively. Amortization of assets under capital leases is recorded in depreciation and amortization expense on our Consolidated Statements of Operations. See Note 16 for discussion of capital leases guaranteed by Calpine Corporation.
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at December 31, 2018 and 2017 (in millions):

	2018	2017
Corporate Revolving Facility	$693	$629
CDHI	251	244
Various project financing facilities	228	196
Other corporate facilities	193	—
Total	$1,365	$1,069
Corporate Revolving Facility
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
The Corporate Revolving Facility does not contain any requirements for mandatory prepayments. However, we may voluntarily repay, in whole or in part, the Corporate Revolving Facility, together with any accrued but unpaid interest, with prior notice and without premium or penalty. Amounts repaid may be reborrowed, and we may also voluntarily reduce the commitments under the Corporate Revolving Facility without premium or penalty.
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
CDHI
We have a $300 million letter of credit facility related to CDHI. During the fourth quarter of 2017, we amended our CDHI letter of credit facility to extend the maturity to October 2, 2021. Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI letter of credit facility will be reduced to $125 million on June 30, 2019. The decrease in capacity will not have a material effect on our liquidity as alternative sources of liquidity are available.
Other corporate facilities
We have two unsecured letter of credit facilities with third party financial institutions totaling $200 million. One of the facilities, with commitments totaling $150 million, matures partially in June 2020 and fully by December 2020. The other facility, with commitments totaling $50 million, matures in June 2020.
Short Term Credit Facility
On April 11, 2018, we entered into a credit agreement which allowed us access to $300 million in aggregate available borrowings until August 31, 2018. We did not make any cash draws on the Short Term Credit Facility which we terminated on August 17, 2018.

Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at December 31, 2018 and 2017 (in millions):

	2018		2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$2,803	$3,036	$3,294	$3,417
First Lien Term Loans	2,877	2,976	3,043	2,995
First Lien Notes	2,299	2,400	2,437	2,396
Project financing, notes payable and other(1)	1,209	1,188	1,439	1,409
CCFC Term Loan	938	974	1,000	984
Corporate Revolving Facility	30	30	—	—
Total	$10,156	$10,604	$11,213	$11,201
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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

9.	Assets and Liabilities with Recurring Fair Value Measurements
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$168	$—	$—	$168
Commodity instruments:
Commodity exchange traded derivatives contracts	933	—	—	933
Commodity forward contracts(2)	—	338	212	550
Interest rate hedging instruments	—	40	—	40
Effect of netting and allocation of collateral(3)(4)	(933)	(262)	(26)	(1,221)
Total assets	$168	$116	$186	$470
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	932	—	—	932
Commodity forward contracts(2)	—	549	220	769
Interest rate hedging instruments	—	10	—	10
Effect of netting and allocation of collateral(3)(4)	(932)	(310)	(26)	(1,268)
Total liabilities	$—	$249	$194	$443

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$131	$—	$—	$131
Commodity instruments:
Commodity exchange traded derivatives contracts	746	—	—	746
Commodity forward contracts(2)	—	327	265	592
Interest rate hedging instruments	—	29	—	29
Effect of netting and allocation of collateral(3)(4)	(746)	(206)	(23)	(975)
Total assets	$131	$150	$242	$523
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	790	—	—	790
Commodity forward contracts(2)	—	461	68	529
Interest rate hedging instruments	—	34	—	34
Effect of netting and allocation of collateral(3)(4)	(790)	(224)	(23)	(1,037)
Total liabilities	$—	$271	$45	$316
___________

(1)
As of December 31, 2018 and 2017, we had cash equivalents of $23 million and $21 million included in cash and cash equivalents and $145 million and $110 million included in restricted cash, respectively.

(2)	Includes OTC swaps and options.

(3)
We offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation; therefore, amounts recognized for the right to reclaim, or the obligation to return, cash collateral are presented net with the corresponding derivative instrument fair values. See Note 10 for further discussion of our derivative instruments subject to master netting arrangements.

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $(1) million, $48 million and nil, respectively, at December 31, 2018. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $44 million, $18 million and nil, respectively, at December 31, 2017.

At December 31, 2018 and 2017, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at December 31, 2018 and 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$36	Discounted cash flow	Market price (per MWh)	$2.12 — $227.98/MWh
Power Congestion Products	$26	Discounted cash flow	Market price (per MWh)	$(11.71) — $11.88/MWh
Natural Gas Contracts	$(73)	Discounted cash flow	Market price (per MMBtu)	$0.75 — $8.87/MMBtu

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2017
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$149	Discounted cash flow	Market price (per MWh)	$4.13 — $119.20/MWh
Power Congestion Products	$11	Discounted cash flow	Market price (per MWh)	$(10.54) — $9.13/MWh
Natural Gas Contracts	$34	Discounted cash flow	Market price (per MMBtu)	$1.62 — $13.67/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Balance, beginning of period	$197	$416	$(46)
Realized and mark-to-market gains (losses):
Included in net income (loss):
Included in operating revenues(1)	(88)	32	(46)
Included in fuel and purchased energy expense(2)	(45)	50	7
Change in collateral	—	(17)	17
Purchases, issuances and settlements:
Purchases(3)	18	4	426
Issuances	(2)	(1)	—
Settlements	(86)	(179)	(21)
Transfers in and/or out of level 3(4):
Transfers into level 3(5)	—	(2)	4
Transfers out of level 3(6)	(2)	(106)	75
Balance, end of period	$(8)	$197	$416
Change in unrealized gains (losses) relating to instruments still held at end of period	$(133)	$82	$(39)
___________

(1)	For power contracts and other power-related products, included on our Consolidated Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Statements of Operations.

(3)	During December 2016, we had $421 million in purchases related to the acquisition of Calpine Solutions, formerly Noble Solutions.

(4)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 during the years ended December 31, 2018, 2017 and 2016.

(5)	We had nil and $(2) million in losses and $4 million in gains transferred out of level 2 into level 3 for the years ended December 31, 2018, 2017 and 2016, respectively.

(6)
We had $2 million and $104 million in gains and $(75) million in losses transferred out of level 3 into level 2 during the years ended December 31, 2018, 2017 and 2016, respectively, due to changes in market liquidity in various power markets and $2 million in gains transferred out of level 3 during the years ended December 31, 2017, to other assets following the election of the normal purchase normal sales exemption and the discontinuance of derivative accounting treatment as of the date of this election for certain commodity contracts.

10.	Derivative Instruments
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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for the years ended December 31, 2018, 2017 and 2016.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of December 31, 2018, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 7 years.
As of December 31, 2018 and 2017, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	2018	2017
Power (MWh)	(161)	(119)
Natural gas (MMBtu)	1,045	405
Environmental credits (Tonnes)	13	12
Interest rate hedging instruments	$4,500	$4,600
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of December 31, 2018, was $229 million for which we have posted collateral of $178 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $3 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.
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
Derivatives Included on Our Consolidated Balance Sheets
We offset fair value amounts associated with our derivative instruments and related cash collateral and margin deposits on our Consolidated Balance Sheets that are executed with the same counterparty under master netting arrangements. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the margining or settlement process. In some instances, we have also negotiated cross commodity netting rights which allow for the net presentation of activity with a given counterparty regardless of product purchased or sold. We also post and/or receive cash collateral in support of our derivative instruments which may also be subject to a master netting arrangement with the same counterparty.

The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Balance Sheets by location and hedge type at December 31, 2018 and 2017 (in millions):

	December 31, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amount Presented on the Consolidated Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$820	$(820)	$—
Commodity forward contracts	341	(229)	112
Interest rate hedging instruments	30	—	30
Total current derivative assets(2)	$1,191	$(1,049)	$142
Commodity exchange traded derivatives contracts	113	(113)	—
Commodity forward contracts	209	(59)	150
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(2)	$332	$(172)	$160
Total derivative assets	$1,523	$(1,221)	$302

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(764)	$764	$—
Commodity forward contracts	(576)	277	(299)
Interest rate hedging instruments	(4)	—	(4)
Total current derivative (liabilities)(2)	$(1,344)	$1,041	$(303)
Commodity exchange traded derivatives contracts	(168)	168	—
Commodity forward contracts	(193)	59	(134)
Interest rate hedging instruments	(6)	—	(6)
Total long-term derivative (liabilities)(2)	$(367)	$227	$(140)
Total derivative liabilities	$(1,711)	$1,268	$(443)
Net derivative assets (liabilities)	$(188)	$47	$(141)

	December 31, 2017
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amount Presented on the Consolidated Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$672	$(672)	$—
Commodity forward contracts	361	(194)	167
Interest rate hedging instruments	7	—	7
Total current derivative assets(3)	$1,040	$(866)	$174
Commodity exchange traded derivatives contracts	74	(74)	—
Commodity forward contracts	231	(32)	199
Interest rate hedging instruments	22	(3)	19
Total long-term derivative assets(3)	$327	$(109)	$218
Total derivative assets	$1,367	$(975)	$392

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(702)	$702	$—
Commodity forward contracts	(389)	209	(180)
Interest rate hedging instruments	(17)	—	(17)
Total current derivative (liabilities)(3)	$(1,108)	$911	$(197)
Commodity exchange traded derivatives contracts	(88)	88	—
Commodity forward contracts	(140)	35	(105)
Interest rate hedging instruments	(17)	3	(14)
Total long-term derivative (liabilities)(3)	$(245)	$126	$(119)
Total derivative liabilities	$(1,353)	$1,037	$(316)
Net derivative assets (liabilities)	$14	$62	$76
____________

(1)
At December 31, 2018 and 2017, we had $244 million and $155 million of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Balance Sheets primarily related to initial margin requirements.

(2)
At December 31, 2018, current and long-term derivative assets are shown net of collateral of $(58) million and $(8) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $49 million and $64 million, respectively.

(3)
At December 31, 2017, current and long-term derivative assets are shown net of collateral of $(8) million and $(2) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $52 million and $20 million, respectively.

	December 31, 2018		December 31, 2017
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$40	$10	$26	$31
Total derivatives designated as cash flow hedging instruments	$40	$10	$26	$31

Derivatives not designated as hedging instruments:
Commodity instruments	$262	$433	$366	$285
Total derivatives not designated as hedging instruments	$262	$433	$366	$285
Total derivatives	$302	$443	$392	$316

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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Realized gain (loss)(1)(2)
Commodity derivative instruments	$193	$7	$235
Total realized gain	$193	$7	$235

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$(208)	$(171)	$(1)
Interest rate hedging instruments	3	2	2
Total mark-to-market gain (loss)	$(205)	$(169)	$1
Total activity, net	$(12)	$(162)	$236
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(3)
In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	2018	2017	2016
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$(369)	$(69)	$109
Derivatives contracts included in fuel and purchased energy expense(2)(3)	354	(95)	125
Interest rate hedging instruments included in interest expense	3	2	2
Total activity, net	$(12)	$(162)	$236
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

Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2018	2017	2016	2018	2017	2016	Affected Line Item on the Consolidated Statements of Operations
Interest rate hedging instruments(1)(2)	$45	$21	$41	$(5)	$(43)	$(43)	Interest expense
Interest rate hedging instruments(1)(2)	1	5	—	(1)	(5)	—	Depreciation expense
Total	$46	$26	$41	$(6)	$(48)	$(43)
____________

(1)
We recorded a gain of $1 million on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the years ended December 31, 2018 and 2017. We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the year ended December 31, 2016.

(2)	We recorded income tax expense of $5 million, $6 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $34 million, $72 million and $90 million at December 31, 2018, 2017 and 2016, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $3 million, $6 million and $8 million at December 31, 2018, 2017 and 2016, respectively.

(4)
Includes losses of $1 million, nil and $3 million that were reclassified from AOCI to interest expense for the years ended December 31, 2018, 2017 and 2016, respectively, where the hedged transactions became probable of not occurring.

We estimate that pre-tax net gains of $11 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

11.	Use of Collateral
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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of December 31, 2018 and 2017 (in millions):

	2018	2017
Margin deposits(1)	$343	$221
Natural gas and power prepayments	31	23
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$374	$244

Letters of credit issued	$1,166	$885
First priority liens under power and natural gas agreements	92	102
First priority liens under interest rate hedging instruments	10	31
Total letters of credit and first priority liens with our counterparties	$1,268	$1,018

Margin deposits posted with us by our counterparties(1)(3)	$52	$4
Letters of credit posted with us by our counterparties	27	30
Total margin deposits and letters of credit posted with us by our counterparties	$79	$34
___________

(1)
We offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement for financial statement presentation; therefore, amounts recognized for the right to reclaim, or the obligation to return, cash collateral are presented net with the corresponding derivative instrument fair values. See Note 10 for further discussion of our derivative instruments subject to master netting arrangements.

(2)
At December 31, 2018 and 2017, $79 million and $64 million, respectively, were included in current and long-term derivative assets and liabilities, $286 million and $171 million, respectively, were included in margin deposits and other prepaid expense and $9 million and $9 million, respectively, were included in other assets on our Consolidated Balance Sheets.

(3)
At December 31, 2018 and 2017, $32 million and $2 million, respectively, were included in current and long-term derivative assets and liabilities and $20 million and $2 million, respectively, were included in other current liabilities on our Consolidated Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

12.	Income Taxes
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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” which allows a company up to one year to finalize and record the tax effects of the Act. We finalized the tax effect of the transition tax as of December 31, 2017 which did not have a material effect on our financial condition, results of operations or cash flows. During the year ended December 31, 2018, we finalized and recorded the remaining tax effects of the Act which did not have a material effect on our financial condition, results of operations or cash flows.

Income Tax Expense (Benefit)
The jurisdictional components of income from continuing operations before income tax expense (benefit), attributable to Calpine, for the years ended December 31, 2018, 2017 and 2016, are as follows (in millions):

	2018	2017	2016
U.S.	$47	$(358)	$116
International	27	27	24
Total	$74	$(331)	$140
The components of income tax expense from continuing operations for the years ended December 31, 2018, 2017 and 2016, consisted of the following (in millions):

	2018	2017	2016
Current:
Federal	$—	$(10)	$(10)
State	20	18	14
Foreign	(3)	(14)	1
Total current	17	(6)	5
Deferred:
Federal	(1)	5	10
State	(6)	6	27
Foreign	54	3	6
Total deferred	47	14	43
Total income tax expense	$64	$8	$48
For the years ended December 31, 2018, 2017 and 2016, our income tax rates did not bear a customary relationship to statutory income tax rates, primarily as a result of the effect of our NOLs, valuation allowances and state income taxes. A reconciliation of the federal statutory rate of 21% and, prior to 2018, 35% to our effective rate from continuing operations for the years ended December 31, 2018, 2017 and 2016, is as follows:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State tax expense, net of federal benefit	17.0	(6.0)	19.4
Change in tax rate of net deferred tax asset	—	(168.8)	—
Valuation allowances offsetting tax rate change	—	168.8	—
Valuation allowances against future tax benefits	(31.7)	(33.0)	(25.0)
Valuation allowance related to foreign taxes	(138.3)	0.5	(0.1)
Decrease in foreign NOL due to change in ownership	202.3	—	—
Distributions from foreign affiliates and foreign taxes	6.6	(2.0)	(0.6)
Change in unrecognized tax benefits	(8.0)	5.1	(0.1)
Disallowed compensation	7.7	(0.6)	0.9
Stock-based compensation	(1.5)	(0.9)	2.2
Equity earnings	1.4	(0.8)	2.0
Merger Related Fees/Expenses	12.7	—	—
Depletion in excess of basis	(4.0)	—	—
Other differences	1.3	0.3	0.6
Effective income tax rate	86.5%	(2.4)%	34.3%

Deferred Tax Assets and Liabilities
The components of deferred income taxes as of December 31, 2018 and 2017, are as follows (in millions):

	2018	2017
Deferred tax assets:
NOL and credit carryforwards	$1,595	$1,810
Taxes related to risk management activities and derivatives	7	20
Reorganization items and impairments	166	146
Other differences	101	28
Deferred tax assets before valuation allowance	1,869	2,004
Valuation allowance	(1,000)	(1,168)
Total deferred tax assets	869	836
Deferred tax liabilities:
Property, plant and equipment	(890)	(805)
Total deferred tax liabilities	(890)	(805)
Net deferred tax asset (liability)	(21)	31
Less: Non-current deferred tax liability	(22)	(28)
Deferred income tax asset, non-current	$1	$59
Intraperiod Tax Allocation — In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense (benefit) to continuing operations due to current OCI gains (losses) with an offsetting amount recognized in OCI. The intraperiod tax allocation included in continuing operations is $1 million, $6 million and nil for the years ended December 31, 2018, 2017 and 2016.
NOL Carryforwards — As of December 31, 2018, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $6.4 billion, which expire between 2024 and 2037, and NOL carryforwards in 26 states and the District of Columbia totaling approximately $3.3 billion, which expire between 2019 and 2038. Substantially all of the federal and state NOLs are offset with a full valuation allowance. Certain of the state NOL carryforwards may be subject to limitations on their annual usage. As a result of the ownership change associated with the Merger, our ability to utilize the NOL carryforwards will be limited. Additionally, our state NOLs available to offset future state income could materially decrease which would be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, the ownership change is not expected to have material adverse effect on our Consolidated Financial Statements.
As a result of the Merger, our Canadian NOLs, which comprised all of our foreign NOLs, are no longer available to us. This resulted in a decrease of approximately $58 million in the deferred tax asset and a related charge to deferred tax expense during the year ended December 31, 2018.
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
As of December 31, 2018, we have provided a valuation allowance of approximately $1.0 billion on certain federal and state tax jurisdiction deferred tax assets to reduce the amount of these assets to the extent necessary to result in an amount that is more likely than not to be realized. The net change in our valuation allowance was a decrease of $168 million for the year ended

December 31, 2018, primarily related to the loss of utilization of our foreign NOLs as a result of the Merger and to income generated in 2018. We had a reduction in our valuation allowance of $413 million and $56 million for the years ended December 31, 2017 and 2016, respectively, primarily related to income generated in these periods.
Deductions on Business Interest Expense — On November 26, 2018, the U.S. Treasury Department released proposed regulations which limit business interest expense deductions. The proposed regulations would be applicable for taxable years ending after the date on which the regulations become final. Companies have the discretion to apply the proposed regulations retroactively to taxable years beginning after December 31, 2017, but must apply all such rules on a consistent basis. We have not elected to apply the proposed regulations for the year ended December 31, 2018 and do not expect the application of the final regulations to have a material effect on our Consolidated Financial Statements.
Unrecognized Tax Benefits
At December 31, 2018, we had unrecognized tax benefits of $28 million. If recognized, $16 million of our unrecognized tax benefits could affect the annual effective tax rate and $12 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect to our effective tax rate. We had accrued interest and penalties of $2 million and $4 million for income tax matters at December 31, 2018 and 2017, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and recorded $(2) million, $(8) million and nil for the years ended December 31, 2018, 2017 and 2016, respectively. We believe that it is reasonably possible that a decrease within the range of nil and $1 million in unrecognized tax benefits could occur within the next twelve months primarily related to federal tax issues.
A reconciliation of the beginning and ending amounts of our unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, is as follows (in millions):

	2018	2017	2016
Balance, beginning of period	$(38)	$(59)	$(58)
Increases related to prior year tax positions	(7)	—	—
Decreases related to prior year tax positions	17	11	1
Increases related to current year tax positions	—	(2)	(2)
Decreases related to change in tax rate of net deferred tax asset	—	12	—
Balance, end of period	$(28)	$(38)	$(59)

13.	Stock-Based Compensation
Calpine Equity Incentive Plans
Prior to the effective date of the Merger on March 8, 2018, the Calpine Equity Incentive Plans provided for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. As a result of the Merger, the outstanding share-based awards were treated as follows during the first quarter of 2018:

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

The amount of cash transferred to repurchase the share-based awards associated with our equity classified share-based awards totaled $79 million and was recorded to additional paid-in capital on our Consolidated Balance Sheet for the year ended December 31, 2018. The amount of unrecognized compensation related to our equity classified share-based awards that we recognized in connection with the shortened service period associated with the completion of the Merger was $35 million for the year ended December 31, 2018, which did not include any incremental compensation cost as the amount paid did not exceed the fair value of the equity classified share-based awards at the effective time of the Merger. The total stock-based compensation expense for our equity classified share-based awards was $41 million, $36 million and $30 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The amount of cash transferred to repurchase the share-based awards associated with our liability classified share-based awards totaled $25 million and was recorded to the associated liability in other long-term liabilities on our Consolidated Balance Sheet for the year ended December 31, 2018. The amount of unrecognized compensation related to our liability classified share-based awards that we recognized in connection with the shortened implied service period associated with the completion of the Merger was $16 million for the year ended December 31, 2018. The total stock-based compensation expense for our liability classified share-based awards was $16 million, $6 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The total intrinsic value of our employee stock options exercised was $11 million, nil and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total cash proceeds received from our employee stock options exercised was nil, nil and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The total fair value of our restricted stock and restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was approximately $88 million, $23 million and $17 million, respectively.

14.	Defined Contribution and Defined Benefit Plans
We maintain two defined contribution savings plans that are intended to be tax exempt under Sections 401(a) and 501(a) of the IRC. Our non-union plan generally covers employees who are not covered by a collective bargaining agreement, and our union plan covers employees who are covered by a collective bargaining agreement. In 2018, we added an enhanced feature to our defined contribution plan for non-union employees consisting of a non-elective contribution for certain eligible employees who are active employees as of December 31st. We recorded expenses for these plans of approximately $20 million, $14 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively. Employer matching contributions are 100% of the first 5% of compensation a participant defers for the non-union plan. The employee deferral limit is 75% of eligible compensation under both plans.
We also maintain a defined benefit pension plan whereby retirement benefits are primarily a function of age attained, years of participation, years of service, vesting and level of compensation. Only approximately 3% of our employees are eligible to participate in a defined benefit pension plan. As of December 31, 2018 and 2017, there were approximately $19 million and $21 million in plan assets and approximately $27 million and $29 million in pension liabilities, respectively. Our net pension liability recorded on our Consolidated Balance Sheets as of December 31, 2018 and 2017, was approximately $8 million and $8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized net periodic benefit costs of approximately $1 million, $1 million and $2 million, respectively. Our net periodic benefit cost is included in operating and maintenance expense on our Consolidated Statements of Operations. As of December 31, 2018 and 2017, the total amount recognized in AOCI for actuarial losses related to pension obligation was approximately $4 million and $5 million, respectively.
In making our estimates of our pension obligation and related costs, we utilize discount rates, rates of compensation increases and rates of return on our assets that we believe are reasonable. Due to the relatively small size of our pension liability (which is not considered material), significant changes in these assumptions would not have a material effect on our pension liability. During 2018 and 2017, we made contributions of approximately $1 million and $2 million, respectively, and estimated contributions to the pension plan are expected to be approximately $4 million in 2018. Estimated future benefit payments to participants in each of the next five years are expected to be approximately $1 million in each year.

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
At the effective time of the Merger, each share of Calpine common stock outstanding as of immediately prior to the effective time of the Merger (excluding certain shares as described in the Merger Agreement) ceased to be outstanding and was converted into the right to receive $15.25 per share in cash or approximately $5.6 billion in total. Also at the effective time of the Merger, the common stock of Merger Sub became the new common stock of Calpine Corporation. See Notes 2 and 13 for a discussion of the Merger and treatment of the outstanding share-based awards to employees at the effective time of the Merger, respectively.

Common Stock
Our authorized common stock consists of 5,000 shares and 1.4 billion shares of Calpine Corporation common stock as of December 31, 2018 and 2017, respectively. Common stock issued as of December 31, 2018 and 2017, was 105.2 shares and 361,677,891 shares, respectively, at a par value of $0.001 per share. Common stock outstanding as of December 31, 2018 and 2017, was 105.2 shares and 360,516,091 shares, respectively. The table below summarizes our common stock activity for the years ended December 31, 2018, 2017 and 2016.

	Shares Issued	Shares Held in Treasury	Shares Outstanding
Balance, December 31, 2015	356,755,747	(93,743)	356,662,004
Shares issued under Calpine Equity Incentive Plans	2,871,366	(449,079)	2,422,287
Share repurchase program	—	(22,527)	(22,527)
Balance, December 31, 2016	359,627,113	(565,349)	359,061,764
Shares issued under Calpine Equity Incentive Plans	2,050,778	(596,451)	1,454,327
Balance, December 31, 2017	361,677,891	(1,161,800)	360,516,091
Shares issued under Calpine Equity Incentive Plans	355,805	(477,711)	(121,906)
Cancellation of Calpine Corporation common stock in accordance with the Merger Agreement	(362,033,696)	1,639,511	(360,394,185)
Conversion of Merger Sub common stock to Calpine Corporation common stock in accordance with the Merger Agreement	105.2	—	105.2
Balance, December 31, 2018	105.2	—	105.2
Treasury Stock
As of December 31, 2018 and 2017, we had treasury stock of nil shares and 1,161,800 shares, respectively, with a cost of nil and $15 million, respectively. Our treasury stock consists of shares repurchased as well as our common stock withheld to satisfy federal, state and local income tax withholding requirements for vested employee restricted stock awards and net share employee stock options exercises under the Equity Plan. All treasury stock was held at cost and retired at the effective time of the Merger in accordance with the Merger Agreement.

16.	Commitments and Contingencies
Long-Term Service Agreements
As of December 31, 2018, the total estimated commitments for LTSAs associated with turbines were approximately $243 million. These commitments are payable over the remaining terms of the respective agreements, which range from 1 to 19 years. LTSA future commitment estimates are based on the stated payment terms in the contracts at the time of execution. Certain of these agreements have terms that allow us to cancel the contracts for a fee. If we cancel such contracts, the estimated commitments remaining for LTSAs would be reduced. The minimum contractually obligated amount at December 31, 2018 associated with our LTSAs is $18 million.
Power Plant, Land and Other Operating Leases
We have entered into a long-term operating lease for one of our power plants, extending through February 1, 2020, which contains customary restrictions on dividends up to Calpine Corporation, additional debt and further encumbrances similar to those typically found in project finance agreements. Payments on our operating lease, which may contain escalation clauses or step rent provisions, are recognized on a straight-line basis. Certain capital improvements associated with our leased power plant may be deemed to be leasehold improvements and are amortized over the shorter of the term of the lease or the economic life of the capital improvement. We have also entered into various land and other operating leases for ground facilities and operations, which extend through 2068. Future minimum rent payments under these lease agreements, including renewal options and rent escalation clauses, are as follows (in millions):

	Initial Year	2019	2020	2021	2022	2023	Thereafter	Total
Land and other operating leases	various	$13	$13	$12	$10	$10	$174	$232
Power plant operating lease	2000	31	—	—	—	—	—	31
Total leases		$44	$13	$12	$10	$10	$174	$263
During the years ended December 31, 2018, 2017 and 2016, rent expense for power plant, land and other operating leases amounted to $43 million, $41 million and $38 million, respectively.
Production Royalties and Leases
We are obligated under numerous geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates or adjusted based on consumer price index changes and are not material. Under the terms of most geothermal leases, the royalties accrue as a percentage of power revenues. Certain properties also have net profits and overriding royalty interests that are in addition to the land base lease royalties. Some lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level. Production royalties for geothermal power plants for the years ended December 31, 2018, 2017 and 2016, were $26 million, $25 million and $22 million, respectively.
Office Leases
We lease our corporate and regional offices under noncancellable operating leases extending through 2025. Future minimum lease payments under these leases are as follows (in millions):

2019	$6
2020	6
2021	8
2022	8
2023	7
Thereafter	18
Total	$53
Lease payments are subject to adjustments for our pro rata portion of annual increases or decreases in building operating costs. During the years ended December 31, 2018, 2017 and 2016, rent expense for noncancelable operating leases was $10 million, $9 million and $9 million, respectively.
Commodity Purchases
We enter into commodity purchase contracts of various terms with third parties to supply fuel to our natural gas-fired power plants and power to our retail customers. The majority of our purchases are made in the spot market or under index-priced contracts. These contracts are accounted for as executory contracts and therefore not recognized as liabilities on our Consolidated Balance Sheet. At December 31, 2018, we had future commitments for the purchase, transportation, or storage of commodities as detailed below (in millions):

2019	$415
2020	172
2021	134
2022	101
2023	93
Thereafter	201
Total	$1,116

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
At December 31, 2018, guarantees of subsidiary debt, standby letters of credit and surety bonds to third parties and the guarantee under our Account Receivable Sales Program and their respective expiration dates were as follows (in millions):

Guarantee Commitments	2019	2020	2021	2022	2023	Thereafter	Total
Guarantee of subsidiary debt(1)	$30	$30	$29	$24	$14	$52	$179
Standby letters of credit(2)(3)(4)	1,321	6	—	—	38	—	1,365
Surety bonds(4)(5)(6)	12	7	—	—	—	76	95
Guarantee under Accounts Receivable Sales Program(7)	238	—	—	—	—	—	238
Total	$1,601	$43	$29	$24	$52	$128	$1,877
____________

(1)	Represents Calpine Corporation guarantees of certain power plant capital leases and related interest. All guaranteed capital leases are recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above represent those disclosed in Note 8.

(3)
Letters of credit are renewed annually and as such all amounts are reflected in the year of letter of credit expiration. The related commercial obligations extend for multiple years, therefore, renewal of the letter of credit will likely follow the term of the associated commercial obligation.

(4)	These are contingent off balance sheet obligations.

(5)	The majority of surety bonds do not have expiration or cancellation dates.

(6)	As of December 31, 2018, no cash collateral is outstanding related to these bonds.

(7)	Calpine has guaranteed the performance of Calpine Solutions under the Accounts Receivable Sales Program. The Accounts Receivable Sales Program expires on November 29, 2019.
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
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of December 31, 2018, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations.
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
Former Stockholder Appraisal Rights — After the Merger, we received demands for appraisal pursuant to Section 262 of the Delaware General Corporate Law from certain dissenting stockholders. In May and July 2018, we entered into settlement agreements which resolved the appraisal claims with the stockholders that demanded a statutory right to appraisal of their shares. In July 2018, one such dissenting stockholder filed a petition for appraisal in the Delaware Chancery Court, captioned Marble Holdings LLC v. Calpine Corporation, C.A. No. 2018-0492. The case was subsequently dismissed pursuant to settlement. As a result of the settlement agreements, we recorded a charge of approximately $52 million to other (income) expense, net on our Consolidated Statement of Operation during the year ended December 31, 2018.
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
Accounts Receivable Sales Program
On December 1, 2016, in conjunction with our acquisition of Calpine Solutions, we entered into the Accounts Receivable Sales Program which allows us to sell, at a discount, up to $250 million in certain trade accounts receivable, arising from the sale of power and natural gas, from Calpine Solutions to Calpine Receivables which in turn sells 100% of the receivables to an unaffiliated financial institution, subject to certain contractual limitations. The Accounts Receivable Sales Program expires on November 29, 2019. Calpine Solutions services the receivables sold in exchange for a servicing fee which was not material for the years ended December 31, 2018 and 2017. We are not the primary beneficiary of Calpine Receivables and, accordingly, do not consolidate this entity in our Consolidated Financial Statements. See Note 7 for a further discussion of our unconsolidated VIEs. Any portion of the purchase price for the sold receivables which is not paid in cash is recorded as a note receivable. The note receivable is recorded at fair value and does not materially differ from the carrying value of the trade accounts receivable held prior to sale due to the short-term nature of the receivables and high credit quality of the retail customers involved. Receivables sold under the Accounts Receivable Sales Program are accounted for as sales and excluded from accounts receivable on our Consolidated Balance Sheets and reflected as cash provided by operating activities on our Consolidated Statements of Cash Flows. Calpine has guaranteed the performance of Calpine Solutions under the Accounts Receivable Sales Program. See Note 16 for a further description of our guarantees.
Under the Accounts Receivable Sales Program, at December 31, 2018 and 2017, we had $238 million and $196 million, respectively, in trade accounts receivable outstanding that were sold under the Accounts Receivable Sales Program and $34 million and $26 million, respectively, in notes receivable which was recorded on our Consolidated Balance Sheets. We sold an aggregate of approximately $2.4 billion, $2.2 billion and $165 million in trade accounts receivable and recorded proceeds of approximately $2.3 billion, $2.2 billion and $165 million during the years ended December 31, 2018, 2017 and 2016, respectively. Any losses incurred on the sale of trade accounts receivable are recorded in other (income) expense, net on our Consolidated Statements of Operations which were not material during the years ended December 31, 2018, 2017 and 2016.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger which closed on March 8, 2018, also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. During the year ended December 31, 2018, we recorded $76 million and $12 million in Commodity revenue and Commodity expense, respectively, associated with Lyondell. At December 31, 2018 the related party receivables and payables associated with Lyondell were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. The terms of most of these contracts were negotiated prior to the Merger. At December 31, 2018, the related party receivables and payables associated with these transactions were immaterial.

18.	Segment and Significant Customer Information
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

Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions).

	Year Ended December 31, 2018
	Wholesale
	West	Texas	East	Retail	Consolidation and Elimination	Total
Total operating revenues(1)	$1,988	$2,860	$1,987	$3,976	$(1,299)	$9,512

Commodity Margin	$1,060	$646	$970	$357	$—	$3,033
Add: Mark-to-market commodity activity, net and other(2)	(165)	(197)	40	84	(32)	(270)
Less:
Operating and maintenance expense	348	272	269	163	(32)	1,020
Depreciation and amortization expense	269	237	180	53	—	739
General and other administrative expense	40	61	38	19	—	158
Other operating expenses	42	24	32	—	—	98
Impairment losses	—	—	10	—	—	10
(Income) from unconsolidated subsidiaries	—	—	(26)	2	—	(24)
Income (loss) from operations	196	(145)	507	204	—	762
Interest expense						617
(Gain) loss on extinguishment of debt and other (income) expense, net						53
Income before income taxes						$92

	Year Ended December 31, 2017
	Wholesale
	West	Texas	East	Retail	Consolidation and Elimination	Total
Total operating revenues(1)	$1,881	$2,342	$1,658	$3,797	$(926)	$8,752

Commodity Margin	$970	$552	$790	$396	$—	$2,708
Add: Mark-to-market commodity activity, net and other(2)	(19)	(174)	(62)	(10)	(29)	(294)
Less:
Operating and maintenance expense	361	308	302	138	(29)	1,080
Depreciation and amortization expense	240	208	201	75	—	724
General and other administrative expense	45	66	27	17	—	155
Other operating expenses	38	14	33	—	—	85
Impairment losses	28	13	—	—	—	41
(Gain) on sale of assets, net	—	—	(27)	—	—	(27)
(Income) from unconsolidated subsidiaries	—	—	(24)	2	—	(22)
Income (loss) from operations	239	(231)	216	154	—	378
Interest expense						621
Debt modification and extinguishment costs and other (income) expense, net						70
Loss before income taxes						$(313)

	Year Ended December 31, 2016
	Wholesale
	West	Texas	East	Retail	Consolidation and Elimination	Total
Total operating revenues(1)	$1,545	$2,145	$1,657	$1,520	$(151)	$6,716

Commodity Margin	$984	$543	$905	$172	$—	$2,604
Add: Mark-to-market commodity activity, net and other(2)	(11)	12	15	(62)	(29)	(75)
Less:
Operating and maintenance expense	355	298	312	41	(29)	977
Depreciation and amortization expense	224	205	214	19	—	662
General and other administrative expense	38	56	40	6	—	140
Other operating expenses	33	8	38	—	—	79
Impairment losses	13	—	—	—	—	13
(Gain) on sale of assets, net	—	—	(157)	—	—	(157)
(Income) from unconsolidated subsidiaries	—	—	(24)	—	—	(24)
Income (loss) from operations	310	(12)	497	44	—	839
Interest expense						631
Debt modification and extinguishment costs and other (income) expense, net						49
Income before income taxes						$159
__________

(1)
Includes intersegment revenues of $488 million, $324 million and $20 million in the West, $573 million, $361 million and $81 million in Texas, $234 million, $237 million and $48 million in the East and $4 million, $4 million, $2 million in Retail for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
Includes nil, $(8) million and $(2) million of lease levelization and $104 million, $178 million and $122 million of amortization expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Significant Customers
For the year ended December 31, 2018, 2017 and 2016, we had no significant customer that individually accounted for more than 10% of our annual consolidated revenues.

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

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in millions)
2018
Operating revenues	$2,354	$2,890	$2,259	$2,009
Income (loss) from operations	$105	$568	$417	$(328)
Net income (loss) attributable to Calpine	$(16)	$272	$352	$(598)

2017
Operating revenues	$1,801	$2,586	$2,084	$2,281
Income (loss) from operations	$(100)	$393	$13	$72
Net income (loss) attributable to Calpine	$(292)	$225	$(216)	$(56)

CALPINE CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Deductions(1)	Balance at End of Year
	(in millions)
Year Ended December 31, 2018
Allowance for doubtful accounts	$9	$5	$1	$(6)	$9
Deferred tax asset valuation allowance	1,168	(168)	—	—	1,000
Year Ended December 31, 2017
Allowance for doubtful accounts	$6	$4	$2	$(3)	$9
Deferred tax asset valuation allowance	1,581	(413)	—	—	1,168
Year Ended December 31, 2016
Allowance for doubtful accounts	$2	$4	$—	$—	$6
Deferred tax asset valuation allowance	1,637	(56)	—	—	1,581
____________
(1)    Represents write-offs of accounts considered to be uncollectible and previously reserved.