Form 10-Q
period 2019-03-31
CALPINE CORP
filed 2019-05-10
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.2 shares of common stock, par value $0.001, were outstanding as of May 10, 2019, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

i

DEFINITIONS
As used in this report for the quarter ended March 31, 2019 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION

2018 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019

2019 First Lien Term Loan
The $400 million first lien senior secured term loan, dated February 3, 2017, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and MUFG Union Bank, N.A., as collateral agent, repaid on April 5, 2019

2022 First Lien Notes	The $750 million aggregate principal amount of 6.0% senior secured notes due 2022, issued October 31, 2013

2023 First Lien Term Loans
The $550 million first lien senior secured term loan, dated December 15, 2015, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent, repaid on April 5, 2019, and the $562 million first lien senior secured term loan, dated May 31, 2016, among Calpine Corporation, as borrower, the lenders party thereto, Citibank, N.A., as administrative agent and MUFG Union Bank, N.A., as collateral agent

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

2026 First Lien Notes
Collectively, the $625 million aggregate principal amount of 5.25% senior secured notes due 2026, issued May 31, 2016, and the $560 million aggregate principal amount of 5.25% senior secured notes due 2026, issued on December 15, 2017

2026 First Lien Term Loan
The $950 million first lien senior secured term loan, dated April 5, 2019, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and MUFG Union Bank, N.A., as collateral agent

Accounts Receivable Sales Program
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
Calpine Energy Solutions, LLC, an indirect, wholly-owned subsidiary of Calpine, which is a supplier of power to commercial and industrial retail customers in the United States with customers in 20 states, including presence in California, Texas, the Mid-Atlantic and the Northeast

CCFC	Calpine Construction Finance Company, L.P., an indirect, wholly-owned subsidiary of Calpine

CCFC Term Loan
The $1.0 billion first lien senior secured term loan entered into on December 15, 2017 among CCFC as borrower, the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent

CDHI	Calpine Development Holdings, Inc., an indirect, wholly-owned subsidiary of Calpine

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

Corporate Revolving Facility
The approximately $2.02 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, as amended on June 27, 2013, July 30, 2014, February 8, 2016, December 1, 2016, September 15, 2017, October 20, 2017, March 8, 2018, May 18, 2018 and April 5, 2019 among Calpine Corporation, the Bank of Tokyo-Mitsubishi UFJ, Ltd., as successor administrative agent, MUFG Union Bank, N.A., as successor collateral agent, the lenders party thereto and the other parties thereto

CPN Management	CPN Management, LP, which owns 100% of the common stock of Calpine Corporation

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

ABBREVIATION	DEFINITION

FASB	Financial Accounting Standards Board

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2024 First Lien Notes and the 2026 First Lien Notes

First Lien Term Loans	Collectively, the 2019 First Lien Term Loan, the 2023 First Lien Term Loans, the 2024 First Lien Term Loan and the 2026 First Lien Term Loan

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

•
Present and possible future claims, litigation and enforcement actions that may arise from noncompliance with market rules promulgated by the SEC, Commodity Futures Trading Commission, FERC and other regulatory bodies; and

•	Other risks identified in this Report, in our 2018 Form 10-K and in other reports filed by us with the SEC.

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

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating revenues:
Commodity revenue	$2,538	$2,396
Mark-to-market gain (loss)	56	(391)
Other revenue	5	4
Operating revenues	2,599	2,009
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,758	1,790
Mark-to-market (gain) loss	10	(20)
Fuel and purchased energy expense	1,768	1,770
Operating and maintenance expense	239	275
Depreciation and amortization expense	174	201
General and other administrative expense	32	60
Other operating expenses	34	37
Total operating expenses	2,247	2,343
(Income) from unconsolidated subsidiaries	(6)	(6)
Income (loss) from operations	358	(328)
Interest expense	149	151
Gain on extinguishment of debt	(4)	—
Other (income) expense, net	23	7
Income (loss) before income taxes	190	(486)
Income tax expense	10	108
Net income (loss)	180	(594)
Net income attributable to the noncontrolling interest	(5)	(4)
Net income (loss) attributable to Calpine	$175	$(598)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income (loss)	$180	$(594)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	(23)	48
Reclassification adjustment for (gain) loss on cash flow hedges realized in net income (loss)	(2)	7
Foreign currency translation gain (loss)	2	(6)
Income tax expense	—	(11)
Other comprehensive income (loss)	(23)	38
Comprehensive income (loss)	157	(556)
Comprehensive (income) attributable to the noncontrolling interest	(5)	(6)
Comprehensive income (loss) attributable to Calpine	$152	$(562)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2019	2018
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($35 and $43 attributable to VIEs)	$184	$205
Accounts receivable, net of allowance of $6 and $9	794	1,022
Inventories	515	525
Margin deposits and other prepaid expense	380	315
Restricted cash, current ($187 and $90 attributable to VIEs)	265	167
Derivative assets, current	136	142
Current assets held for sale	372	—
Other current assets	51	43
Total current assets	2,697	2,419
Property, plant and equipment, net ($3,902 and $3,919 attributable to VIEs)	12,048	12,442
Restricted cash, net of current portion ($37 and $33 attributable to VIEs)	69	34
Investments in unconsolidated subsidiaries	67	76
Long-term derivative assets	165	160
Goodwill	242	242
Intangible assets, net	391	412
Other assets ($98 and $30 attributable to VIEs)	472	277
Total assets	$16,151	$16,062
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$720	$958
Accrued interest payable	120	96
Debt, current portion ($211 and $201 attributable to VIEs)	258	637
Derivative liabilities, current	224	303
Current liabilitites held for sale	25	—
Other current liabilities ($126 and $36 attributable to VIEs)	518	489
Total current liabilities	1,865	2,483
Debt, net of current portion ($1,925 and $1,978 attributable to VIEs)	10,533	10,148
Long-term derivative liabilities	113	140
Other long-term liabilities ($74 and $36 attributable to VIEs)	427	235
Total liabilities	12,938	13,006

Commitments and contingencies (see Note 11)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 5,000 shares, 105.2 shares issued and outstanding	—	—
Additional paid-in capital	9,584	9,582
Accumulated deficit	(6,367)	(6,542)
Accumulated other comprehensive loss	(100)	(77)
Total Calpine stockholder’s equity	3,117	2,963
Noncontrolling interest	96	93
Total stockholder’s equity	3,213	3,056
Total liabilities and stockholder’s equity	$16,151	$16,062

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Three Months Ended March 2019 and 2018
(Unaudited)
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2018	$—	$—	$9,582	$(6,542)	$(77)	$93	$3,056
Net income	—	—	—	175	—	5	180
Other comprehensive loss	—	—	—	—	(23)	—	(23)
Other	—	—	2	—	—	(2)	—
Balance, March 31, 2019	$—	$—	$9,584	$(6,367)	$(100)	$96	$3,213

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(100)	—	—	—	(78)
Dividends	—	—	(20)	—	—	—	(20)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	—	(598)	—	4	(594)
Other comprehensive income	—	—	—	—	36	2	38
Balance, March 31, 2018	$—	$—	$9,582	$(7,150)	$(70)	$85	$2,447

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$180	$(594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization(1)	199	223
Gain on extinguishment of debt	(4)	—
Deferred income taxes	7	69
Mark-to-market activity, net	(45)	369
(Income) from unconsolidated subsidiaries	(6)	(6)
Return on investments from unconsolidated subsidiaries	11	3
Stock-based compensation expense	—	57
Other	19	6
Change in operating assets and liabilities:
Accounts receivable	228	164
Accounts payable	(229)	(77)
Margin deposits and other prepaid expense	(65)	(72)
Other assets and liabilities, net	27	(107)
Derivative instruments, net	(81)	(150)
Net cash provided by (used in) operating activities	241	(115)
Cash flows from investing activities:
Purchases of property, plant and equipment	(143)	(114)
Other	(9)	(1)
Net cash used in investing activities	(152)	(115)
Cash flows from financing activities:
Repayment of CCFC Term Loan and First Lien Term Loans	(10)	(10)
Repurchases of Senior Unsecured Notes	(44)	—
Borrowings under Corporate Revolving Facility	170	325
Repayments of Corporate Revolving Facility	(50)	—
Repayments of project financing, notes payable and other	(43)	(43)
Distribution to noncontrolling interest holder	—	(2)
Financing costs	—	(6)
Stock repurchases	—	(79)
Shares repurchased for tax withholding on stock-based awards	—	(7)
Dividends paid(2)	—	(20)
Net cash provided by financing activities	23	158
Net increase (decrease) in cash, cash equivalents and restricted cash	112	(72)
Cash, cash equivalents and restricted cash, beginning of period	406	443
Cash, cash equivalents and restricted cash, end of period(3)	$518	$371

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$115	$110
Income taxes	$—	$4

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in account payable	$13	$(6)
Plant tax settlement offset in prepaid assets	$(4)	$—
Asset retirement obligation adjustment offset in operating activities	$(13)	$—
Garrison Energy Center and RockGen Energy Center property, plant and equipment, net, classified as current assets held for sale	$(363)	$—
Garrison Energy Center capital lease liability classified as current liabilities held for sale	$22	$—
____________

(1)
Includes amortization recorded in Commodity revenue and Commodity expense associated with intangible assets and amortization recorded in interest expense associated with debt issuance costs and discounts.

(2)	Subsequent to the consummation of the Merger on March 8, 2018, we paid certain Merger-related costs incurred by CPN Management, our direct parent.

(3)	Our cash and cash equivalents, restricted cash, current and restricted cash, net of current portion are stated as separate line items on our Consolidated Condensed Balance Sheets.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2019
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
Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2018, included in our 2018 Form 10-K. The results for interim periods are not indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues and expenses, timing of major maintenance expense, variations resulting from the application of the method to calculate the provision for income tax for interim periods, volatility of commodity prices and mark-to-market gains and losses from commodity and interest rate derivative contracts.
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

The table below represents the components of our restricted cash as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019			December 31, 2018
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$17	$7	$24	$13	$8	$21
Construction/major maintenance	24	29	53	23	24	47
Security/project/insurance	203	31	234	120	—	120
Other	21	2	23	11	2	13
Total	$265	$69	$334	$167	$34	$201
Property, Plant and Equipment, Net — At March 31, 2019 and December 31, 2018, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2019	December 31, 2018	Depreciable Lives
Buildings, machinery and equipment	$16,538	$16,400	1.5	–	50	Years
Geothermal properties	1,503	1,501	13	–	58	Years
Other	264	286	3	–	50	Years
	18,305	18,187
Less: Accumulated depreciation	6,764	6,832
	11,541	11,355
Land	121	121
Construction in progress	386	966
Property, plant and equipment, net	$12,048	$12,442
Capitalized Interest — The total amount of interest capitalized was $7 million and $7 million during the three months ended March 31, 2019 and 2018, respectively.
Goodwill — We have not recorded any impairment losses or changes in the carrying amount of our goodwill during the three months ended March 31, 2019 and 2018.
New Accounting Standards and Disclosure Requirements
Leases — On January 1, 2019, we adopted Accounting Standards Update 2016-02, “Leases” (“Topic 842”). The comprehensive new lease standard superseded all existing lease guidance. The standard requires that a lessee should recognize a right-of-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. For lessors, the accounting for leases under Topic 842 remained substantially unchanged. The standard also requires expanded disclosures surrounding leases. We adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in our implementation of Topic 842. The key change that affected us relates to our accounting for operating leases for which we are the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset and lease obligation liability of $191 million on our Consolidated Condensed Balance Sheet on January 1, 2019, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on our Consolidated Condensed Statement of Operations or Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2019. See Note 3 for a discussion of the practical expedients we elected and additional disclosures required by Topic 842.
Derivatives and Hedging — In August 2017, the FASB issued Accounting Standards Update 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The standard better aligns an entity’s hedging activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The standard will prospectively make hedge accounting easier to apply to hedging activities and also enhances disclosure requirements for how hedge transactions are reflected in the financial statements when hedge accounting is elected. We adopted Accounting Standards Update 2017-12 in the first quarter of 2019 which did not have a material effect on our financial condition, results of operations or cash flows.

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
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our revenue for the three months ended March 31, 2019 and 2018 by reportable segment (in millions). See Note 13 for a description of our segments.

	Three Months Ended March 31, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$292	$302	$203	$412	$—	$1,209
Capacity	35	32	177	—	—	244
Revenues relating to physical or executory contracts – third party	$327	$334	$380	$412	$—	$1,453

Affiliate(1):	$11	$14	$27	$3	$(55)	$—

Revenues relating to leases and derivative instruments(2)						$1,146
Total operating revenues						$2,599

	Three Months Ended March 31, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$199	$304	$132	$443	$—	$1,078
Capacity	19	26	149	—	—	194
Revenues relating to physical or executory contracts – third party	$218	$330	$281	$443	$—	$1,272

Affiliate(1):	$8	$4	$21	$1	$(34)	$—

Revenues relating to leases and derivative instruments(2)						$737
Total operating revenues						$2,009
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
Performance Obligations and Contract Balances
At March 31, 2019 and December 31, 2018, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at March 31, 2019 and December 31, 2018 was $19 million and $14 million, respectively. The revenue recognized during the three months ended March 31, 2019 and 2018, relating to the deferred revenue balance at the beginning of each period was $2 million and $5 million, respectively, and resulted from our performance under the customer contracts. The change in the deferred revenue balance during the three months ended March 31, 2019 and 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.
Performance Obligations not yet Satisfied
As of March 31, 2019, we have entered into certain contracts for fixed and determinable amounts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $430 million, $492 million, $441 million, $223 million and $47 million that will be recognized during the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively, and $25 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

3.	Leases
Accounting for Leases – Lessee
We evaluate contracts for lease accounting at contract inception and assess lease classification at the lease commencement date. For our leases, we recognize a right-of-use asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. For our operating leases, the amortization of the right-of-use asset and the accretion of our lease obligation liability result in a single straight-line expense recognized over the lease term.
We determine the discount rate associated with our operating and finance leases using our incremental borrowing rate at lease commencement. For our operating leases, we use an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Factors management considers in the calculation of the discount rate include the amount of the borrowing, the lease term including options that are reasonably certain of exercise, the current interest rate environment and the credit rating of the entity. For our finance leases, we use the interest rate commensurate with the interest rate for a project finance borrowing arrangement with a similar collateral package, repayment terms, restrictive covenants and guarantees.
Our operating leases are primarily related to office space for our corporate and regional offices as well as land and operating related leases for our power plants. Additionally, one of our power plants is accounted for as a long-term operating lease. Payments made by Calpine on this lease are recognized on a straight-line basis with capital improvements associated with our leased power plant deemed leasehold improvements that are amortized over the shorter of the term of the lease or the economic life of the capital improvement. Several of our leases contain renewal options held by us to extend the lease term. The inclusion of these renewal periods in the lease term and in the minimum lease payments included in our lease liabilities is dependent on specific facts and circumstances for each lease and whether it is determined to be reasonably certain that we will exercise our option to extend the term. Our office, land and other operating leases do not contain any material restrictive covenants or residual value guarantees.
We have entered into finance leases for certain power plants and related equipment with terms that range up to 37 years (including lease renewal options). The finance leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property.
In connection with our adoption of Topic 842 on January 1, 2019, we elected certain practical expedients that were available under the new lease standards including:

•	we elected not to separate lease and nonlease components for our current classes of underlying leased assets as the lessee;

•	we did not evaluate existing and expired land easements that were not previously accounted for as leases prior to January 1, 2019; and

•
we did not reassess the classification of leases, the accounting for initial direct costs or whether contractual arrangements contained a lease for all contracts that expired or commenced prior to January 1, 2019.

Further, upon the adoption of Topic 842, we made an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. We do not have any material subleases associated with our operating and finance leases.
The components of our operating and finance lease expense are as follows for the period presented (in millions):

Three Months Ended March 31,
2019
Operating Leases
Operating lease expense	$11

Finance Leases
Amortization of the right-of-use assets	$3
Interest expense	2
Finance lease expense	$5

Variable lease expense	$1

Total lease expense	$17
The following is a schedule by year of future minimum lease payments associated with our operating and finance leases together with the present value of the net minimum lease payments as of March 31, 2019 (in millions):

	Operating Leases(1)	Finance Leases(2)
2019	$44	$12
2020	19	18
2021	19	18
2022	18	18
2023	17	21
Thereafter	191	72
Total minimum lease payments	308	159
Less: Amount representing interest	105	58
Total lease obligation	203	101
Less: current lease obligation	40	11
Long-term lease obligation	$163	$90
____________

(1)	The lease liabilities associated with our operating leases as of March 31, 2019 are included in other current liabilities and other long-term liabilities on our Consolidated Condensed Balance Sheet.

(2)
The lease liabilities associated with our finance leases as of March 31, 2019 are included in debt, current portion, current liabilities held for sale and debt, net of current portion on our Consolidated Condensed Balance Sheet.

Supplemental balance sheet information related to our operating and finance leases is as follows as of March 31, 2019 (in millions, except lease term and discount rate):

March 31, 2019
Operating leases(1)
Right-of-use assets associated with operating leases	$182

Finance leases(2)
Property, plant and equipment, gross	$390
Accumulated amortization	(177)
Property, plant and equipment, net	$213

Weighted average remaining lease term (in years)
Operating leases	15.7
Finance leases	12.1

Weighted average discount rate
Operating leases	5.3%
Finance leases	7.5%
____________

(1)	The right-of-use assets associated with our operating leases as of March 31, 2019 are included in other assets on our Consolidated Condensed Balance Sheet.

(2)
The right-of-use assets associated with our finance leases as of March 31, 2019 are included in current assets held for sale and property, plant and equipment, net on our Consolidated Condensed Balance Sheet.

We did not obtain any right-of-use assets in exchange for lease liabilities associated with operating or finance leases during the three months ended March 31, 2019. Supplemental cash flow information related to our operating and finance leases is as follows for the period presented (in millions):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$5
As of March 31, 2019, we have executed agreements that contain a lease with a future lease commencement date and future lease commitments of $1 million primarily related to an office lease which commences in September 2019.
Accounting for Leases – Lessor
We apply lease accounting to PPAs that meet the definition of a lease and determine lease classification treatment at commencement of the agreement. We currently do not have any contracts which are accounted for as sales-type leases or direct financing leases and all of our leases as the lessor are classified as operating leases. As part of the implementation of Topic 842, we elected the practical expedient to not reassess leases that have commenced prior to January 1, 2019.
Revenue from contracts accounted for as operating leases, such as certain tolling agreements, with minimum lease rentals (capacity payments) which vary over time must be levelized. Generally, we levelize these contract revenues on a straight-line basis over the term of the contract. Our operating leases that have commenced contain terms extending through December 2034. These contracts also generally contain variable payment components based on generation volumes or operating efficiency over a period of time. Revenues associated with the variable payments are recognized over time as the goods or services are provided to the lessee. Our operating leases generally do not contain renewal or purchase options or residual value guarantees. We have elected to not separate our lease and non-lease components as the lease components reflect the predominant characteristics of these agreements.

Revenue recognized related to fixed lease payments on our operating leases for the period presented is as follows (in millions):

Three Months Ended March 31,
2019
Operating Leases(1)
Fixed lease payments	$69
____________

(1)	Revenues associated with our operating leases are included in Commodity revenue and other revenue on our Consolidated Condensed Statement of Operations.
The total contractual future minimum lease rentals for our contracts that have commenced and are accounted for as operating leases at March 31, 2019, are as follows (in millions):

2019	$276
2020	265
2021	261
2022	226
2023	144
Thereafter	277
Total	$1,449
We do not recognize lease receivables associated with our operating leases as the long-lived assets related to the power plants subject to the tolling contracts are recorded on our Consolidated Condensed Balance Sheets and are being depreciated over their estimated useful lives. Amounts recorded on our Consolidated Condensed Balance Sheet associated with the long-lived assets subject to our operating leases as of March 31, 2019 are as follows (in millions):

March 31, 2019
Power plants subject to tolling contracts accounted for as operating leases
Property, plant and equipment, gross	$3,055
Accumulated depreciation	(880)
Property, plant and equipment, net	$2,175
We also record lease levelization assets and liabilities for any difference between the timing of the contractual payments made related to our tolling contracts and revenue recognized on a straight-line basis. These balances are included in current and long-term assets and liabilities on our Consolidated Condensed Balance Sheet.

Disclosures for periods prior to the adoption of Topic 842
Lessee
The following is a schedule by year of future minimum lease payments under operating and capital leases as of December 31, 2018 (in millions):

	Operating Leases	Capital Leases(1)
2019	$50	$40
2020	19	40
2021	20	38
2022	18	33
2023	17	27
Thereafter	192	92
Total minimum lease payments	$316	270
Less: Amount representing interest		89
Present value of net minimum lease payments		$181
____________

(1)	Includes a failed sale-leaseback transaction related to our Pasadena Power Plant.
At December 31, 2018, the asset balance for our assets under capital leases totaled approximately $715 million with accumulated amortization of $353 million.
Lessor
The total contractual future minimum lease rentals for our contracts accounted for as operating leases at December 31, 2018, are as follows (in millions):

2019	$342
2020	261
2021	257
2022	224
2023	141
Thereafter	239
Total	$1,464

4.	Divestitures
Sale of Garrison Energy Center and RockGen Energy Center
On April 8, 2019, we, through our indirect, wholly-owned subsidiaries Calpine Holdings, LLC and Calpine Northbrook Project Holdings, LLC, entered into an agreement with Cobalt Power, L.L.C. to sell 100% of our ownership interests in Garrison Energy Center LLC (“Garrison”) and RockGen Energy LLC (“RockGen”) for approximately $360 million, subject to certain working capital adjustments and the execution of contracts. Garrison is an indirect, wholly-owned subsidiary that owns the Garrison Energy Center, a 309 MW natural gas-fired, combined-cycle power plant located in Dover, Delaware and RockGen is an indirect, wholly-owned subsidiary that owns the RockGen Energy Center, a 503 MW natural gas-fired, simple-cycle power plant located in Christiana, Wisconsin. We expect the sale, which is subject to regulatory approvals, to close in the third quarter of 2019 and we will use the sale proceeds for our capital allocation activities and general corporate purposes.
At March 31, 2019, we have reclassified the assets and liabilities of Garrison Energy Center and RockGen Energy Center, which are part of our East segment, to current assets and liabilities held for sale on our Consolidated Condensed Balance Sheet consisting primarily of property, plant and equipment, net, and finance leases, respectively, and recorded an immaterial adjustment to the carrying value to reflect fair value less cost to sell.

5.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the three months ended March 31, 2019. See Note 7 in our 2018 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 7,880 MW and 7,880 MW at March 31, 2019 and December 31, 2018, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil during each of the three months ended March 31, 2019 and 2018.
OMEC — OMEC has a ten-year tolling agreement with SDG&E which commenced on October 3, 2009. Under a ground lease agreement, OMEC held a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which was exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E which would commence on October 3, 2019. The RA contract received initial regulatory approval by the California Public Utilities Commission (“CPUC”) on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC. We continue to work to commence the RA contract. However, in the event that we are not successful and another alternative is not reached with SDG&E prior to October 3, 2019, OMEC expects to close on the put and transfer the Otay Mesa Energy Center to SDG&E for $280 million on or about October 3, 2019, which transaction could result in a write down of the carrying value of the asset.
On December 19, 2018, we refinanced the project debt associated with OMEC which lowered the aggregate debt balance to $220 million and extended the maturity to August 2024. In the event that the exercise of the OMEC put option is not rescinded, the OMEC project debt will become payable on November 3, 2019.
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
Calpine Receivables is a VIE and a bankruptcy remote entity created for the special purpose of purchasing trade accounts receivable from Calpine Solutions under the Accounts Receivable Sales Program. We have determined that we do not have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance nor the obligation to absorb losses or receive benefits from the VIE. Accordingly, we have determined that we are not the primary beneficiary of Calpine Receivables because we do not have the power to affect its financial performance as the unaffiliated financial institutions that purchase the receivables from Calpine Receivables control the selection criteria of the receivables sold and appoint the servicer of the receivables which controls management of default. Thus, we do not consolidate Calpine Receivables in our Consolidated Condensed Financial Statements and use the equity method of accounting to record our net interest in Calpine Receivables.
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At March 31, 2019 and December 31, 2018, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of March 31, 2019	March 31, 2019	December 31, 2018
Greenfield LP	50%	$54	$55
Whitby	50%	8	15
Calpine Receivables	100%	5	6
Total investments in unconsolidated subsidiaries		$67	$76
Our risk of loss related to our investments in Greenfield LP and Whitby is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $60 million which consists of our notes receivable from Calpine Receivables at March 31, 2019 and our initial investment associated with Calpine Receivables. See Note 12 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At March 31, 2019 and December 31, 2018, Greenfield LP’s debt was approximately $302 million and $301 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $151 million and $151 million at March 31, 2019 and December 31, 2018, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three months ended March 31, 2019 and 2018, is recorded in (income) from unconsolidated subsidiaries. We did not have material income or receive any distributions from our investment in Calpine Receivables for the three months ended March 31, 2019 and 2018. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Greenfield LP	$(2)	$(2)
Whitby	(4)	(4)
Total	$(6)	$(6)
Distributions from Greenfield LP were nil during each of the three months ended March 31, 2019 and 2018. Distributions from Whitby were $11 million and $3 million during the three months ended March 31, 2019 and 2018, respectively.
Inland Empire Energy Center Put and Call Options — We held a call option to purchase the Inland Empire Energy Center (a 775 MW natural gas-fired power plant located in California) at predetermined prices from GE that could be exercised between years 2017 and 2024. GE held a put option whereby they could require us to purchase the power plant, if certain plant performance criteria were met by 2025. On February 1, 2019, we entered into an agreement with GE which, among other things, terminated our call option and GE’s put option related to the Inland Empire Energy Center. As per this agreement, we will take ownership of the facility site and certain remaining site infrastructure and equipment after closure and decommissioning of the facility at a future date, until such time GE continues to own, operate and maintain the power plant, including directing any closure activities. As GE continues to direct all such significant activities of the power plant, we have determined that we no longer hold any variable interests in the Inland Empire Energy Center and it is not a VIE to Calpine.

6.	Debt
Our debt at March 31, 2019 and December 31, 2018, was as follows (in millions):

	March 31, 2019	December 31, 2018
Senior Unsecured Notes	$2,989	$3,036
First Lien Term Loans	2,972	2,976
First Lien Notes	2,401	2,400
Project financing, notes payable and other	1,228	1,264
CCFC Term Loan	972	974
Finance lease obligations	79	105
Corporate Revolving Facility	150	30
Subtotal	10,791	10,785
Less: Current maturities	258	637
Total long-term debt	$10,533	$10,148
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, increased to 5.9% for the three months ended March 31, 2019, from 5.6% for the same period in 2018. Since the fourth quarter of 2018, we have cumulatively repurchased $438 million in aggregate principal of our Senior Unsecured Notes for $399 million.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	March 31, 2019	December 31, 2018
2023 Senior Unsecured Notes	$1,228	$1,227
2024 Senior Unsecured Notes	589	599
2025 Senior Unsecured Notes	1,172	1,210
Total Senior Unsecured Notes	$2,989	$3,036
During the three months ended March 31, 2019, we repurchased $48 million in aggregate principal of our Senior Unsecured Notes for $44 million. In connection with the repurchases, we recorded approximately $4 million in gain on extinguishment of debt.
First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	March 31, 2019	December 31, 2018
2019 First Lien Term Loan	$389	$389
2023 First Lien Term Loans	1,057	1,059
2024 First Lien Term Loan	1,526	1,528
Total First Lien Term Loans	$2,972	$2,976
On April 5, 2019, we entered into a $950 million first lien senior secured term loan which bears interest, at our option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Effective Rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar Rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the credit agreement), plus an applicable margin of 1.75%, or (ii) LIBOR plus 2.75% per annum (with a 0% LIBOR floor) and matures on April 5, 2026. An aggregate amount equal to 0.25% of the aggregate principal amount of the 2026 First Lien Term Loan is payable at the end of each quarter with the remaining balance payable on the maturity date. We paid an upfront fee of an amount equal to 1.0% of the aggregate principal amount of the 2026 First Lien Term Loan, which is structured as original issue discount and expect to record approximately $7 million in debt issuance costs during the second quarter of 2019 related to the issuance of our 2026 First Lien Term Loan. The 2026 First Lien Term Loan contains substantially similar covenants, qualifications, exceptions and limitations as our First Lien Term Loans and First Lien Notes. We used the proceeds from our 2026 First Lien Term Loan to repay our 2019

First Lien Term Loan and a portion of our 2023 First Lien Term Loans with a maturity date in January 2023 and expect to record approximately $3 million in loss on extinguishment of debt during the second quarter of 2019 associated with the repayment.
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	March 31, 2019	December 31, 2018
2022 First Lien Notes	$744	$743
2024 First Lien Notes	486	486
2026 First Lien Notes	1,171	1,171
Total First Lien Notes	$2,401	$2,400
Project Financing, Notes Payable and Other
On January 29, 2019, Pacific Gas and Electric Company (“PG&E”) and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility. As a result of PG&E’s bankruptcy, we are currently unable to make distributions from our Russell City and Los Esteros projects in accordance with the terms of the project debt agreements associated with each related project. If PG&E does not seek to assume our PPAs through their bankruptcy proceedings, unless otherwise modified, we will incur an event of default under the Russell City and Los Esteros project debt agreements 180 days after the date of PG&E’s bankruptcy filing. We continue to monitor the bankruptcy proceedings and are assessing our options. We plan to work with the lenders to determine a path forward.
In the event that the exercise of the OMEC put option is not rescinded, the OMEC project debt will become payable on November 3, 2019. See Note 5 for further information related to the OMEC put option.
Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Corporate Revolving Facility(1)	$537	$693
CDHI(2)	225	251
Various project financing facilities	243	228
Other corporate facilities(3)	196	193
Total	$1,201	$1,365
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion.

(2)
Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI letter of credit facility will be reduced to $125 million on June 30, 2019. The decrease in capacity will not have a material effect on our liquidity as alternative sources of liquidity are available.

(3)
We have two unsecured letter of credit facilities with third party financial institutions totaling $200 million at March 31, 2019. On May 6, 2019, we entered into a new unsecured letter of credit facility which increased the total capacity available to us by approximately $100 million.

Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$2,996	$2,989	$2,803	$3,036
First Lien Term Loans	2,990	2,972	2,877	2,976
First Lien Notes	2,439	2,401	2,299	2,400
Project financing, notes payable and other(1)	1,132	1,152	1,209	1,188
CCFC Term Loan	975	972	938	974
Corporate Revolving Facility	150	150	30	30
Total	$10,682	$10,636	$10,156	$10,604
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$175	$—	$—	$175
Commodity instruments:
Commodity exchange traded derivatives contracts	612	—	—	612
Commodity forward contracts(2)	—	343	218	561
Interest rate hedging instruments	—	23	—	23
Effect of netting and allocation of collateral(3)(4)	(612)	(266)	(17)	(895)
Total assets	$175	$100	$201	$476
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$688	$—	$—	$688
Commodity forward contracts(2)	—	537	115	652
Interest rate hedging instruments	—	17	—	17
Effect of netting and allocation of collateral(3)(4)	(688)	(313)	(19)	(1,020)
Total liabilities	$—	$241	$96	$337

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$168	$—	$—	$168
Commodity instruments:
Commodity exchange traded derivatives contracts	933	—	—	933
Commodity forward contracts(2)	—	338	212	550
Interest rate hedging instruments	—	40	—	40
Effect of netting and allocation of collateral(3)(4)	(933)	(262)	(26)	(1,221)
Total assets	$168	$116	$186	$470
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$932	$—	$—	$932
Commodity forward contracts(2)	—	549	220	769
Interest rate hedging instruments	—	10	—	10
Effect of netting and allocation of collateral(3)(4)	(932)	(310)	(26)	(1,268)
Total liabilities	$—	$249	$194	$443
___________

(1)
At March 31, 2019 and December 31, 2018, we had cash equivalents of $19 million and $23 million included in cash and cash equivalents and $156 million and $145 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $76 million, $47 million and $2 million, respectively, at March 31, 2019. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $(1) million, $48 million and nil, respectively, at December 31, 2018.

At March 31, 2019 and December 31, 2018, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at March 31, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2019
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$83	Discounted cash flow	Market price (per MWh)	$2.20	—	$208.95	/MWh
Power Congestion Products	$23	Discounted cash flow	Market price (per MWh)	$(6.48)	—	$8.24	/MWh
Natural Gas Contracts	$(4)	Discounted cash flow	Market price (per MMBtu)	$0.03	—	$10.00	/MMBtu

	December 31, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$36	Discounted cash flow	Market price (per MWh)	$2.12	—	$227.98	/MWh
Power Congestion Products	$26	Discounted cash flow	Market price (per MWh)	$(11.71)	—	$11.88	/MWh
Natural Gas Contracts	$(73)	Discounted cash flow	Market price (per MMBtu)	$0.75	—	$8.87	/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$(8)	$197
Realized and mark-to-market gains (losses):
Included in net income (loss):
Included in operating revenues(1)	50	(57)
Included in fuel and purchased energy expense(2)	2	(2)
Change in collateral	2	(2)
Purchases and settlements:
Purchases	2	4
Settlements	58	(14)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	(1)	6
Transfers out of level 3(5)	—	(3)
Balance, end of period	$105	$129
Change in unrealized gains (losses) relating to instruments still held at end of period	$52	$(59)
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three months ended March 31, 2019 and 2018.

(4)
We had $(1) million in losses and $6 million in gains transferred out of level 2 into level 3 for the three months ended March 31, 2019 and 2018, respectively, due to changes in market liquidity in various power markets.

(5)
We had nil and $3 million in gains transferred out of level 3 into level 2 for the three months ended March 31, 2019 and 2018, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three months ended March 31, 2019 and 2018.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of March 31, 2019, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 7 years.
As of March 31, 2019 and December 31, 2018, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	March 31, 2019	December 31, 2018
Power (MWh)	(167)	(161)
Natural gas (MMBtu)	1,093	1,045
Environmental credits (Tonnes)	12	13
Interest rate hedging instruments	$4,500	$4,500
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of March 31, 2019, was $228 million for which we have posted collateral of $139 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $4 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.
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
Cash Flow Hedges — We currently apply hedge accounting to our interest rate hedging instruments. We report the mark-to-market gain or loss on our interest rate hedging instruments designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Prior to January 1, 2019, gains and losses due to ineffectiveness on interest rate hedging instruments were recognized in earnings as a component of interest expense. Upon the adoption of Accounting Standards Update 2017-12 on January 1, 2019, hedge ineffectiveness is no longer separately measured and recorded in earnings. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value are recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction affects earnings or until it is determined that the forecasted transaction is probable of not occurring.
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

The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$513	$(513)	$—
Commodity forward contracts	340	(223)	117
Interest rate hedging instruments	19	—	19
Total current derivative assets(2)	$872	$(736)	$136
Commodity exchange traded derivatives contracts	99	(99)	—
Commodity forward contracts	221	(58)	163
Interest rate hedging instruments	4	(2)	2
Total long-term derivative assets(2)	$324	$(159)	$165
Total derivative assets	$1,196	$(895)	$301

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(528)	$528	$—
Commodity forward contracts	(487)	267	(220)
Interest rate hedging instruments	(4)	—	(4)
Total current derivative (liabilities)(2)	$(1,019)	$795	$(224)
Commodity exchange traded derivatives contracts	(160)	160	—
Commodity forward contracts	(165)	63	(102)
Interest rate hedging instruments	(13)	2	(11)
Total long-term derivative (liabilities)(2)	$(338)	$225	$(113)
Total derivative liabilities	$(1,357)	$1,020	$(337)
Net derivative assets (liabilities)	$(161)	$125	$(36)

	December 31, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$820	$(820)	$—
Commodity forward contracts	341	(229)	112
Interest rate hedging instruments	30	—	30
Total current derivative assets(3)	$1,191	$(1,049)	$142
Commodity exchange traded derivatives contracts	113	(113)	—
Commodity forward contracts	209	(59)	150
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(3)	$332	$(172)	$160
Total derivative assets	$1,523	$(1,221)	$302

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(764)	$764	$—
Commodity forward contracts	(576)	277	(299)
Interest rate hedging instruments	(4)	—	(4)
Total current derivative (liabilities)(3)	$(1,344)	$1,041	$(303)
Commodity exchange traded derivatives contracts	(168)	168	—
Commodity forward contracts	(193)	59	(134)
Interest rate hedging instruments	(6)	—	(6)
Total long-term derivative (liabilities)(3)	$(367)	$227	$(140)
Total derivative liabilities	$(1,711)	$1,268	$(443)
Net derivative assets (liabilities)	$(188)	$47	$(141)
____________

(1)
At March 31, 2019 and December 31, 2018, we had $187 million and $244 million, respectively, of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At March 31, 2019, current and long-term derivative assets are shown net of collateral of $(17) million and $(3) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $76 million and $69 million, respectively.

(3)
At December 31, 2018, current and long-term derivative assets are shown net of collateral of $(58) million and $(8) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $49 million and $64 million, respectively.

	March 31, 2019		December 31, 2018
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$21	$15	$40	$10
Total derivatives designated as cash flow hedging instruments	$21	$15	$40	$10

Derivatives not designated as hedging instruments:
Commodity instruments	$280	$322	$262	$433
Total derivatives not designated as hedging instruments	$280	$322	$262	$433
Total derivatives	$301	$337	$302	$443
Derivatives Included on Our Consolidated Condensed Statements of Operations
Changes in the fair values of our derivative instruments are reflected either in cash for option premiums paid or collected, in OCI, net of tax, for derivative instruments which qualify for and we have elected cash flow hedge accounting treatment, or on our Consolidated Condensed Statements of Operations as a component of mark-to-market activity within our earnings.
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Realized gain (loss)(1)(2)
Commodity derivative instruments	$111	$(3)
Total realized gain (loss)	$111	$(3)

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$46	$(371)
Interest rate hedging instruments	(1)	2
Total mark-to-market gain (loss)	$45	$(369)
Total activity, net	$156	$(372)
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.

(3)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2019	2018
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$37	$(359)
Derivatives contracts included in fuel and purchased energy expense(2)(3)	120	(15)
Interest rate hedging instruments included in interest expense	(1)	2
Total activity, net	$156	$(372)
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy, Calpine Solutions and North American Power.
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(3)(4)
	2019	2018	2019	2018	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(25)	$54	$2	$(6)	Interest expense
Interest rate hedging instruments(1)(2)	—	1	—	(1)	Depreciation and amortization expense
Total	$(25)	$55	$2	$(7)
____________

(1)
We did not record any material gain (loss) on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three months ended March 31, 2018. Upon the adoption of Accounting Standards Update 2017-12 on January 1, 2019, hedge ineffectiveness is no longer separately measured and recorded in earnings.

(2)	We recorded an income tax expense of nil and $11 million for the three months ended March 31, 2019 and 2018, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge gains (losses) attributable to Calpine, net of tax, remaining in AOCI were $59 million and $34 million at March 31, 2019 and December 31, 2018, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $3 million and $3 million at March 31, 2019 and December 31, 2018, respectively.

(4)
Includes losses of $1 million and nil that were reclassified from AOCI to interest expense for the three months ended March 31, 2019 and 2018, respectively, where the hedged transactions became probable of not occurring.

We estimate that pre-tax net losses of an immaterial amount would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Margin deposits(1)	$448	$343
Natural gas and power prepayments	32	31
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$480	$374

Letters of credit issued	$1,001	$1,166
First priority liens under power and natural gas agreements	49	92
First priority liens under interest rate hedging instruments	11	10
Total letters of credit and first priority liens with our counterparties	$1,061	$1,268

Margin deposits posted with us by our counterparties(1)(3)	$136	$52
Letters of credit posted with us by our counterparties	36	27
Total margin deposits and letters of credit posted with us by our counterparties	$172	$79
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

(2)
At March 31, 2019 and December 31, 2018, $135 million and $79 million, respectively, were included in current and long-term derivative assets and liabilities, $337 million and $286 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At March 31, 2019 and December 31, 2018, $10 million and $32 million, respectively, were included in current and long-term derivative assets and liabilities, $85 million and $20 million, respectively, were included in other current liabilities and $41 million and nil, respectively, were included in other long-term liabilities on our Consolidated Condensed Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

10.	Income Taxes
Income Tax Expense

The table below shows our consolidated income tax expense and our effective tax rates for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Income tax expense	$10	$108
Effective tax rate	5%	(22)%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three months ended March 31, 2019 and 2018, our income tax expense is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances.

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
Unrecognized Tax Benefits — At March 31, 2019, we had unrecognized tax benefits of $28 million. If recognized, $16 million of our unrecognized tax benefits could affect the annual effective tax rate and $12 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $2 million for income tax matters at March 31, 2019. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $8 million in unrecognized tax benefits could occur within the next twelve months primarily related to state tax issues.

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
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of March 31, 2019, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2018 Form 10-K.

12.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below:
Calpine Receivables — Under the Accounts Receivable Sales Program, at March 31, 2019 and December 31, 2018, we had $256 million and $238 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $50 million and $34 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the three months ended March 31, 2019 and 2018, we sold an aggregate of $597 million and $579 million, respectively, in trade accounts receivable and recorded $579 million and $573 million, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 7 and 17 in our 2018 Form 10-K.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger which closed on March 8, 2018, also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. We recorded $20 million and $19 million in Commodity revenue during the three months ended March 31, 2019 and 2018, respectively, and $3 million and $2 million in Commodity expense during the three months ended March 31, 2019 and 2018, respectively, associated with this contract with Lyondell. At March 31, 2019 and December 31, 2018, the related party receivable and payable associated with this contract with Lyondell were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. The terms of most of these contracts were negotiated prior to the Merger. As of March 31, 2019 and December 31, 2018, the related party receivables and payables associated with these transactions were immaterial.

13.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At March 31, 2019, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments.
Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended March 31, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$682	$743	$689	$998	$(513)	$2,599

Commodity Margin	$264	$162	$265	$88	$—	$779
Add: Mark-to-market commodity activity, net and other(2)	56	44	13	(53)	(8)	52
Less:
Operating and maintenance expense	81	65	67	34	(8)	239
Depreciation and amortization expense	73	45	43	13	—	174
General and other administrative expense	7	12	9	4	—	32
Other operating expenses	9	2	23	—	—	34
(Income) from unconsolidated subsidiaries	—	—	(6)	—	—	(6)
Income (loss) from operations	150	82	142	(16)	—	358
Interest expense						149
Gain on extinguishment of debt and other (income) expense, net						19
Income before income taxes						$190

	Three Months Ended March 31, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$480	$140	$614	$938	$(163)	$2,009

Commodity Margin	$185	$166	$184	$77	$—	$612
Add: Mark-to-market commodity activity, net and other(2)	13	(547)	40	128	(7)	(373)
Less:
Operating and maintenance expense	90	80	71	40	(6)	275
Depreciation and amortization expense	67	76	45	13	—	201
General and other administrative expense	16	25	15	4	—	60
Other operating expenses	14	16	7	—	—	37
(Income) from unconsolidated subsidiaries	—	—	(6)	—	—	(6)
Income (loss) from operations	11	(578)	92	148	(1)	(328)
Interest expense						151
Other (income) expense, net						7
Loss before income taxes						$(486)
_________

(1)
Includes intersegment revenues of $162 million and $114 million in the West, $211 million and $(67) million in Texas, $137 million and $115 million in the East and $3 million and $1 million in Retail for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes $(16) million and $(16) million of lease levelization and $21 million and $28 million of amortization expense for the three months ended March 31, 2019 and 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our wholesale power plant portfolio, including partnership interests, consists of 80 power plants, including one under construction, with an aggregate current generation capacity of 26,678 MW and 361 MW under construction. In March 2019, our York 2 Energy Center commenced commercial operations, bringing online approximately 828 MW of combined-cycle, natural gas-fired capacity with dual-fuel capability. Our fleet consists of 65 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our wholesale geographic segments have an aggregate generation capacity of 7,425 MW in the West, 9,086 MW in Texas and 10,167 MW with an additional 361 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 24 states in the U.S. and in Canada and Mexico.
Governmental and Regulatory Matters
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the ISO and RTO markets in which we participate. Federal and state legislative and regulatory actions, including those by ISO/RTOs, continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO/RTO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters” in Part I, Item 1 of our 2018 Form 10-K.
PJM
The Independent Market Monitor (“IMM”) for PJM filed a complaint with the FERC on February 21, 2019 regarding a component of PJM’s Reliability Pricing Model (“RPM”) that allows sellers of the Capacity Performance product (“CP”) to offer CP at prices above the competitive level, thereby potentially allowing them to exercise market power. The IMM argues that this provision of the tariff is unjust and unreasonable because the tariff does not provide a mechanism for the IMM to review these offers. Additionally, the IMM argues that the tariff should be revised to lower the Market Seller Offer Cap. This change would require nearly all competitive suppliers to submit their offers to the IMM for review prior to bidding in the RPM. In response to the IMM’s complaint, Calpine joined with many other competitive suppliers to urge the FERC to reject the IMM’s proposed resolution as inconsistent with CP and, alternatively, to enhance the penalty provisions of CP. This course of action would address the IMM’s concerns and would also be more consistent with the CP design. FERC action on the IMM’s complaint is pending.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Below are our results of operations for the three months ended March 31, 2019 as compared to the same period in 2018 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2019	2018	Change	% Change
Operating revenues:
Commodity revenue	$2,538	$2,396	$142	6
Mark-to-market gain (loss)	56	(391)	447	#
Other revenue	5	4	1	25
Operating revenues	2,599	2,009	590	29
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,758	1,790	32	2
Mark-to-market (gain) loss	10	(20)	(30)	#
Fuel and purchased energy expense	1,768	1,770	2	—
Operating and maintenance expense	239	275	36	13
Depreciation and amortization expense	174	201	27	13
General and other administrative expense	32	60	28	47
Other operating expenses	34	37	3	8
Total operating expenses	2,247	2,343	96	4
(Income) from unconsolidated subsidiaries	(6)	(6)	—	—
Income (loss) from operations	358	(328)	686	#
Interest expense	149	151	2	1
Gain on extinguishment of debt	(4)	—	4	#
Other (income) expense, net	23	7	(16)	#
Income (loss) before income taxes	190	(486)	676	#
Income tax expense	10	108	98	91
Net income (loss)	180	(594)	774	#
Net income attributable to the noncontrolling interest	(5)	(4)	(1)	(25)
Net income (loss) attributable to Calpine	$175	$(598)	$773	#

	2019	2018	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	22,101	20,800	1,301	6
Average availability(2)	88.1%	87.6%	0.5%	1
Average total MW in operation(1)	25,208	25,187	21	—
Average capacity factor, excluding peakers	45.8%	43.0%	2.8%	7
Steam Adjusted Heat Rate(2)	7,274	7,325	51	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $174 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$153
Higher energy margins primarily associated with higher market Spark Spreads in the West and higher contribution from hedging activities across all regions. The increase was partially offset by a gain associated with the cancellation of a PPA recorded in the first quarter of 2018

45	Higher regulatory capacity revenue in our East segment
(31)	Lower revenue associated with the sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in 2019
7	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$174
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $417 million primarily driven by a substantial increase in forward power prices during the three months ended March 31, 2018 compared to the three months ended March 31, 2019.
Our normal, recurring operating and maintenance expense, excluding the effect of restarting our Sutter and South Point Energy Centers and the acceleration of stock-based compensation expense during the first quarter of 2018 in connection with the consummation of the Merger, was relatively unchanged during the first quarter of 2019 compared to the same period in 2018. The decrease of $36 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily resulted from the acceleration of stock-based compensation expense during the first quarter of 2018 partially offset by the effect of our new Long-Term Cash Incentive Plan, which became effective after the Merger. Our Long-Term Cash Incentive Plan provides cash-based incentive awards to most non-executive employees and vests ratably over a three year service period from the date of grant.
Depreciation and amortization expense decreased by $27 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the change in estimated useful lives for our componentized balance of plant parts and rotable parts initiated in 2018 partially offset by adjustments related to our asset retirement obligations during the first quarter of 2019.
General and other administrative expense decreased by $28 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily resulting from the acceleration of stock-based compensation expense recorded during the first quarter of 2018 in connection with the consummation of the Merger in March 2018. We no longer incur stock-based compensation expense subsequent to the consummation of the Merger. Our normal, recurring general and other administrative expense decreased by $2 million during the first quarter of 2019 compared to the same period in 2018.
Gain on extinguishment of debt for the three months ended March 31, 2019 consisted of $4 million associated with the repurchase of a portion of our Senior Unsecured Notes in the first quarter of 2019.
Other (income) expense, net increased by $16 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the net effect of a settlement agreement with GE executed in February 2019 which, among other things, terminated our call option and GE’s put option related to the Inland Empire Energy Center. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to the Inland Empire Energy Center.
During the three months ended March 31, 2019, we recorded an income tax expense of $10 million compared to $108 million for the three months ended March 31, 2018. The favorable period-over-period change primarily resulted from a valuation allowance recorded on our foreign NOLs in the first quarter of 2018 and higher state income tax expense in 2018 due to higher income in tax jurisdictions where we do not have state NOLs.
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
Commodity Margin by Segment for the Three Months Ended March 31, 2019 and 2018
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended March 31, 2019 and 2018 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2019	2018	Change	% Change
Commodity Margin (in millions)	$264	$185	$79	43
Commodity Margin per MWh generated	$39.00	$36.21	$2.79	8

MWh generated (in thousands)	6,769	5,109	1,660	32
Average availability	91.1%	87.1%	4.0%	5
Average total MW in operation	7,425	7,425	—	—
Average capacity factor, excluding peakers	45.4%	33.5%	11.9%	36
Steam Adjusted Heat Rate	7,325	7,215	(110)	(2)
West — Commodity Margin in our West segment increased by $79 million, or 43%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily resulting from higher market Spark Spreads and higher resource adequacy revenue. The increase in Commodity Margin was partially offset by lower contribution from hedging activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Generation increased 32% due to higher market Spark Spreads and a new contract at our Sutter Energy Center which became effective during the second quarter of 2018.

Texas:	2019	2018	Change	% Change
Commodity Margin (in millions)	$162	$166	$(4)	(2)
Commodity Margin per MWh generated	$15.86	$17.21	$(1.35)	(8)

MWh generated (in thousands)	10,216	9,647	569	6
Average availability	82.6%	85.1%	(2.5)%	(3)
Average total MW in operation	8,850	8,850	—	—
Average capacity factor, excluding peakers	53.4%	50.5%	2.9%	6
Steam Adjusted Heat Rate	7,071	7,118	47	1
Texas — Commodity Margin in our Texas segment decreased by $4 million, or 2%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to higher revenue in the first quarter of 2018 associated with the sale of environmental credits with no similar activity in 2019. The decrease in Commodity Margin was partially offset by higher contribution from hedging activities during the three months ended March 31, 2019 compared to the same period in 2018.

East:	2019	2018	Change	% Change
Commodity Margin (in millions)	$265	$184	$81	44
Commodity Margin per MWh generated	$51.80	$30.44	$21.36	70

MWh generated (in thousands)	5,116	6,044	(928)	(15)
Average availability	91.5%	90.6%	0.9%	1
Average total MW in operation	8,933	8,912	21	—
Average capacity factor, excluding peakers	36.0%	41.1%	(5.1)%	(12)
Steam Adjusted Heat Rate	7,629	7,729	100	1
East — Commodity Margin in our East segment increased by $81 million, or 44%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to higher regulatory capacity revenue in ISO-NE and PJM and higher contribution from hedging activities. The increase in Commodity Margin was partially offset by a 15% decrease in generation primarily driven by milder weather during January 2019 when compared to the same period during 2018 and a gain associated with the cancellation of a PPA recorded during first quarter 2018 with no similar activity during the first quarter of 2019.

Retail:	2019	2018	Change	% Change
Commodity Margin (in millions)	$88	$77	$11	14
Retail — Commodity Margin in our retail segment increased by $11 million, or 14%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increased contribution from power and gas supply hedging activity during the first quarter of 2019 compared to the same period in 2018.

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
Liquidity
The following table provides a summary of our liquidity position at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Cash and cash equivalents, corporate(1)	$129	$141
Cash and cash equivalents, non-corporate(2)	55	64
Total cash and cash equivalents	184	205
Restricted cash(2)	334	201
Corporate Revolving Facility availability(3)	1,152	966
CDHI letter of credit facility availability(4)	75	49
Other facilities availability(5)	4	7
Total current liquidity availability(6)	$1,749	$1,428
____________

(1)	Our ability to use corporate cash and cash equivalents is unrestricted.

(2)	See Note 1 of the Notes to Consolidated Condensed Financial Statements for a description of the restrictions on our use of non-corporate cash and cash equivalents and restricted cash.

(3)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion.

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

(5)
We have two unsecured letter of credit facilities with third party financial institutions totaling $200 million at March 31, 2019. On May 6, 2019, we entered into a new unsecured letter of credit facility which increased the total capacity available to us by approximately $100 million.

(6)
Includes $136 million and $52 million of margin deposits posted with us by our counterparties at March 31, 2019 and December 31, 2018, respectively. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. We estimate that as of March 31, 2019, a three standard deviation shift in collateral exposure based on commodity market price changes for the previous 12 months applied to our current portfolio of margined transactions would result in an increase in collateral posted of approximately $279 million. This amount is not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Corporate Revolving Facility(1)	$537	$693
CDHI(2)	225	251
Various project financing facilities	243	228
Other corporate facilities(3)	196	193
Total	$1,201	$1,365
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion.

(2)
Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI letter of credit facility will be reduced to $125 million on June 30, 2019. The decrease in capacity will not have a material effect on our liquidity as alternative sources of liquidity are available.

(3)
We have two unsecured letter of credit facilities with third party financial institutions totaling $200 million at March 31, 2019. On May 6, 2019, we entered into a new unsecured letter of credit facility which increased the total capacity available to us by approximately $100 million.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2018, our consolidated federal NOLs totaled approximately $6.4 billion.
Cash Flow Activities
The following table summarizes our cash flow activities for the three months ended March 31, 2019 and 2018 (in millions):

	2019	2018
Beginning cash, cash equivalents and restricted cash	$406	$443
Net cash provided by (used in):
Operating activities	241	(115)
Investing activities	(152)	(115)
Financing activities	23	158
Net increase (decrease) in cash, cash equivalents and restricted cash	112	(72)
Ending cash, cash equivalents and restricted cash	$518	$371
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities for the three months ended March 31, 2019, was $241 million compared to cash used in operating activities of $115 million for the three months ended March 31, 2018. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $251 million for the three months ended March 31, 2019, compared to the same period in 2018. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated investments in subsidiaries, gain on sale of assets and mark-to-market activity. The increase in income from operations was primarily driven by a $174 million increase in Commodity revenue, net of Commodity expense associated with normal, recurring activity, and a $64 million decrease in operating and maintenance expense and general and other administrative expense driven in large part by Merger-related costs incurred in 2018 including recognition of stock-based compensation expense where similar activity was not incurred during 2019. See “Results of Operations for the Three Months Ended March 31, 2019 and 2018” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $94 million for the three months ended March 31, 2019 compared to the same period in 2018 after adjusting for changes in debt extinguishment costs and mark-to-market related balances. This change was primarily due to a net decrease in margin posting requirements for the three months ended March 31, 2019 when compared to the three month period ended March 31, 2018.

Net Cash Used In Investing Activities
Cash used in investing activities for the three months ended March 31, 2019, was $152 million compared to $115 million for the three months ended March 31, 2018. The increase was primarily due to:

•	Capital expenditures — The increase was primarily due to higher capital expenditures on construction projects during the first quarter of 2019 as compared to the first quarter of 2018.
Net Cash Provided By Financing Activities
Cash provided by financing activities for the three months ended March 31, 2019, was $23 million compared to cash provided by financing activities of $158 million for the three months ended March 31, 2018. The decrease was primarily due to:

•
Corporate Revolving Facility — During the three months ended March 31, 2019, we borrowed a net $120 million, under our Corporate Revolving Facility, compared to $325 million borrowed under our Corporate Revolving Facility during the three months ended March 31, 2018. The 2018 borrowing was made in part to cover one-time costs associated with the consummation of the Merger including the repurchase of our equity-classified share based awards on the effective date of the Merger.

•
Repurchases of Senior Unsecured Notes — During the three months ended March 31, 2019, we repurchased $48 million in aggregate principal of our Senior Unsecured Notes for $44 million. There was no similar activity during the three months ended March 31, 2018.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities with the exception of Calpine Receivables (see Notes 7 and 17 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K for further information related to Calpine Receivables). As of the date of filing of this Report, these entities included: Russell City Energy Company, LLC, OMEC and Calpine Receivables.
OMEC — OMEC has a ten-year tolling agreement with SDG&E which commenced on October 3, 2009. Under a ground lease agreement, OMEC held a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which was exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E which would commence on October 3, 2019. The RA contract received initial regulatory approval by the California Public Utilities Commission (“CPUC”) on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC. We continue to work to commence the RA contract. However, in the event that we are not successful and another alternative is not reached with SDG&E prior to October 3, 2019, OMEC expects to close on the put and transfer the Otay Mesa Energy Center to SDG&E for $280 million on or about October 3, 2019, which transaction could result in a write down of the carrying value of the asset.

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
We have historically used interest rate hedging instruments to adjust the mix between our fixed and variable rate debt. To the extent eligible, our interest rate hedging instruments have been designated as cash flow hedges, and changes in fair value are recorded in OCI with gains and losses reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. See Note 8 of the Notes to Consolidated Condensed Financial Statements for further discussion of our derivative instruments.
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have decreased to approximately $301 million at March 31, 2019, compared to approximately $302 million at December 31, 2018, and our derivative liabilities have decreased to approximately $337 million at March 31, 2019, compared to approximately $443 million at December 31, 2018. The fair value of our level 3 derivative assets and liabilities at March 31, 2019 represents approximately 42% and 28% of our total assets and liabilities measured at fair value, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2019, through March 31, 2019, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2019	$(171)	$30	$(141)
Items recognized or otherwise settled during the period(1)(2)	(129)	(6)	(135)
Fair value attributable to new contracts(3)	16	—	16
Changes in fair value attributable to price movements	242	(18)	224
Fair value of contracts outstanding at March 31, 2019(4)	$(42)	$6	$(36)
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $133 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $4 million related to current period gains from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $6 million related to realized gains from settlements of designated cash flow hedges and nil related to roll-off from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $1 million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

(4)
We netted all amounts allowed under the derivative accounting guidance on the Consolidated Condensed Balance Sheet, which includes derivative transactions under enforceable master netting arrangements and related cash collateral. Net commodity and interest rate derivative assets and liabilities reported in Notes 7 and 8 of the Notes to Consolidated Condensed Financial Statements are shown net of collateral paid to and received from counterparties under legally enforceable master netting arrangements.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at March 31, 2019, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2019	2020-2021	2022-2023	After 2023	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(121)	(28)	2	—	(147)
Prices based on models and other valuation methods	11	39	17	38	105
Total fair value	$(110)	$11	$19	$38	$(42)
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

The table below presents the high, low and average of our daily VAR for the three months ended March 31, 2019 and 2018 (in millions):

	2019	2018
Three months ended March 31:
High	$50	$36
Low	$26	$19
Average	$35	$26
As of March 31	$31	$31
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

We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at March 31, 2019, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of March 31, 2019)	2019	2020-2021	2022-2023	After 2023	Total
Investment grade	$(125)	$(21)	$1	$16	$(129)
Non-investment grade	(3)	(7)	(2)	—	(12)
No external ratings(1)	18	39	20	22	99
Total fair value	$(110)	$11	$19	$38	$(42)
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third party credit agencies due to the nature and size of the customers.
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(15) million at March 31, 2019.
New Accounting Standards and Disclosure Requirements
See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting standards and disclosure requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information required to be disclosed under this Item 3 is set forth under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Commodity Accounting.” This information should be read in conjunction with the information disclosed in our 2018 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors
There were no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2018 Form 10-K.

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
Date: May 10, 2019