Form 10-Q
period 2019-06-30
CALPINE CORP
filed 2019-08-08
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.2 shares of common stock, par value $0.001, were outstanding as of August 7, 2019, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

i

DEFINITIONS
As used in this report for the quarter ended June 30, 2019 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Calpine Receivables
Calpine Receivables, LLC, an indirect, wholly owned subsidiary of Calpine, which was established as bankruptcy remote, special purpose subsidiary and is responsible for administering the Accounts Receivable Sales Program

Calpine Solutions
Calpine Energy Solutions, LLC, an indirect, wholly owned subsidiary of Calpine, which is a supplier of power to commercial and industrial retail customers in the United States with customers in 20 states, including presence in California, Texas, the Mid-Atlantic and the Northeast

CCFC	Calpine Construction Finance Company, L.P., an indirect, wholly owned subsidiary of Calpine

CCFC Term Loan
The $1.0 billion first lien senior secured term loan entered into on December 15, 2017 among CCFC as borrower, the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent

CDHI	Calpine Development Holdings, Inc., an indirect, wholly owned subsidiary of Calpine

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

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third-party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator, which is an entity that coordinates, controls and monitors the operation of an electric power system

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Lyondell	LyondellBasell Industries N.V.

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

Merger	Merger of Volt Merger Sub, Inc. with and into Calpine pursuant to the terms of the Merger Agreement, which was consummated on March 8, 2018

Merger Agreement	Agreement and Plan of Merger, dated, August 17, 2017, by and among Calpine Corporation, Volt Parent, LP and Volt Merger Sub, Inc.

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NOL(s)	Net operating loss(es)

OCI	Other Comprehensive Income

OMEC	Otay Mesa Energy Center, LLC, an indirect, wholly owned subsidiary that owns the Otay Mesa Energy Center, a 608 MW power plant located in San Diego County, California

OTC	Over-the-Counter

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

REC(s)	Renewable energy credit(s)

ABBREVIATION	DEFINITION

Risk Management Policy
Calpine’s policy applicable to all employees, contractors, representatives and agents, which defines the risk management framework and corporate governance structure for commodity risk, interest rate risk, currency risk and other risks

RTO(s)	Regional Transmission Organization, which is an entity that coordinates, controls and monitors the operation of an electric power system and administers the transmission grid on a regional basis

SDG&E	San Diego Gas & Electric Company

SEC	U.S. Securities and Exchange Commission

Securities Act	U.S. Securities Act of 1933, as amended

Senior Unsecured Notes	Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes and the 2025 Senior Unsecured Notes

Spark Spread(s)	The difference between the sales price of power per MWh and the cost of natural gas to produce it

Steam Adjusted Heat Rate
The adjusted Heat Rate for our natural gas-fired power plants, excluding peakers, calculated by dividing (a) the fuel consumed in Btu reduced by the net equivalent Btu in steam exported to a third-party by (b) the KWh generated. Steam Adjusted Heat Rate is a measure of fuel efficiency, so the lower our Steam Adjusted Heat Rate, the lower our cost of generation

U.S. GAAP	Generally accepted accounting principles in the U.S.

VAR	Value-at-risk

VIE(s)	Variable interest entity(ies)

Whitby
Whitby Cogeneration Limited Partnership, a 50% partnership interest between certain of our subsidiaries and a third-party, which operates Whitby, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada

v

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Report, including without limitation, the “Management’s Discussion and Analysis” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. We believe that the forward-looking statements are based upon reasonable assumptions and expectations. However, you are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

•
Financial results that may be volatile and may not reflect historical trends due to, among other things, seasonality of demand, fluctuations in prices for commodities such as natural gas and power, changes in U.S. macroeconomic conditions, fluctuations in liquidity and volatility in the energy commodities markets and our ability and the extent to which we hedge risks;

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating revenues:
Commodity revenue	$2,128	$2,121	$4,666	$4,517
Mark-to-market gain (loss)	467	131	523	(260)
Other revenue	4	7	9	11
Operating revenues	2,599	2,259	5,198	4,268
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,367	1,426	3,125	3,216
Mark-to-market (gain) loss	280	(57)	290	(77)
Fuel and purchased energy expense	1,647	1,369	3,415	3,139
Operating and maintenance expense	245	242	484	517
Depreciation and amortization expense	175	186	349	387
General and other administrative expense	34	31	66	91
Other operating expenses	19	19	38	56
Total operating expenses	2,120	1,847	4,352	4,190
Impairment losses	40	—	55	—
(Income) from unconsolidated subsidiaries	(5)	(5)	(11)	(11)
Income from operations	444	417	802	89
Interest expense	157	157	306	308
(Gain) loss on extinguishment of debt	3	—	(1)	—
Other (income) expense, net	5	62	28	69
Income (loss) before income taxes	279	198	469	(288)
Income tax expense (benefit)	9	(158)	19	(50)
Net income (loss)	270	356	450	(238)
Net income attributable to the noncontrolling interest	(4)	(4)	(9)	(8)
Net income (loss) attributable to Calpine	$266	$352	$441	$(246)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$270	$356	$450	$(238)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	(29)	15	(52)	63
Reclassification adjustment for (gain) loss on cash flow hedges realized in net income (loss)	(3)	—	(5)	7
Foreign currency translation gain (loss)	1	(2)	3	(8)
Income tax benefit (expense)	1	7	1	(4)
Other comprehensive income (loss)	(30)	20	(53)	58
Comprehensive income (loss)	240	376	397	(180)
Comprehensive (income) attributable to the noncontrolling interest	(3)	(4)	(8)	(10)
Comprehensive income (loss) attributable to Calpine	$237	$372	$389	$(190)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($33 and $43 attributable to VIEs)	$297	$205
Accounts receivable, net of allowance of $8 and $9	806	1,022
Inventories	541	525
Margin deposits and other prepaid expense	276	315
Restricted cash, current ($108 and $90 attributable to VIEs)	182	167
Derivative assets, current	202	142
Current assets held for sale	335	—
Other current assets	60	43
Total current assets	2,699	2,419
Property, plant and equipment, net ($3,873 and $3,919 attributable to VIEs)	12,051	12,442
Restricted cash, net of current portion ($48 and $33 attributable to VIEs)	80	34
Investments in unconsolidated subsidiaries	71	76
Long-term derivative assets	213	160
Goodwill	242	242
Intangible assets, net	370	412
Other assets ($100 and $30 attributable to VIEs)	483	277
Total assets	$16,209	$16,062
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$695	$958
Accrued interest payable	98	96
Debt, current portion ($213 and $201 attributable to VIEs)	263	637
Derivative liabilities, current	165	303
Current liabilitites held for sale	22	—
Other current liabilities ($71 and $36 attributable to VIEs)	470	489
Total current liabilities	1,713	2,483
Debt, net of current portion ($1,889 and $1,978 attributable to VIEs)	10,461	10,148
Long-term derivative liabilities	119	140
Other long-term liabilities ($73 and $36 attributable to VIEs)	463	235
Total liabilities	12,756	13,006

Commitments and contingencies (see Note 11)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 5,000 shares, 105.2 shares issued and outstanding	—	—
Additional paid-in capital	9,584	9,582
Accumulated deficit	(6,101)	(6,542)
Accumulated other comprehensive loss	(129)	(77)
Total Calpine stockholder’s equity	3,354	2,963
Noncontrolling interest	99	93
Total stockholder’s equity	3,453	3,056
Total liabilities and stockholder’s equity	$16,209	$16,062

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2018	$—	$—	$9,582	$(6,542)	$(77)	$93	$3,056
Net income	—	—	—	175	—	5	180
Other comprehensive loss	—	—	—	—	(23)	—	(23)
Other	—	—	2	—	—	(2)	—
Balance, March 31, 2019	$—	$—	$9,584	$(6,367)	$(100)	$96	$3,213
Net income	—	—	—	266	—	4	270
Other comprehensive loss	—	—	—	—	(29)	(1)	(30)
Balance, June 30, 2019	$—	$—	$9,584	$(6,101)	$(129)	$99	$3,453

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(100)	—	—	—	(78)
Dividends	—	—	(20)	—	—	—	(20)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	—	(598)	—	4	(594)
Other comprehensive income	—	—	—	—	36	2	38
Balance, March 31, 2018	$—	$—	$9,582	$(7,150)	$(70)	$85	$2,447
Distribution to the noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income	—	—	—	352	—	4	356
Other comprehensive income	—	—	—	—	20	—	20
Balance, June 30, 2018	$—	$—	$9,582	$(6,798)	$(50)	$88	$2,822

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$450	$(238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization(1)	398	443
Deferred income taxes	16	36
Impairment losses	55	—
Mark-to-market activity, net	(231)	180
(Income) from unconsolidated subsidiaries	(11)	(11)
Return on investments from unconsolidated subsidiaries	11	5
Stock-based compensation expense	—	57
Other	(3)	9
Change in operating assets and liabilities:
Accounts receivable	215	(8)
Accounts payable	(269)	(11)
Margin deposits and other prepaid expense	40	(90)
Other assets and liabilities, net	(61)	(242)
Derivative instruments, net	(91)	(74)
Net cash provided by operating activities	519	56
Cash flows from investing activities:
Purchases of property, plant and equipment	(304)	(231)
Other	(11)	(3)
Net cash used in investing activities	(315)	(234)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	941	—
Repayment of CCFC Term Loan and First Lien Term Loans	(942)	(21)
Repurchases of Senior Unsecured Notes	(44)	—
Borrowings under Corporate Revolving Facility	220	475
Repayments of Corporate Revolving Facility	(175)	(200)
Borrowings from project financing, notes payable and other	34	—
Repayments of project financing, notes payable and other	(77)	(66)
Distribution to noncontrolling interest holder	—	(3)
Financing costs	(8)	(12)
Stock repurchases	—	(79)
Shares repurchased for tax withholding on stock-based awards	—	(7)
Dividends paid(2)	—	(18)
Net cash (used in) provided by financing activities	(51)	69
Net increase (decrease) in cash, cash equivalents and restricted cash	153	(109)
Cash, cash equivalents and restricted cash, beginning of period	406	443
Cash, cash equivalents and restricted cash, end of period(3)	$559	$334

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$283	$284
Income taxes	$8	$10

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in account payable	$19	$(14)
Plant tax settlement offset in prepaid assets	$(4)	$—
Asset retirement obligation adjustment offset in operating activities	$(10)	$—
Garrison Energy Center, RockGen Energy Center and other property, plant and equipment, net, classified as current assets held for sale	$(335)	$—
Garrison Energy Center finance lease liability classified as current liabilities held for sale	$22	$—
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
June 30, 2019
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

The table below represents the components of our restricted cash as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019			December 31, 2018
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$51	$8	$59	$13	$8	$21
Construction/major maintenance	9	39	48	23	24	47
Security/project/insurance	112	31	143	120	—	120
Other	10	2	12	11	2	13
Total	$182	$80	$262	$167	$34	$201
Business Interruption Proceeds — We record business interruption insurance proceeds in operating revenues when they are realizable. We recorded approximately $14 million of business interruption proceeds for each of the three and six months ended June 30, 2018. We have not recorded any business interruption insurance proceeds during the three and six months ended June 30, 2019.
Property, Plant and Equipment, Net — At June 30, 2019 and December 31, 2018, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	June 30, 2019	December 31, 2018	Depreciable Lives
Buildings, machinery and equipment	$16,522	$16,400	1.5	–	50	Years
Geothermal properties	1,509	1,501	13	–	58	Years
Other	269	286	3	–	50	Years
	18,300	18,187
Less: Accumulated depreciation	6,860	6,832
	11,440	11,355
Land	128	121
Construction in progress	483	966
Property, plant and equipment, net	$12,051	$12,442
Capitalized Interest — The total amount of interest capitalized was $1 million and $7 million during the three months ended June 30, 2019 and 2018, respectively, and $8 million and $14 million during the six months ended June 30, 2019 and 2018, respectively.
Goodwill — We have not recorded any impairment losses or changes in the carrying amount of our goodwill during the three and six months ended June 30, 2019 and 2018.
New Accounting Standards and Disclosure Requirements
Leases — On January 1, 2019, we adopted Accounting Standards Update 2016-02, “Leases” (“Topic 842”). The comprehensive new lease standard superseded all existing lease guidance. The standard requires that a lessee should recognize a right-of-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. For lessors, the accounting for leases under Topic 842 remained substantially unchanged. The standard also requires expanded disclosures surrounding leases. We adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in our implementation of Topic 842. The key change that affected us relates to our accounting for operating leases for which we are the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset and lease obligation liability of $191 million on our Consolidated Condensed Balance Sheet on January 1, 2019, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on our Consolidated Condensed Statement of Operations or Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2019. See Note 3 for a discussion of the practical expedients we elected and additional disclosures required by Topic 842.
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
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our revenue for the three and six months ended June 30, 2019 and 2018 by reportable segment (in millions). See Note 13 for a description of our segments.

	Three Months Ended June 30, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third-Party:
Energy & other products	$145	$318	$124	$413	$—	$1,000
Capacity	36	33	154	—	—	223
Revenues relating to physical or executory contracts – third-party	$181	$351	$278	$413	$—	$1,223

Affiliate(1):	$6	$14	$30	$1	$(51)	$—

Revenues relating to leases and derivative instruments(2)						$1,376
Total operating revenues						$2,599

	Three Months Ended June 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third-Party:
Energy & other products	$176	$326	$120	$451	$—	$1,073
Capacity	35	23	140	—	—	198
Revenues relating to physical or executory contracts – third-party	$211	$349	$260	$451	$—	$1,271

Affiliate(1):	$5	$9	$21	$1	$(36)	$—

Revenues relating to leases and derivative instruments(2)						$988
Total operating revenues						$2,259

	Six Months Ended June 30, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third-Party:
Energy & other products	$437	$620	$327	$825	$—	$2,209
Capacity	71	65	331	—	—	467
Revenues relating to physical or executory contracts – third-party	$508	$685	$658	$825	$—	$2,676

Affiliate(1):	$17	$28	$57	$4	$(106)	$—

Revenues relating to leases and derivative instruments(2)						$2,522
Total operating revenues						$5,198

	Six Months Ended June 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third-Party:
Energy & other products	$375	$630	$252	$894	$—	$2,151
Capacity	54	49	289	—	—	392
Revenues relating to physical or executory contracts – third-party	$429	$679	$541	$894	$—	$2,543

Affiliate(1):	$13	$13	$42	$2	$(70)	$—

Revenues relating to leases and derivative instruments(2)						$1,725
Total operating revenues						$4,268
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

Performance Obligations and Contract Balances
At June 30, 2019 and December 31, 2018, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at June 30, 2019 and December 31, 2018 was $22 million and $14 million, respectively. Revenue recognized during the three months ended June 30, 2019 and 2018, relating to the deferred revenue balance at the beginning of each period was $2 million and $3 million, respectively. Revenue recognized during the six months ended June 30, 2019 and 2018, relating to the deferred revenue balance at the beginning of each period was and $3 million and $9 million, respectively. Revenue recognized each period relating to deferred revenue balances resulted from our performance under the customer contracts. The change in the deferred revenue balance during the three and six months ended June 30, 2019 and 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.

Performance Obligations not yet Satisfied
As of June 30, 2019, we have entered into certain contracts for fixed and determinable amounts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $258 million that will be recognized during the remainder of 2019, and $517 million, $468 million, $249 million and $50 million that will be recognized during the years ending December 31, 2020, 2021, 2022 and 2023, respectively, and $72 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

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
We have entered into finance leases for certain power plants and related equipment with terms that range up to 30 years (including lease renewal options). The finance leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property.
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

The components of our operating and finance lease expense are as follows for the three and six months ended June 30, 2019 (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating Leases
Operating lease expense	$12	$23

Finance Leases
Amortization of the right-of-use assets	$1	$4
Interest expense	2	4
Finance lease expense	$3	$8

Variable lease expense	$4	$5

Total lease expense	$19	$36
The following is a schedule by year of future minimum lease payments associated with our operating and finance leases together with the present value of the net minimum lease payments as of June 30, 2019 (in millions):

	Operating Leases(1)(2)	Finance Leases(2)(3)
2019	$39	$8
2020	20	16
2021	21	16
2022	19	16
2023	18	19
Thereafter	201	33
Total minimum lease payments	318	108
Less: Amount representing interest	108	30
Total lease obligation	210	78
Less: current lease obligation	39	10
Long-term lease obligation	$171	$68
____________

(1)	The lease liabilities associated with our operating leases as of June 30, 2019 are included in other current liabilities and other long-term liabilities on our Consolidated Condensed Balance Sheet.

(2)
Excludes an operating lease obligation of $1 million and a finance lease obligation of $18 million related to Garrison Energy Center which are included in current liabilities held for sale on our Consolidated Condensed Balance Sheet. See Note 4 for further information related to the sale of the Garrison Energy Center.

(3)	The lease liabilities associated with our finance leases as of June 30, 2019 are included in debt, current portion and debt, net of current portion on our Consolidated Condensed Balance Sheet.

Supplemental balance sheet information related to our operating and finance leases is as follows as of June 30, 2019 (in millions, except lease term and discount rate):

June 30, 2019(1)
Operating leases(2)
Right-of-use assets associated with operating leases	$184

Finance leases(3)
Property, plant and equipment, gross	$213
Accumulated amortization	(104)
Property, plant and equipment, net	$109

Weighted average remaining lease term (in years)
Operating leases	15.8
Finance leases	7.4

Weighted average discount rate
Operating leases	5.1%
Finance leases	8.0%
____________

(1)
Excludes a right-of-use asset and property, plant and equipment, net of $1 million and $17 million, respectively, related to Garrison Energy Center which are included in current assets held for sale on our Consolidated Condensed Balance Sheet. See Note 4 for further information related to the sale of the Garrison Energy Center.

(2)	The right-of-use assets associated with our operating leases as of June 30, 2019 are included in other assets on our Consolidated Condensed Balance Sheet.

(3)	The right-of-use assets associated with our finance leases as of June 30, 2019 are included in property, plant and equipment, net on our Consolidated Condensed Balance Sheet.
Supplemental cash flow information related to our operating and finance leases is as follows for the period presented (in millions):

Six Month Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13
Operating cash flows from finance leases	$4
Financing cash flows from finance leases	$6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9
Finance leases	$—
As of June 30, 2019, we have executed agreements that contain a lease with a future lease commencement date and future lease commitments of $1 million primarily related to an office lease which is scheduled to commence in September 2019.
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
Revenue recognized related to fixed lease payments on our operating leases for the period presented is as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating Leases(1)
Fixed lease payments	$70	$139
____________

(1)	Revenues associated with our operating leases are included in Commodity revenue and other revenue on our Consolidated Condensed Statement of Operations.
The total contractual future minimum lease rentals for our contracts that have commenced and are accounted for as operating leases at June 30, 2019, are as follows (in millions):

2019	$204
2020	287
2021	261
2022	227
2023	144
Thereafter	284
Total	$1,407
We do not recognize lease receivables associated with our operating leases as the long-lived assets subject to the lease contracts are recorded on our Consolidated Condensed Balance Sheet and are being depreciated over their estimated useful lives. Amounts recorded on our Consolidated Condensed Balance Sheet associated with the long-lived assets subject to our operating leases as of June 30, 2019 are as follows (in millions):

June 30, 2019
Assets subject to contracts accounted for as operating leases
Property, plant and equipment, gross	$3,076
Accumulated depreciation	(903)
Property, plant and equipment, net(1)	$2,173
____________

(1)	Our assets subject to contracts that are accounted for as operating leases primarily consist of our power plants subject to tolling contracts.
We also record lease levelization assets and liabilities for any difference between the timing of the contractual payments made related to our operating lease contracts and revenue recognized on a straight-line basis. These balances are included in current and long-term assets and liabilities on our Consolidated Condensed Balance Sheet.

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
Sale of Garrison Energy Center and RockGen Energy Center
On July 10, 2019, we, through our indirect, wholly owned subsidiaries Calpine Holdings, LLC and Calpine Northbrook Project Holdings, LLC, completed the sale of 100% of our ownership interests in Garrison Energy Center LLC (“Garrison”) and RockGen Energy LLC (“RockGen”) to Cobalt Power, L.L.C. for approximately $360 million, subject to certain working capital adjustments and the execution of financial commodity contracts. Garrison owns the Garrison Energy Center, a 309 MW natural gas-fired, combined-cycle power plant located in Dover, Delaware, and RockGen owns the RockGen Energy Center, a 503 MW natural gas-fired, simple-cycle power plant located in Christiana, Wisconsin. We used the sale proceeds, together with cash on hand, to fund a dividend of $400 million to our parent, CPN Management, LP.
At June 30, 2019, the assets and liabilities of Garrison and RockGen, which are part of our East segment, were classified as current assets and liabilities held for sale on our Consolidated Condensed Balance Sheet consisting primarily of property, plant and equipment, net, and finance leases, respectively. We recorded impairment losses of $40 million and $55 million during the three and six months ended June 30, 2019, respectively, associated with the sale to adjust the carrying value of the assets to reflect fair value less cost to sell.

5.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the six months ended June 30, 2019. See Note 7 in our 2018 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 7,880 MW and 7,880 MW at June 30, 2019 and December 31, 2018, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided support to these VIEs in the form of cash and other contributions of nil during each of the three and six months ended June 30, 2019 and 2018.
OMEC — OMEC has a ten-year tolling agreement with SDG&E, which commenced on October 3, 2009. Under a ground lease agreement, OMEC held a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which was exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E, which would commence on October 3, 2019. The RA contract received initial regulatory approval by the California Public Utilities Commission (“CPUC”) on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC, which appeal was denied on August 1, 2019. As a result, we continue to work to commence the RA contract. However, in the event that we are not successful and another alternative is not reached with SDG&E prior to October 3, 2019, OMEC expects to close on the put and transfer the Otay Mesa Energy Center to SDG&E for $280 million on or about October 3, 2019, which transaction could result in a write down of the carrying value of the asset.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At June 30, 2019 and December 31, 2018, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of June 30, 2019	June 30, 2019	December 31, 2018
Greenfield LP(1)	50%	$56	$55
Whitby	50%	10	15
Calpine Receivables	100%	5	6
Total investments in unconsolidated subsidiaries		$71	$76
____________

(1)	Includes our share of accumulated other comprehensive income/loss related to interest rate hedging instruments associated with our unconsolidated subsidiary Greenfield LP’s debt.
Our risk of loss related to our investments in Greenfield LP and Whitby is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $67 million which consists of our notes receivable from Calpine Receivables at June 30, 2019 and our initial investment associated with Calpine Receivables. See Note 12 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At June 30, 2019 and December 31, 2018, Greenfield LP’s debt was approximately $304 million and $301 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $152 million and $151 million at June 30, 2019 and December 31, 2018, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three and six months ended June 30, 2019 and 2018, is recorded in (income) from unconsolidated subsidiaries. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Greenfield LP	$(4)	$(2)	$(6)	$(4)
Whitby	(2)	(4)	(6)	(8)
Calpine Receivables	1	1	1	1
Total	$(5)	$(5)	$(11)	$(11)
Distributions from Greenfield LP were nil during each of the three and six months ended June 30, 2019 and 2018. Distributions from Whitby were nil and $11 million during the three and six months ended June 30, 2019, respectively, and $2 million and $5 million during the three and six months ended June 30, 2018, respectively. We did not have material distributions from our investment in Calpine Receivables for the three and six months ended June 30, 2019 and 2018.
Inland Empire Energy Center Put and Call Options — We held a call option to purchase the Inland Empire Energy Center (a 775 MW natural gas-fired power plant located in California) at predetermined prices from GE that could be exercised between years 2017 and 2024. GE held a put option whereby they could require us to purchase the power plant, if certain plant performance criteria were met by 2025. On February 1, 2019, we entered into an agreement with GE, which among other things, terminated our call option and GE’s put option related to the Inland Empire Energy Center. As per this agreement, we will take ownership of the facility site and certain remaining site infrastructure and equipment after closure and decommissioning of the facility at a future date, until such time GE continues to own, operate and maintain the power plant, including directing any closure activities. As GE continues to direct all such significant activities of the power plant, we have determined that we no longer hold any variable interests in the Inland Empire Energy Center and it is not a VIE to Calpine.

6.	Debt
Our debt at June 30, 2019 and December 31, 2018, was as follows (in millions):

	June 30, 2019	December 31, 2018
Senior Unsecured Notes	$2,990	$3,036
First Lien Term Loans	2,979	2,976
First Lien Notes	2,402	2,400
Project financing, notes payable and other	1,229	1,264
CCFC Term Loan	971	974
Finance lease obligations	78	105
Corporate Revolving Facility	75	30
Subtotal	10,724	10,785
Less: Current maturities	263	637
Total long-term debt	$10,461	$10,148
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, increased to 5.9% for the six months ended June 30, 2019, from 5.7% for the same period in 2018. Since the fourth quarter of 2018, we have cumulatively repurchased $438 million in aggregate principal of our Senior Unsecured Notes for $399 million.
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	June 30, 2019	December 31, 2018
2023 Senior Unsecured Notes	$1,228	$1,227
2024 Senior Unsecured Notes	589	599
2025 Senior Unsecured Notes	1,173	1,210
Total Senior Unsecured Notes	$2,990	$3,036
During the six months ended June 30, 2019, we repurchased $48 million in aggregate principal of our Senior Unsecured Notes for $44 million. In connection with the repurchases, we recorded approximately $4 million in gain on extinguishment of debt.
First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	June 30, 2019	December 31, 2018
2019 First Lien Term Loan	$—	$389
2023 First Lien Term Loans	535	1,059
2024 First Lien Term Loan	1,522	1,528
2026 First Lien Term Loan	922	—
Total First Lien Term Loans	$2,979	$2,976
On April 5, 2019, we entered into a $950 million first lien senior secured term loan which bears interest, at our option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Effective Rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar Rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the credit agreement), plus an applicable margin of 1.75%, or (ii) LIBOR plus 2.75% per annum (with a 0% LIBOR floor) and matures on April 5, 2026. An aggregate amount equal to 0.25% of the aggregate principal amount of the 2026 First Lien Term Loan is payable at the end of each quarter with the remaining balance payable on the maturity date. We paid an upfront fee of an amount equal to 1.0% of the aggregate principal amount of the 2026 First Lien Term Loan, which is structured as original issue discount and recorded approximately $7 million in debt issuance costs during the second quarter of 2019 related to the issuance of our 2026 First Lien

Term Loan. The 2026 First Lien Term Loan contains substantially similar covenants, qualifications, exceptions and limitations as our First Lien Term Loans and First Lien Notes. We used the proceeds from our 2026 First Lien Term Loan to repay our 2019 First Lien Term Loan and a portion of our 2023 First Lien Term Loans with a maturity date in January 2023 and recorded approximately $3 million in loss on extinguishment of debt during the second quarter of 2019 associated with the repayment.
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	June 30, 2019	December 31, 2018
2022 First Lien Notes	$744	$743
2024 First Lien Notes	487	486
2026 First Lien Notes	1,171	1,171
Total First Lien Notes	$2,402	$2,400
Project Financing, Notes Payable and Other
On January 29, 2019, Pacific Gas and Electric Company (“PG&E”) and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. As a result of PG&E’s bankruptcy, we are currently unable to make distributions from our Russell City and Los Esteros projects in accordance with the terms of the project debt agreements associated with each related project. In July 2019, we executed forbearance agreements associated with the Russell City and Los Esteros project debt agreements, under which the lenders have agreed to forbear enforcement of their rights and remedies, including the ability to accelerate the repayment of borrowings outstanding, otherwise arising because PG&E did not assume our PPAs during the first 180 days of PG&E’s bankruptcy proceeding. The forbearance agreements are effective for rolling 90-day periods, so long as we continue to meet certain conditions, including that the PPAs have not been rejected and there are no other defaults under the project debt agreements or the forbearance agreements. We may be required to reclassify $362 million of Russell City and Los Esteros long-term project debt outstanding at June 30, 2019 to a current liability in a future period. We continue to monitor the bankruptcy proceedings and are assessing our options.
In the event that the exercise of the OMEC put option is not rescinded, the OMEC project debt will become payable on November 3, 2019. See Note 5 for further information related to the OMEC put option.
Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Corporate Revolving Facility(1)	$585	$693
CDHI(2)	30	251
Various project financing facilities	227	228
Other corporate facilities(3)	293	193
Total	$1,135	$1,365
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion.

(2)
Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI letter of credit facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available.

(3)	We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at June 30, 2019.

Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,011	$2,990	$2,803	$3,036
First Lien Term Loans	3,013	2,979	2,877	2,976
First Lien Notes	2,462	2,402	2,299	2,400
Project financing, notes payable and other(1)	1,136	1,153	1,209	1,188
CCFC Term Loan	980	971	938	974
Corporate Revolving Facility	75	75	30	30
Total	$10,677	$10,570	$10,156	$10,604
____________

(1)	Excludes an agreement that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$165	$—	$—	$165
Commodity instruments:
Commodity exchange traded derivatives contracts	1,089	—	—	1,089
Commodity forward contracts(2)	—	350	322	672
Interest rate hedging instruments	—	6	—	6
Effect of netting and allocation of collateral(3)(4)	(1,089)	(243)	(20)	(1,352)
Total assets	$165	$113	$302	$580
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$1,179	$—	$—	$1,179
Commodity forward contracts(2)	—	474	96	570
Interest rate hedging instruments	—	33	—	33
Effect of netting and allocation of collateral(3)(4)	(1,179)	(298)	(21)	(1,498)
Total liabilities	$—	$209	$75	$284

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$168	$—	$—	$168
Commodity instruments:
Commodity exchange traded derivatives contracts	933	—	—	933
Commodity forward contracts(2)	—	338	212	550
Interest rate hedging instruments	—	40	—	40
Effect of netting and allocation of collateral(3)(4)	(933)	(262)	(26)	(1,221)
Total assets	$168	$116	$186	$470
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$932	$—	$—	$932
Commodity forward contracts(2)	—	549	220	769
Interest rate hedging instruments	—	10	—	10
Effect of netting and allocation of collateral(3)(4)	(932)	(310)	(26)	(1,268)
Total liabilities	$—	$249	$194	$443
___________

(1)
At June 30, 2019 and December 31, 2018, we had cash equivalents of $16 million and $23 million included in cash and cash equivalents and $149 million and $145 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $90 million, $55 million and $1 million, respectively, at June 30, 2019. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $(1) million, $48 million and nil, respectively, at December 31, 2018.

At June 30, 2019 and December 31, 2018, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at June 30, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2019
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$190	Discounted cash flow	Market price (per MWh)	$7.09	—	$123.34	/MWh
Power Congestion Products	$18	Discounted cash flow	Market price (per MWh)	$(8.63)	—	$11.48	/MWh
Natural Gas Contracts	$6	Discounted cash flow	Market price (per MMBtu)	$0.61	—	$9.75	/MMBtu

	December 31, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$36	Discounted cash flow	Market price (per MWh)	$2.12	—	$227.98	/MWh
Power Congestion Products	$26	Discounted cash flow	Market price (per MWh)	$(11.71)	—	$11.88	/MWh
Natural Gas Contracts	$(73)	Discounted cash flow	Market price (per MMBtu)	$0.75	—	$8.87	/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$105	$129	$(8)	$197
Realized and mark-to-market gains (losses):
Included in net income (loss):
Included in operating revenues(1)	152	31	197	(28)
Included in fuel and purchased energy expense(2)	1	18	2	15
Change in collateral	(1)	1	1	(1)
Purchases, Issuances and settlements:
Purchases	1	5	3	9
Issuances	(1)	—	(1)	—
Settlements	(35)	(42)	28	(53)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	6	(1)	7	(1)
Transfers out of level 3(5)	(1)	(10)	(2)	(7)
Balance, end of period	$227	$131	$227	$131
Change in unrealized gains (losses) relating to instruments still held at end of period	$153	$49	$199	$(13)
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and six months ended June 30, 2019 and 2018.

(4)
We had $6 million in gains and $(1) million in losses transferred out of level 2 into level 3 for the three months ended June 30, 2019 and 2018, respectively, and $7 million in gains and $(1) million in losses transferred out of level 2 into level 3 for the six months ended June 30, 2019 and 2018, respectively, due to changes in market liquidity in various power markets.

(5)
We had $1 million and $10 million in gains transferred out of level 3 into level 2 for the three months ended June 30, 2019 and 2018, respectively, and $2 million and $7 million in gains transferred out of level 3 into level 2 for the six months ended June 30, 2019 and 2018, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three and six months ended June 30, 2019 and 2018.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of June 30, 2019, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 6 years.
As of June 30, 2019 and December 31, 2018, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows:

Derivative Instruments	Notional Amounts
	June 30, 2019	December 31, 2018	Unit of Measure
Power	(181)	(161)	Million MWh
Natural gas	1,048	1,045	Million MMBtu
Environmental credits	13	13	Million Tonnes
Interest rate hedging instruments	$4.3	$4.5	Billion U.S. dollars
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of June 30, 2019, was $230 million for which we have posted collateral of $171 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $5 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.

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
Cash Flow Hedges — We currently apply hedge accounting to our interest rate hedging instruments. We report the mark-to-market gain or loss on our interest rate hedging instruments designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Prior to January 1, 2019, gains and losses due to ineffectiveness on interest rate hedging instruments were recognized in earnings as a component of interest expense. Upon the adoption of Accounting Standards Update 2017-12 on January 1, 2019, hedge ineffectiveness is no longer separately measured and recorded in earnings. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value will be recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction affects earnings or until it is determined that the forecasted transaction is probable of not occurring.
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

The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$861	$(861)	$—
Commodity forward contracts	388	(188)	200
Interest rate hedging instruments	5	(3)	2
Total current derivative assets(2)	$1,254	$(1,052)	$202
Commodity exchange traded derivatives contracts	228	(228)	—
Commodity forward contracts	284	(71)	213
Interest rate hedging instruments	1	(1)	—
Total long-term derivative assets(2)	$513	$(300)	$213
Total derivative assets	$1,767	$(1,352)	$415

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(861)	$861	$—
Commodity forward contracts	(393)	234	(159)
Interest rate hedging instruments	(9)	3	(6)
Total current derivative (liabilities)(2)	$(1,263)	$1,098	$(165)
Commodity exchange traded derivatives contracts	(318)	318	—
Commodity forward contracts	(177)	81	(96)
Interest rate hedging instruments	(24)	1	(23)
Total long-term derivative (liabilities)(2)	$(519)	$400	$(119)
Total derivative liabilities	$(1,782)	$1,498	$(284)
Net derivative assets (liabilities)	$(15)	$146	$131

	December 31, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$820	$(820)	$—
Commodity forward contracts	341	(229)	112
Interest rate hedging instruments	30	—	30
Total current derivative assets(3)	$1,191	$(1,049)	$142
Commodity exchange traded derivatives contracts	113	(113)	—
Commodity forward contracts	209	(59)	150
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(3)	$332	$(172)	$160
Total derivative assets	$1,523	$(1,221)	$302

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(764)	$764	$—
Commodity forward contracts	(576)	277	(299)
Interest rate hedging instruments	(4)	—	(4)
Total current derivative (liabilities)(3)	$(1,344)	$1,041	$(303)
Commodity exchange traded derivatives contracts	(168)	168	—
Commodity forward contracts	(193)	59	(134)
Interest rate hedging instruments	(6)	—	(6)
Total long-term derivative (liabilities)(3)	$(367)	$227	$(140)
Total derivative liabilities	$(1,711)	$1,268	$(443)
Net derivative assets (liabilities)	$(188)	$47	$(141)
____________

(1)
At June 30, 2019 and December 31, 2018, we had $142 million and $244 million, respectively, of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At June 30, 2019, current and long-term derivative assets are shown net of collateral of $(27) million and $(3) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $72 million and $104 million, respectively.

(3)
At December 31, 2018, current and long-term derivative assets are shown net of collateral of $(58) million and $(8) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $49 million and $64 million, respectively.

	June 30, 2019		December 31, 2018
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$2	$27	$40	$10
Total derivatives designated as cash flow hedging instruments	$2	$27	$40	$10

Derivatives not designated as hedging instruments:
Commodity instruments	$413	$255	$262	$433
Interest rate hedging instruments	—	2	—	—
Total derivatives not designated as hedging instruments	$413	$257	$262	$433
Total derivatives	$415	$284	$302	$443
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized gain (loss)(1)(2)
Commodity derivative instruments	$58	$69	$169	$66
Total realized gain (loss)	$58	$69	$169	$66

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$187	$188	$233	$(183)
Interest rate hedging instruments	(1)	1	(2)	3
Total mark-to-market gain (loss)	$186	$189	$231	$(180)
Total activity, net	$244	$258	$400	$(114)
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.

(3)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$541	$183	$578	$(176)
Derivatives contracts included in fuel and purchased energy expense(2)(3)	(296)	74	(176)	59
Interest rate hedging instruments included in interest expense	(1)	1	(2)	3
Total activity, net	$244	$258	$400	$(114)
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended June 30,		Three Months Ended June 30,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(3)(4)
	2019	2018	2019	2018	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(32)	$15	$3	$—	Interest expense
Total	$(32)	$15	$3	$—

	Six Months Ended June 30,		Six Months Ended June 30,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(3)(4)
	2019	2018	2019	2018	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(57)	$69	$5	$(6)	Interest expense
Interest rate hedging instruments(1)(2)	—	1	—	(1)	Depreciation and amortization expense
Total	$(57)	$70	$5	$(7)
____________

(1)
We recorded $1 million in gains on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during each of the three and six months ended June 30, 2018. Upon the adoption of Accounting Standards Update 2017-12 on January 1, 2019, hedge ineffectiveness is no longer separately measured and recorded in earnings.

(2)
We recorded an income tax benefit of $1 million and $7 million for the three months ended June 30, 2019 and 2018, respectively, and income tax benefit of $1 million and income tax expense of $4 million for the six months ended June 30, 2019 and 2018, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $89 million and $34 million at June 30, 2019 and December 31, 2018, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $4 million and $3 million at June 30, 2019 and December 31, 2018, respectively.

(4)
Includes losses (gains) of nil that were reclassified from AOCI to interest expense for the three months ended June 30, 2019 and 2018, and losses of $1 million and nil that were reclassified from AOCI to interest expense for the six months ended June 30, 2019 and 2018, respectively, where the hedged transactions became probable of not occurring.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Margin deposits(1)	$373	$343
Natural gas and power prepayments	34	31
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$407	$374

Letters of credit issued	$900	$1,166
First priority liens under power and natural gas agreements	42	92
First priority liens under interest rate hedging instruments	29	10
Total letters of credit and first priority liens with our counterparties	$971	$1,268

Margin deposits posted with us by our counterparties(1)(3)	$85	$52
Letters of credit posted with us by our counterparties	31	27
Total margin deposits and letters of credit posted with us by our counterparties	$116	$79
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

(2)
At June 30, 2019 and December 31, 2018, $162 million and $79 million, respectively, were included in current and long-term derivative assets and liabilities, $237 million and $286 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At June 30, 2019 and December 31, 2018, $16 million and $32 million, respectively, were included in current and long-term derivative assets and liabilities, $28 million and $20 million, respectively, were included in other current liabilities and $41 million and nil, respectively, were included in other long-term liabilities on our Consolidated Condensed Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

10.	Income Taxes
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense (benefit)	$9	$(158)	$19	$(50)
Effective tax rate	3%	(81)%	4%	17%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and six months ended June 30, 2019 and 2018, our income tax expense (benefit) is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances.
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
Limitation on Deduction of Net Business Interest Expense — On November 26, 2018, the U.S. Treasury Department released proposed regulations which would limit the current deductibility of net business interest expense. The proposed regulations would be applicable for taxable years ending after the date on which the regulations become final. Companies have the discretion to apply the proposed regulations, but must apply all such provisions of the proposed regulations on a consistent basis. As of June 30, 2019, we have not elected to apply the proposed regulations for the 2018 or 2019 tax years and we do not expect the application of the final regulations will have a material effect on our Consolidated Condensed Financial Statements.
Unrecognized Tax Benefits — At June 30, 2019, we had unrecognized tax benefits of $29 million. If recognized, $17 million of our unrecognized tax benefits could affect the annual effective tax rate and $12 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $3 million for income tax matters at June 30, 2019. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $8 million in unrecognized tax benefits could occur within the next twelve months primarily related to state tax issues.

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

Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of June 30, 2019, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2018 Form 10-K.

12.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below:
Calpine Receivables — Under the Accounts Receivable Sales Program, at June 30, 2019 and December 31, 2018, we had $244 million and $238 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $57 million and $34 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the six months ended June 30, 2019 and 2018, we sold an aggregate of $1.1 billion and $1.1 billion, respectively, in trade accounts receivable and recorded $1.1 billion and $1.1 billion, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 7 and 17 in our 2018 Form 10-K.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. We recorded $17 million and $19 million in Commodity revenue during the three months ended June 30, 2019 and 2018, respectively, and $37 million and $38 million in Commodity revenue during the six months ended June 30, 2019 and 2018, associated with this contract with Lyondell. We recorded $4 million and $4 million in Commodity expense during the three months ended June 30, 2019 and 2018, respectively, and $7 million and $6 million in Commodity expense during the six months ended June 30, 2019 and 2018, associated with this contract with Lyondell. At June 30, 2019 and December 31, 2018, the related party receivable and payable associated with this contract with Lyondell were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. The terms of most of these contracts were negotiated prior to the Merger. As of June 30, 2019 and December 31, 2018, the related party receivables and payables associated with these transactions were immaterial.

13.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At June 30, 2019, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments.
Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended June 30, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$649	$899	$646	$1,082	$(677)	$2,599

Commodity Margin	$251	$173	$235	$93	$—	$752
Add: Mark-to-market commodity activity, net and other(2)	58	240	94	(182)	(10)	200
Less:
Operating and maintenance expense	84	66	72	33	(10)	245
Depreciation and amortization expense	60	54	48	13	—	175
General and other administrative expense	5	15	10	4	—	34
Other operating expenses	7	1	11	—	—	19
Impairment losses	—	—	40	—	—	40
(Income) from unconsolidated subsidiaries	—	—	(6)	1	—	(5)
Income (loss) from operations	153	277	154	(140)	—	444
Interest expense						157
Gain on extinguishment of debt and other (income) expense, net						8
Income before income taxes						$279

	Three Months Ended June 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$355	$993	$341	$935	$(365)	$2,259

Commodity Margin	$241	$151	$225	$77	$—	$694
Add: Mark-to-market commodity activity, net and other(2)	(23)	301	(7)	(67)	(8)	196
Less:
Operating and maintenance expense	80	65	65	41	(9)	242
Depreciation and amortization expense	67	57	49	13	—	186
General and other administrative expense	5	13	8	5	—	31
Other operating expenses	8	3	8	—	—	19
(Income) from unconsolidated subsidiaries	—	—	(6)	1	—	(5)
Income (loss) from operations	58	314	94	(50)	1	417
Interest expense						157
Other (income) expense, net						62
Income before income taxes						$198

	Six Months Ended June 30, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$1,331	$1,642	$1,335	$2,080	$(1,190)	$5,198

Commodity Margin	$515	$335	$500	$181	$—	$1,531
Add: Mark-to-market commodity activity, net and other(4)	114	284	107	(235)	(18)	252
Less:
Operating and maintenance expense	165	131	139	67	(18)	484
Depreciation and amortization expense	133	99	91	26	—	349
General and other administrative expense	12	27	19	8	—	66
Other operating expenses	16	3	19	—	—	38
Impairment losses	—	—	55	—	—	55
(Income) from unconsolidated subsidiaries	—	—	(12)	1	—	(11)
Income (loss) from operations	303	359	296	(156)	—	802
Interest expense						306
Gain on extinguishment of debt and other (income) expense, net						27
Income before income taxes						$469

	Six Months Ended June 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$835	$1,133	$955	$1,873	$(528)	$4,268

Commodity Margin	$426	$317	$409	$154	$—	$1,306
Add: Mark-to-market commodity activity, net and other(4)	(10)	(246)	33	61	(15)	(177)
Less:
Operating and maintenance expense	170	145	136	81	(15)	517
Depreciation and amortization expense	134	133	94	26	—	387
General and other administrative expense	21	38	23	9	—	91
Other operating expenses	22	19	15	—	—	56
(Income) from unconsolidated subsidiaries	—	—	(12)	1	—	(11)
Income (loss) from operations	69	(264)	186	98	—	89
Interest expense						308
Other (income) expense, net						69
Loss before income taxes						$(288)
_________

(1)
Includes intersegment revenues of $100 million and $70 million in the West, $348 million and $276 million in Texas, $228 million and $18 million in the East and $1 million and $1 million in Retail for the three months ended June 30, 2019 and 2018, respectively.

(2)	Includes $(19) million and $(19) million of lease levelization and $18 million and $25 million of amortization expense for the three months ended June 30, 2019 and 2018, respectively.

(3)
Includes intersegment revenues of $262 million and $184 million in the West, $559 million and $209 million in Texas, $365 million and $133 million in the East and $4 million and $2 million in Retail for the six months ended June 30, 2019 and 2018, respectively.

(4)	Includes $(35) million and $(35) million of lease levelization and $39 million and $53 million of amortization expense for the six months ended June 30, 2019 and 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Subsequent to the completion of the sale of the Garrison and RockGen Energy Centers on July 10, 2019, our wholesale power plant portfolio, including partnership interests, consists of 78 power plants, including one under construction, with an aggregate current generation capacity of 25,885 MW and 361 MW under construction. In March 2019, our York 2 Energy Center commenced commercial operations, bringing online approximately 828 MW of combined-cycle, natural gas-fired capacity with dual-fuel capability. Our fleet consists of 63 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our wholesale geographic segments have an aggregate generation capacity of 7,435 MW in the West, 9,095 MW in Texas and 9,355 MW with an additional 361 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 23 states in the U.S. and in Canada and Mexico.
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
PJM
On June 29, 2018, the FERC issued a decision finding PJM’s current tariff to be unjust and unreasonable due to the price-suppressive effects of out-of-market compensation provided to certain generation resources by states within the PJM market. The FERC rejected both replacement proposals submitted by PJM to address the issue and instead opted for an expedited paper hearing to identify a reasonable replacement mechanism. In its decision, the FERC outlined a Fixed Resource Requirement Alternative (“FRR Alternative”) in which power resources receiving out-of-market subsidies could choose to be removed from the PJM market along with a commensurate amount of load. PJM made a compliance filing on October 2, 2018 to implement the FERC’s proposed FRR Alternative, which we do not support. In the same compliance filing, however, PJM also included additional market rule changes we do support that would partially mitigate the impact of out-of-market subsidies on wholesale capacity market prices. PJM’s filing has been pending for many months. On April 10, 2019, PJM submitted a filing to the FERC requesting authorization to run the auction in August 2019 under the current tariff, notwithstanding the FERC’s June 2018 ruling that the tariff is unjust and unreasonable. On July 25, 2019, the FERC issued an order rejecting PJM’s request and ordered PJM not to run the auction as scheduled. As this issue is unresolved, we cannot predict the ultimate effect on our financial condition, results of operations or cash flows.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
Below are our results of operations for the three months ended June 30, 2019 as compared to the same period in 2018 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2019	2018	Change	% Change
Operating revenues:
Commodity revenue	$2,128	$2,121	$7	—
Mark-to-market gain	467	131	336	#
Other revenue	4	7	(3)	(43)
Operating revenues	2,599	2,259	340	15
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,367	1,426	59	4
Mark-to-market (gain) loss	280	(57)	(337)	#
Fuel and purchased energy expense	1,647	1,369	(278)	(20)
Operating and maintenance expense	245	242	(3)	(1)
Depreciation and amortization expense	175	186	11	6
General and other administrative expense	34	31	(3)	(10)
Other operating expenses	19	19	—	—
Total operating expenses	2,120	1,847	(273)	(15)
Impairment losses	40	—	(40)	#
(Income) from unconsolidated subsidiaries	(5)	(5)	—	—
Income from operations	444	417	27	6
Interest expense	157	157	—	—
Loss on extinguishment of debt	3	—	(3)	#
Other (income) expense, net	5	62	57	92
Income before income taxes	279	198	81	41
Income tax expense (benefit)	9	(158)	(167)	#
Net income	270	356	(86)	(24)
Net income attributable to the noncontrolling interest	(4)	(4)	—	—
Net income attributable to Calpine	$266	$352	$(86)	(24)

	2019	2018	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	21,156	21,451	(295)	(1)
Average availability(2)	81.5%	80.8%	0.7%	1
Average total MW in operation(1)	25,908	25,153	755	3
Average capacity factor, excluding peakers	41.6%	43.9%	(2.3)%	(5)
Steam Adjusted Heat Rate(2)	7,338	7,387	49	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $66 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$49
Higher energy margins primarily associated with higher contribution from hedging activities in both our wholesale and retail business segments and commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019

9	Higher PJM and ISO-NE regulatory capacity revenue in our East segment
8	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$66
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Our normal, recurring operating and maintenance expense, after excluding the effect of restarting our Sutter and South Point Energy Centers in 2018 and York 2 Energy Center achieving commercial operations in March 2019, decreased by $8 million for the three months ended June 30, 2019 compared to the same period in 2018. The decrease was offset by an $11 million increase in operating and maintenance expense primarily associated with higher major maintenance expense resulting from our plant outage schedule and an increase in equipment failure costs.
During the three months ended June 30, 2019, we recorded impairment losses of approximately $40 million related to the sale of our Garrison and RockGen Energy Centers. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to the sale.
Other (income) expense, net decreased by $57 million for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to shareholder settlement costs associated with the Merger, which were recorded during the second quarter of 2018.
During the three months ended June 30, 2019, we recorded income tax expense of $9 million compared to an income tax benefit of $158 million for the three months ended June 30, 2018. The unfavorable period-over-period change primarily resulted from changes in the effect of applying the intraperiod tax allocation rules to our results of operations and related tax expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Below are our results of operations for the six months ended June 30, 2019 as compared to the same period in 2018 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2019	2018	Change	% Change
Operating revenues:
Commodity revenue	$4,666	$4,517	$149	3
Mark-to-market gain (loss)	523	(260)	783	#
Other revenue	9	11	(2)	(18)
Operating revenues	5,198	4,268	930	22
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	3,125	3,216	91	3
Mark-to-market (gain) loss	290	(77)	(367)	#
Fuel and purchased energy expense	3,415	3,139	(276)	(9)
Operating and maintenance expense	484	517	33	6
Depreciation and amortization expense	349	387	38	10
General and other administrative expense	66	91	25	27
Other operating expenses	38	56	18	32
Total operating expenses	4,352	4,190	(162)	(4)
Impairment losses	55	—	(55)	#
(Income) from unconsolidated subsidiaries	(11)	(11)	—	—
Income from operations	802	89	713	#
Interest expense	306	308	2	1
Gain on extinguishment of debt	(1)	—	1	#
Other (income) expense, net	28	69	41	59
Income (loss) before income taxes	469	(288)	757	#
Income tax expense (benefit)	19	(50)	(69)	#
Net income (loss)	450	(238)	688	#
Net income attributable to the noncontrolling interest	(9)	(8)	(1)	(13)
Net income (loss) attributable to Calpine	$441	$(246)	$687	#

	2019	2018	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	43,257	42,251	1,006	2
Average availability(2)	84.2%	84.2%	—%	—
Average total MW in operation(1)	25,558	25,170	388	2
Average capacity factor, excluding peakers	43.9%	43.4%	0.5%	1
Steam Adjusted Heat Rate(2)	7,305	7,356	51	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $240 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$202
Higher energy margins primarily associated with higher market Spark Spreads in the West during the first quarter of 2019 compared to the same period in 2018, higher contribution from both wholesale and retail hedging activities and the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019. The increase was partially offset by a gain associated with the cancellation of a PPA recorded in the first quarter of 2018 with no similar activity in 2019

54	Higher PJM and ISO-NE regulatory capacity revenue in our East segment
(31)	The sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in 2019
15	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$240
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $416 million primarily driven by lower forward power and natural gas prices during the six months ended June 30, 2019.
Our normal, recurring operating and maintenance expense, after excluding the effect of restarting our Sutter and South Point Energy Centers in 2018 and York 2 Energy Center achieving commercial operations in March 2019, decreased by $6 million for the six months ended June 30, 2019 compared to the same period in 2018. The remaining decrease in operating and maintenance expense for the six months ended June 30, 2019 compared to the same period in 2018 primarily resulted from the acceleration of stock-based compensation expense during the first quarter of 2018 in connection with the consummation of the Merger. We no longer incur stock-based compensation expense subsequent to the consummation of the Merger.
Depreciation and amortization expense decreased by $38 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the change in estimated useful lives for our componentized balance of plant parts and rotable parts initiated in 2018 primarily offset by adjustments related to our asset retirement obligations during the first quarter of 2019.
General and other administrative expense decreased by $25 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily resulting from the acceleration of stock-based compensation expense during the first quarter of 2018 in connection with the consummation of the Merger in March 2018.
Other operating expense decreased by $18 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to Merger-related costs associated with legal, investment banking and other professional fees in March 2018 partially offset by the write-off of unamortized balances associated with the termination of a PPA during the first quarter of 2018.
During the six months ended June 30, 2019, we recorded impairment losses of approximately $55 million related to the sale of our Garrison and RockGen Energy Centers. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to the sale.
Other (income) expense, net decreased by $41 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to shareholder settlement costs associated with the Merger recorded during the second quarter of 2018. The decrease was partially offset by the net effect of a settlement agreement with GE executed in February 2019 which, among other things, terminated our call option and GE’s put option related to the Inland Empire Energy Center. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to the Inland Empire Energy Center.
During the six months ended June 30, 2019, we recorded income tax expense of $19 million compared to an income tax benefit of $50 million for the six months ended June 30, 2018. The unfavorable period-over-period change primarily resulted from changes in the effect of applying the intraperiod tax allocation rules to our results of operations and related tax expense.
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
Commodity Margin by Segment for the Three Months Ended June 30, 2019 and 2018
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended June 30, 2019 and 2018 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2019	2018	Change	% Change
Commodity Margin (in millions)	$251	$241	$10	4
Commodity Margin per MWh generated	$62.52	$61.29	$1.23	2

MWh generated (in thousands)	4,015	3,932	83	2
Average availability	79.7%	78.3%	1.4%	2
Average total MW in operation	7,430	7,425	5	—
Average capacity factor, excluding peakers	26.6%	25.6%	1.0%	4
Steam Adjusted Heat Rate	7,526	7,533	7	—
West — Commodity Margin in our West segment increased by $10 million, or 4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily resulting from higher contribution from hedging activities due to lower market Spark Spreads and higher resource adequacy revenues.

Texas:	2019	2018	Change	% Change
Commodity Margin (in millions)	$173	$151	$22	15
Commodity Margin per MWh generated	$16.48	$13.11	$3.37	26

MWh generated (in thousands)	10,497	11,519	(1,022)	(9)
Average availability	80.9%	86.2%	(5.3)%	(6)
Average total MW in operation	8,855	8,850	5	—
Average capacity factor, excluding peakers	54.3%	59.6%	(5.3)%	(9)
Steam Adjusted Heat Rate	7,149	7,124	(25)	—
Texas — Commodity Margin in our Texas segment increased by $22 million, or 15%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to higher contribution from hedging activities. The increase in Commodity Margin was partially offset by lower on-peak market Spark Spreads during the second quarter of 2019 compared to the same period in 2018, which was partially responsible for the 9% period-over-period decrease in generation.

East:	2019	2018	Change	% Change
Commodity Margin (in millions)	$235	$225	$10	4
Commodity Margin per MWh generated	$35.37	$37.50	$(2.13)	(6)

MWh generated (in thousands)	6,644	6,000	644	11
Average availability	83.5%	77.1%	6.4%	8
Average total MW in operation	9,623	8,878	745	8
Average capacity factor, excluding peakers	41.8%	42.1%	(0.3)%	(1)
Steam Adjusted Heat Rate	7,571	7,832	261	3
East — Commodity Margin in our East segment increased by $10 million, or 4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to higher regulatory capacity revenue in ISO-NE and PJM, higher contribution from hedging activities and the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019. The increase in Commodity Margin was partially offset by lower market Spark Spreads during the second quarter of 2019 compared to the same period in 2018. Generation increased 11% primarily driven by our York 2 Energy Center.

Retail:	2019	2018	Change	% Change
Commodity Margin (in millions)	$93	$77	$16	21
Retail — Commodity Margin in our retail segment increased by $16 million, or 21%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increased contribution from power and gas supply hedging activity.
Commodity Margin by Segment for the Six Months Ended June 30, 2019 and 2018
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the six months ended June 30, 2019 and 2018 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2019	2018	Change	% Change
Commodity Margin (in millions)	$515	$426	$89	21
Commodity Margin per MWh generated	$47.76	$47.12	$0.64	1

MWh generated (in thousands)	10,784	9,041	1,743	19
Average availability	83.3%	82.6%	0.7%	1
Average total MW in operation	7,428	7,425	3	—
Average capacity factor, excluding peakers	35.9%	29.5%	6.4%	22
Steam Adjusted Heat Rate	7,391	7,345	(46)	(1)
West — Commodity Margin in our West segment increased by $89 million, or 21%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily resulting from higher market Spark Spreads in the first quarter of 2019 and higher resource adequacy revenues. Additionally, generation increased 19% due to higher market Spark Spreads in the first quarter of 2019 along with the positive effect of a new contract associated with our Sutter Energy Center which became effective during the second quarter of 2018.

Texas:	2019	2018	Change	% Change
Commodity Margin (in millions)	$335	$317	$18	6
Commodity Margin per MWh generated	$16.17	$14.98	$1.19	8

MWh generated (in thousands)	20,713	21,166	(453)	(2)
Average availability	81.8%	85.7%	(3.9)%	(5)
Average total MW in operation	8,852	8,850	2	—
Average capacity factor, excluding peakers	53.9%	55.1%	(1.2)%	(2)
Steam Adjusted Heat Rate	7,110	7,121	11	—
Texas — Commodity Margin in our Texas segment increased by $18 million, or 6%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to higher contribution from hedging activities in the second quarter of 2019. The increase in Commodity Margin was partially offset by lower on-peak market Spark Spreads during the first half of 2019 compared to the same period in 2018 and higher revenue in the first quarter of 2018 associated with the sale of environmental credits with no similar activity in the same period in 2019.

East:	2019	2018	Change	% Change
Commodity Margin (in millions)	$500	$409	$91	22
Commodity Margin per MWh generated	$42.52	$33.96	$8.56	25

MWh generated (in thousands)	11,760	12,044	(284)	(2)
Average availability	87.3%	83.9%	3.4%	4
Average total MW in operation	9,278	8,895	383	4
Average capacity factor, excluding peakers	39.1%	42.4%	(3.3)%	(8)
Steam Adjusted Heat Rate	7,596	7,780	184	2
East — Commodity Margin in our East segment increased by $91 million, or 22%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to higher regulatory capacity revenue in ISO-NE and PJM, higher contribution from hedging activities and the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019. The increase in Commodity Margin was partially offset by a gain associated with the cancellation of a PPA recorded during first quarter 2018 with no similar activity during the first quarter of 2019.

Retail:	2019	2018	Change	% Change
Commodity Margin (in millions)	$181	$154	$27	18
Retail — Commodity Margin in our retail segment increased by $27 million, or 18%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increased contribution from power and gas supply hedging activity.

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
Liquidity
The following table provides a summary of our liquidity position at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents, corporate(1)	$242	$141
Cash and cash equivalents, non-corporate(2)	55	64
Total cash and cash equivalents	297	205
Restricted cash(2)	262	201
Corporate Revolving Facility availability(3)	1,356	966
CDHI letter of credit facility availability(4)	61	49
Other facilities availability(5)	4	7
Total current liquidity availability(6)	$1,980	$1,428
____________

(1)	Our ability to use corporate cash and cash equivalents is unrestricted.

(2)	See Note 1 of the Notes to Consolidated Condensed Financial Statements for a description of the restrictions on our use of non-corporate cash and cash equivalents and restricted cash.

(3)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion. See “Letter of Credit Facilities” below for amounts issued under letters of credit at June 30, 2019 associated with our Corporate Revolving Facility.

(4)
Our CDHI letter of credit facility is restricted to support certain obligations under PPAs and power transmission and natural gas transportation agreements as well as fund the construction of our Washington Parish Energy Center. Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI letter of credit facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available.

(5)	We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at June 30, 2019.

(6)
Includes $85 million and $52 million of margin deposits posted with us by our counterparties at June 30, 2019 and December 31, 2018, respectively. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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

On July 18, 2019, our board of directors approved a special cash dividend of $400 million to be paid to our parent, CPN Management, LP, which was funded with the proceeds from the sale of the Garrison and RockGen Energy Centers and cash on hand and paid on July 18, 2019. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to the sale of the Garrison and RockGen Energy Centers.
Future cash dividends, if any, may be authorized at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, asset sales, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. We estimate that as of June 30, 2019, a three standard deviation shift in collateral exposure based on commodity market price changes for the previous 12 months applied to our current portfolio of margined transactions would result in an increase in collateral posted of approximately $255 million. This amount is not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Corporate Revolving Facility(1)	$585	$693
CDHI(2)	30	251
Various project financing facilities	227	228
Other corporate facilities(3)	293	193
Total	$1,135	$1,365
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion.

(2)
Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI letter of credit facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available.

(3)	We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at June 30, 2019.
NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2018, our consolidated federal NOLs totaled approximately $6.4 billion.
Cash Flow Activities
The following table summarizes our cash flow activities for the six months ended June 30, 2019 and 2018 (in millions):

	2019	2018
Beginning cash, cash equivalents and restricted cash	$406	$443
Net cash provided by (used in):
Operating activities	519	56
Investing activities	(315)	(234)
Financing activities	(51)	69
Net increase (decrease) in cash, cash equivalents and restricted cash	153	(109)
Ending cash, cash equivalents and restricted cash	$559	$334
Net Cash Provided By Operating Activities
Cash provided by operating activities for the six months ended June 30, 2019, was $519 million compared to $56 million for the six months ended June 30, 2018. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $301 million for the six months ended June 30, 2019, compared to the same period in 2018. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated subsidiaries, gain on sale of assets and mark-to-market activity. The increase in income from operations was primarily driven by a $240 million increase in Commodity revenue, net of Commodity expense, excluding non-cash amortization, a $33 million decrease in operating and maintenance expense and a $25 million decrease in general and other administrative expenses. See “Results of Operations for the Six Months Ended June 30, 2019 and 2018” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $179 million for the six months ended June 30, 2019 compared to the same period in 2018 after adjusting for changes in debt extinguishment costs and certain mark-to-market related balances that do not impact cash provided by operating activities. This change was primarily due to a net decrease in margin posting activity on our commodity hedging activities as well as a decrease in the purchase of environmental products inventory.

Net Cash Used In Investing Activities
Cash used in investing activities for the six months ended June 30, 2019, was $315 million compared to $234 million for the six months ended June 30, 2018. The increase was primarily due to:

•	Capital expenditures — We incurred higher capital expenditures on construction and growth projects during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Net Cash (Used In) Provided By Financing Activities
Cash used in financing activities for the six months ended June 30, 2019, was $51 million compared to cash provided by financing activities of $69 million for the six months ended June 30, 2018. The decrease was primarily due to:

•
First Lien Term Loans — During the six months ended June 30, 2019, we received net proceeds of $941 million from the issuance of the 2026 First Lien Term Loan, which was used to repay our 2019 First Lien Term Loan and a portion of our 2023 First Lien Term Loans. There was no similar activity during the six months ended June 30, 2018.

•
Corporate Revolving Facility — During the six months ended June 30, 2019, we borrowed a net $45 million under our Corporate Revolving Facility, compared to $275 million net borrowings under our Corporate Revolving Facility during the six months ended June 30, 2018. The 2018 borrowing was made in part to fund non-recurring costs associated with the consummation of the Merger, including the repurchase of our equity-classified share based awards on the effective date of the merger.

•
Project Financing, Notes Payable and Other — During the six months ended June 30, 2019, we borrowed $34 million to fund the construction of our Washington Parish Energy Center. There was no similar activity during the six months ended June 30, 2018.

•
Repurchases of Senior Unsecured Notes — During the six months ended June 30, 2019, we repurchased $48 million in aggregate principal of our Senior Unsecured Notes for $44 million. There was no similar activity during the six months ended June 30, 2018.

•
Stock Repurchases — During the six months ended June 30, 2018, we repurchased $79 million of our equity classified share-based awards on the effective date of the Merger. There was no similar activity during the six months ended June 30, 2019.

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
OMEC — OMEC has a ten-year tolling agreement with SDG&E, which commenced on October 3, 2009. Under a ground lease agreement, OMEC held a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which was exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E, which would commence on October 3, 2019. The RA contract received initial regulatory approval by the California Public Utilities Commission (“CPUC”) on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC, which appeal was denied on August 1, 2019. As a result, we continue to work to commence the RA contract. However, in the event that we are not successful and another alternative is not reached with SDG&E prior to October 3, 2019, OMEC expects to close on the put and transfer the Otay Mesa Energy Center to SDG&E for $280 million on or about October 3, 2019, which transaction could result in a write down of the carrying value of the asset.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $415 million at June 30, 2019, compared to approximately $302 million at December 31, 2018, and our derivative liabilities have decreased to approximately $284 million at June 30, 2019, compared to approximately $443 million at December 31, 2018. The fair value of our level 3 derivative assets and liabilities at June 30, 2019 represents approximately 52% and 26% of our total assets and liabilities measured at fair value, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2019, through June 30, 2019, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2019	$(171)	$30	$(141)
Items recognized or otherwise settled during the period(1)(2)	(153)	(12)	(165)
Fair value attributable to new contracts(3)	125	—	125
Changes in fair value attributable to price movements	357	(45)	312
Fair value of contracts outstanding at June 30, 2019(4)	$158	$(27)	$131
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $151 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $(2) million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $12 million related to realized gains from settlements of designated cash flow hedges and nil related to roll-off from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $(1) million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

(4)
We netted all amounts allowed under the derivative accounting guidance on our Consolidated Condensed Balance Sheet, which includes derivative transactions under enforceable master netting arrangements and related cash collateral. Net commodity and interest rate derivative assets and liabilities reported in Notes 7 and 8 of the Notes to Consolidated Condensed Financial Statements are shown net of collateral paid to and received from counterparties under legally enforceable master netting arrangements.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at June 30, 2019, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2019	2020-2021	2022-2023	After 2023	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(53)	(20)	4	—	(69)
Prices based on models and other valuation methods	42	93	40	52	227
Total fair value	$(11)	$73	$44	$52	$158
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

The table below presents the high, low and average of our daily VAR for the three and six months ended June 30, 2019 and 2018 (in millions):

	2019	2018
Three months ended June 30:
High	$39	$45
Low	$22	$24
Average	$28	$33

Six months ended June 30:
High	$50	$45
Low	$22	$19
Average	$32	$30
As of June 30	$37	$34
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
We have concentrations of credit risk with a few of our wholesale counterparties and retail customers relating to our sales of power and steam and our hedging, optimization and trading activities. For example, our wholesale business currently has contracts with investor owned California utilities, which could be affected should they be found liable for recent wildfires in California and, accordingly, incur substantial costs associated with the wildfires.
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. We currently have several power plants that provide energy and energy-related products to PG&E under PPAs, many of which have PG&E collateral posting requirements. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. We also currently have numerous other agreements with PG&E related to the operation of our power plants in Northern California, under which PG&E has continued to provide service since its bankruptcy filing. We cannot predict the ultimate outcome of this matter and continue to monitor the bankruptcy proceedings. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further information related to the event of default associated with our Russell City and Los Esteros project debt agreements in connection with the PG&E bankruptcy.
We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at June 30, 2019, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of June 30, 2019)	2019	2020-2021	2022-2023	After 2023	Total
Investment grade	$(56)	$(3)	$16	$24	$(19)
Non-investment grade	4	(4)	(2)	—	(2)
No external ratings(1)	41	80	30	28	179
Total fair value	$(11)	$73	$44	$52	$158
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third-party credit agencies due to the nature and size of the customers.
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(10) million at June 30, 2019.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 9 to the Credit Agreement, dated as of April 5, 2019, among Calpine Corporation, as borrower, the guarantors party thereto, MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019).

10.2
Credit Agreement, dated April 5, 2019 among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and MUFG Union Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019).

10.3	Amendment to Award Agreement of Class B Interest in CPN Management, LP to Charles M. Gates dated April 26, 2019.†

10.4	Second Amendment to Award Agreement of Class B Interest in CPN Management, LP to Charles M. Gates dated July 23, 2019.†

10.5	Award Agreement of Class B Interest in CPN Management, LP to Charles M. Gates dated June 28, 2019.†

10.6	Letter Agreement, dated August 7, 2019, between the Company and Charles M. Gates.†

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*	Furnished herewith.

†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2019