Form 10-Q
period 2019-09-30
CALPINE CORP
filed 2019-11-08
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.2 shares of common stock, par value $0.001, were outstanding as of November 8, 2019, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

i

DEFINITIONS
As used in this report for the quarter ended September 30, 2019 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

2023 First Lien Term Loans
The $550 million first lien senior secured term loan, dated December 15, 2015, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and Goldman Sachs Credit Partners L.P., as collateral agent, repaid on April 5, 2019, and the $562 million first lien senior secured term loan, dated May 31, 2016, among Calpine Corporation, as borrower, the lenders party thereto, Citibank, N.A., as administrative agent and MUFG Union Bank, N.A., as collateral agent, repaid on August 12, 2019

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

2026 First Lien Term Loans	Collectively, the 2026 First Lien Term Loan and the New 2026 First Lien Term Loan

Accounts Receivable Sales Program
Receivables purchase agreement between Calpine Solutions and Calpine Receivables and the purchase and sale agreement between Calpine Receivables and an unaffiliated financial institution, both which allows for the revolving sale of up to $250 million in certain trade accounts receivables to third parties

AOCI	Accumulated Other Comprehensive Income

ABBREVIATION	DEFINITION
Average availability	Represents the total hours during the period that our plants were in-service or available for service as a percentage of the total hours in the period

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

Calpine Receivables
Calpine Receivables, LLC, an indirect, wholly owned subsidiary of Calpine, which was established as a bankruptcy remote, special purpose subsidiary and is responsible for administering the Accounts Receivable Sales Program

Calpine Solutions
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

Champion Energy
Champion Energy Marketing, LLC, an indirect, wholly owned subsidiary of Calpine, which owns a retail electric provider that serves residential, governmental, commercial and industrial customers in deregulated electricity markets in 14 states and the District of Columbia, including presence in California, Texas, the Mid-Atlantic and Northeast

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
Measure of profit that includes revenue recognized on our wholesale and retail power sales activity, electric capacity sales, REC sales, steam sales, realized settlements associated with our marketing, hedging, optimization and trading activities, fuel and purchased energy expenses, commodity transmission and transportation expenses, environmental compliance expenses and ancillary retail expense. Commodity Margin is a measure of segment profit or loss under FASB Accounting Standards Codification 280 used by our chief operating decision maker to make decisions about allocating resources to the relevant segments and assessing their performance

Commodity revenue
The sum of our revenues recognized on our wholesale and retail power sales activity, electric capacity sales, REC sales, steam sales and realized settlements from our marketing, hedging, optimization and trading activities

Company	Calpine Corporation, a Delaware corporation, and its subsidiaries

Corporate Revolving Facility
The approximately $2.0 billion aggregate amount revolving credit facility credit agreement, dated as of December 10, 2010, as amended on June 27, 2013, July 30, 2014, February 8, 2016, December 1, 2016, September 15, 2017, October 20, 2017, March 8, 2018, May 18, 2018, April 5, 2019 and August 12, 2019 among Calpine Corporation, the Bank of Tokyo-Mitsubishi UFJ, Ltd., as successor administrative agent, MUFG Union Bank, N.A., as successor collateral agent, the lenders party thereto and the other parties thereto

CPN Management	CPN Management, LP, which owns 100% of the common stock of Calpine Corporation

ABBREVIATION	DEFINITION

CPUC	California Public Utilities Commission

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2024 First Lien Notes and the 2026 First Lien Notes

First Lien Term Loans	Collectively, the 2019 First Lien Term Loan, the 2023 First Lien Term Loans, the 2024 First Lien Term Loan and the 2026 First Lien Term Loans

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

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

New 2026 First Lien Term Loan
The $750 million first lien senior secured term loan, dated August 12, 2019, among Calpine Corporation, as borrower, the lending party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and MUFG Union Bank, N.A., as collateral agent

NOL(s)	Net operating loss(es)

OCI	Other Comprehensive Income

OMEC	Otay Mesa Energy Center, LLC, an indirect, wholly owned subsidiary of Calpine, that owns the Otay Mesa Energy Center, a 608 MW power plant located in San Diego County, California

OTC	Over-the-Counter

PG&E	Pacific Gas and Electric Company

ABBREVIATION	DEFINITION
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

•
Our ability to manage our liquidity needs, access the capital markets when necessary and comply with covenants under our First Lien Term Loans, Senior Unsecured Notes, First Lien Notes, Corporate Revolving Facility, CCFC Term Loan and other existing financing obligations;

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating revenues:
Commodity revenue	$2,710	$2,845	$7,376	$7,362
Mark-to-market gain (loss)	78	40	601	(220)
Other revenue	4	5	13	16
Operating revenues	2,792	2,890	7,990	7,158
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,620	1,912	4,745	5,128
Mark-to-market (gain) loss	11	(66)	301	(143)
Fuel and purchased energy expense	1,631	1,846	5,046	4,985
Operating and maintenance expense	255	248	739	765
Depreciation and amortization expense	173	179	522	566
General and other administrative expense	39	31	105	122
Other operating expenses	15	23	53	79
Total operating expenses	2,113	2,327	6,465	6,517
Impairment losses	—	—	55	—
(Income) from unconsolidated subsidiaries	(3)	(5)	(14)	(16)
Income from operations	682	568	1,484	657
Interest expense	153	158	459	466
Loss on extinguishment of debt	12	1	11	1
Other (income) expense, net	5	3	33	72
Income before income taxes	512	406	981	118
Income tax expense	21	128	40	78
Net income	491	278	941	40
Net income attributable to the noncontrolling interest	(6)	(6)	(15)	(14)
Net income attributable to Calpine	$485	$272	$926	$26

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$491	$278	$941	$40
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	(5)	13	(57)	76
Reclassification adjustment for (gain) loss on cash flow hedges realized in net income	3	—	(2)	7
Foreign currency translation gain (loss)	(1)	1	2	(7)
Income tax benefit (expense)	1	1	2	(3)
Other comprehensive income (loss)	(2)	15	(55)	73
Comprehensive income	489	293	886	113
Comprehensive (income) attributable to the noncontrolling interest	(6)	(7)	(14)	(17)
Comprehensive income attributable to Calpine	$483	$286	$872	$96

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($47 and $43 attributable to VIEs)	$792	$205
Accounts receivable, net of allowance of $9 and $9	882	1,022
Inventories	571	525
Margin deposits and other prepaid expense	301	315
Restricted cash, current ($227 and $90 attributable to VIEs)	345	167
Derivative assets, current	144	142
Current assets held for sale	6	—
Other current assets	47	43
Total current assets	3,088	2,419
Property, plant and equipment, net ($3,509 and $3,919 attributable to VIEs)	12,002	12,442
Restricted cash, net of current portion ($30 and $33 attributable to VIEs)	62	34
Investments in unconsolidated subsidiaries	73	76
Long-term derivative assets	243	160
Goodwill	242	242
Intangible assets, net	359	412
Other assets ($60 and $30 attributable to VIEs)	449	277
Total assets	$16,518	$16,062
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$748	$958
Accrued interest payable	120	96
Debt, current portion ($177 and $201 attributable to VIEs)	229	637
Derivative liabilities, current	198	303
Other current liabilities ($149 and $36 attributable to VIEs)	629	489
Total current liabilities	1,924	2,483
Debt, net of current portion ($1,693 and $1,978 attributable to VIEs)	10,413	10,148
Long-term derivative liabilities	84	140
Other long-term liabilities ($55 and $36 attributable to VIEs)	556	235
Total liabilities	12,977	13,006

Commitments and contingencies (see Note 11)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 5,000 shares, 105.2 shares issued and outstanding	—	—
Additional paid-in capital	9,584	9,582
Accumulated deficit	(6,017)	(6,542)
Accumulated other comprehensive loss	(131)	(77)
Total Calpine stockholder’s equity	3,436	2,963
Noncontrolling interest	105	93
Total stockholder’s equity	3,541	3,056
Total liabilities and stockholder’s equity	$16,518	$16,062

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2018	$—	$—	$9,582	$(6,542)	$(77)	$93	$3,056
Net income	—	—	—	175	—	5	180
Other comprehensive loss	—	—	—	—	(23)	—	(23)
Other	—	—	2	—	—	(2)	—
Balance, March 31, 2019	$—	$—	$9,584	$(6,367)	$(100)	$96	$3,213
Net income	—	—	—	266	—	4	270
Other comprehensive loss	—	—	—	—	(29)	(1)	(30)
Balance, June 30, 2019	$—	$—	$9,584	$(6,101)	$(129)	$99	$3,453
Dividends	—	—	—	(401)	—	—	(401)
Net income	—	—	—	485	—	6	491
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Balance, September 30, 2019	$—	$—	$9,584	$(6,017)	$(131)	$105	$3,541

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(100)	—	—	—	(78)
Dividends	—	—	(20)	—	—	—	(20)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	—	(598)	—	4	(594)
Other comprehensive income	—	—	—	—	36	2	38
Balance, March 31, 2018	$—	$—	$9,582	$(7,150)	$(70)	$85	$2,447
Distribution to the noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income	—	—	—	352	—	4	356
Other comprehensive income	—	—	—	—	20	—	20
Balance, June 30, 2018	$—	$—	$9,582	$(6,798)	$(50)	$88	$2,822
Distribution to the noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income	—	—	—	272	—	6	278
Other comprehensive income	—	—	—	—	14	1	15
Balance, September 30, 2018	$—	$—	$9,582	$(6,526)	$(36)	$92	$3,112

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$941	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	585	642
Deferred income taxes	33	69
Impairment losses	55	—
Mark-to-market activity, net	(297)	73
(Income) from unconsolidated subsidiaries	(14)	(16)
Return on investments from unconsolidated subsidiaries	11	5
Stock-based compensation expense	—	57
Other	12	17
Change in operating assets and liabilities:
Accounts receivable	138	35
Accounts payable	(217)	(35)
Margin deposits and other prepaid expense	14	(43)
Other assets and liabilities, net	169	(32)
Derivative instruments, net	1	61
Net cash provided by operating activities	1,431	873
Cash flows from investing activities:
Purchases of property, plant and equipment	(435)	(314)
Proceeds from sale of power plants	303	10
Other	(5)	(9)
Net cash used in investing activities	(137)	(313)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	1,687	—
Repayment of CCFC Term Loan and First Lien Term Loans	(1,496)	(31)
Repurchases of Senior Unsecured Notes	(44)	—
Borrowings under revolving facilities	280	525
Repayments of revolving facilities	(250)	(525)
Repayments of project financing, notes payable and other	(311)	(89)
Distribution to noncontrolling interest holder	—	(6)
Financing costs	(20)	(12)
Stock repurchases	—	(79)
Shares repurchased for tax withholding on stock-based awards	—	(7)
Dividends paid(2)	(401)	(20)
Other	54	4
Net cash used in financing activities	(501)	(240)
Net increase in cash, cash equivalents and restricted cash	793	320
Cash, cash equivalents and restricted cash, beginning of period	406	443
Cash, cash equivalents and restricted cash, end of period(3)	$1,199	$763

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$402	$401
Income taxes	$8	$10

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$6	$(12)
Plant tax settlement offset in prepaid assets	$(4)	$—
Asset retirement obligation adjustment offset in operating activities	$(10)	$—
____________

(1)
Includes amortization recorded in Commodity revenue and Commodity expense associated with intangible assets and amortization recorded in interest expense associated with debt issuance costs and discounts.

(2)
Dividends paid during the nine months ended September 30, 2019 and 2018, includes approximately $1 million and $20 million, respectively, in certain Merger-related costs incurred by CPN Management, our parent.

(3)	Our cash and cash equivalents, restricted cash, current and restricted cash, net of current portion are stated as separate line items on our Consolidated Condensed Balance Sheets.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators and industrial companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power and related products for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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

The table below represents the components of our restricted cash as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019			December 31, 2018
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$84	$7	$91	$13	$8	$21
Construction/major maintenance	12	22	34	23	24	47
Security/project/insurance	245	31	276	120	—	120
Other	4	2	6	11	2	13
Total	$345	$62	$407	$167	$34	$201
Business Interruption Proceeds — We record business interruption insurance proceeds in operating revenues when they are realizable. We recorded approximately nil and $14 million of business interruption proceeds for the three and nine months ended September 30, 2018. We have not recorded any business interruption insurance proceeds during the three and nine months ended September 30, 2019.
Property, Plant and Equipment, Net — At September 30, 2019 and December 31, 2018, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30, 2019	December 31, 2018	Depreciable Lives
Buildings, machinery and equipment	$16,565	$16,400	1.5	–	50	Years
Geothermal properties	1,510	1,501	13	–	58	Years
Other	272	286	3	–	50	Years
	18,347	18,187
Less: Accumulated depreciation	6,855	6,832
	11,492	11,355
Land	128	121
Construction in progress	382	966
Property, plant and equipment, net	$12,002	$12,442
Capitalized Interest — The total amount of interest capitalized was $2 million and $7 million during the three months ended September 30, 2019 and 2018, respectively, and $10 million and $21 million during the nine months ended September 30, 2019 and 2018, respectively.
Goodwill — We have not recorded any impairment losses or changes in the carrying amount of our goodwill during the three and nine months ended September 30, 2019 and 2018.
New Accounting Standards and Disclosure Requirements
Leases — On January 1, 2019, we adopted Accounting Standards Update 2016-02, “Leases” (“Topic 842”). The comprehensive new lease standard superseded all existing lease guidance. The standard requires that a lessee should recognize a right-of-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. For lessors, the accounting for leases under Topic 842 remained substantially unchanged. The standard also requires expanded disclosures surrounding leases. We adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in our implementation of Topic 842. The key change that affected us relates to our accounting for operating leases for which we are the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset and lease obligation liability of $191 million on our Consolidated Condensed Balance Sheet on January 1, 2019, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on our Consolidated Condensed Statement of Operations or Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2019. See Note 3 for a discussion of the practical expedients we elected and additional disclosures required by Topic 842.
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
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our revenue for the three and nine months ended September 30, 2019 and 2018 by reportable segment (in millions). See Note 13 for a description of our segments.

	Three Months Ended September 30, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$238	$490	$169	$491	$—	$1,388
Capacity	52	31	115	—	—	198
Revenues relating to physical or executory contracts – third party	$290	$521	$284	$491	$—	$1,586

Affiliate(1):	$11	$14	$21	$2	$(48)	$—

Revenues relating to leases and derivative instruments(2)						$1,206
Total operating revenues						$2,792

	Three Months Ended September 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$369	$470	$221	$543	$—	$1,603
Capacity	51	23	190	—	—	264
Revenues relating to physical or executory contracts – third party	$420	$493	$411	$543	$—	$1,867

Affiliate(1):	$9	$11	$20	$—	$(40)	$—

Revenues relating to leases and derivative instruments(2)						$1,023
Total operating revenues						$2,890

	Nine Months Ended September 30, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$675	$1,110	$496	$1,316	$—	$3,597
Capacity	123	96	446	—	—	665
Revenues relating to physical or executory contracts – third party	$798	$1,206	$942	$1,316	$—	$4,262

Affiliate(1):	$28	$42	$78	$6	$(154)	$—

Revenues relating to leases and derivative instruments(2)						$3,728
Total operating revenues						$7,990

	Nine Months Ended September 30, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$744	$1,100	$473	$1,437	$—	$3,754
Capacity	105	72	479	—	—	656
Revenues relating to physical or executory contracts – third party	$849	$1,172	$952	$1,437	$—	$4,410

Affiliate(1):	$22	$24	$62	$2	$(110)	$—

Revenues relating to leases and derivative instruments(2)						$2,748
Total operating revenues						$7,158
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

Performance Obligations and Contract Balances
At September 30, 2019 and December 31, 2018, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at September 30, 2019 and December 31, 2018 was $10 million and $14 million, respectively. Revenue recognized during the three months ended September 30, 2019 and 2018, relating to the deferred revenue balance at the beginning of each period was $19 million and $18 million, respectively. Revenue recognized during the nine months ended September 30, 2019 and 2018, relating to the deferred revenue balance at the beginning of each period was $14 million and $17 million, respectively. Revenue recognized each period relating to deferred revenue balances resulted from our performance under the customer contracts. The change in the deferred revenue balance during the three and nine months ended September 30, 2019 and 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.
Performance Obligations not yet Satisfied
As of September 30, 2019, we have entered into certain contracts for fixed and determinable amounts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $136 million that will be recognized during the remainder of 2019, and $611 million, $603 million, $371 million and $125 million that will be recognized during the years ending December 31, 2020, 2021, 2022 and 2023, respectively, and $112 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

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
Our operating leases are primarily related to office space for our corporate and regional offices as well as land and operating related leases for our power plants. Additionally, one of our power plants is accounted for as an operating lease. Payments made by Calpine on this lease are recognized on a straight-line basis with capital improvements associated with our leased power plant deemed leasehold improvements that are amortized over the shorter of the term of the lease or the economic life of the capital improvement. Several of our leases contain renewal options held by us to extend the lease term. The inclusion of these renewal periods in the lease term and in the minimum lease payments included in our lease liabilities is dependent on specific facts and circumstances for each lease and whether it is determined to be reasonably certain that we will exercise our option to extend the term. Our office, land and other operating leases do not contain any material restrictive covenants or residual value guarantees.
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

The components of our operating and finance lease expense are as follows for the three and nine months ended September 30, 2019 (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating Leases
Operating lease expense	$11	$34

Finance Leases
Amortization of the right-of-use assets	$2	$6
Interest expense	2	6
Finance lease expense	$4	$12

Variable lease expense	$3	$8

Total lease expense	$18	$54
The following is a schedule by year of future minimum lease payments associated with our operating and finance leases together with the present value of the net minimum lease payments as of September 30, 2019 (in millions):

	Operating Leases(1)	Finance Leases(2)
2019	$34	$7
2020	20	16
2021	21	16
2022	19	16
2023	18	19
Thereafter	201	33
Total minimum lease payments	313	107
Less: Amount representing interest	105	29
Total lease obligation	208	78
Less: current lease obligation	39	10
Long-term lease obligation	$169	$68
____________

(1)
The lease liabilities associated with our operating leases as of September 30, 2019 are included in other current liabilities and other long-term liabilities on our Consolidated Condensed Balance Sheet.

(2)	The lease liabilities associated with our finance leases as of September 30, 2019 are included in debt, current portion and debt, net of current portion on our Consolidated Condensed Balance Sheet.

Supplemental balance sheet information related to our operating and finance leases is as follows as of September 30, 2019 (in millions, except lease term and discount rate):

September 30, 2019
Operating leases(1)
Right-of-use assets associated with operating leases	$175

Finance leases(2)
Property, plant and equipment, gross	$212
Accumulated amortization	(104)
Property, plant and equipment, net	$108

Weighted average remaining lease term (in years)
Operating leases	15.6
Finance leases	7.2

Weighted average discount rate
Operating leases	5.3%
Finance leases	8.0%
____________

(1)	The right-of-use assets associated with our operating leases as of September 30, 2019 are included in other assets on our Consolidated Condensed Balance Sheet.

(2)	The right-of-use assets associated with our finance leases as of September 30, 2019 are included in property, plant and equipment, net on our Consolidated Condensed Balance Sheet.
Supplemental cash flow information related to our operating and finance leases is as follows for the period presented (in millions):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19
Operating cash flows from finance leases	$5
Financing cash flows from finance leases	$6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9
Finance leases	$—
As of September 30, 2019, we have executed agreements that contain a lease with a future lease commencement date and future lease commitments of $5 million primarily related to office leases scheduled to commence in the fourth quarter of 2019.
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
Revenue recognized related to fixed lease payments on our operating leases for the periods presented is as follows (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating Leases(1)
Fixed lease payments	$130	$269
____________

(1)	Revenues associated with our operating leases are included in Commodity revenue and other revenue on our Consolidated Condensed Statement of Operations.
The total contractual future minimum lease rentals for our contracts that have commenced and are accounted for as operating leases at September 30, 2019, are as follows (in millions):

2019	$74
2020	286
2021	261
2022	226
2023	144
Thereafter	277
Total	$1,268
We do not recognize lease receivables associated with our operating leases as the long-lived assets subject to the lease contracts are recorded on our Consolidated Condensed Balance Sheet and are being depreciated over their estimated useful lives. Amounts recorded on our Consolidated Condensed Balance Sheet associated with the long-lived assets subject to our operating leases as of September 30, 2019 are as follows (in millions):

September 30, 2019
Assets subject to contracts accounted for as operating leases
Property, plant and equipment, gross	$3,085
Accumulated depreciation	(911)
Property, plant and equipment, net(1)	$2,174
____________

(1)	Our assets subject to contracts that are accounted for as operating leases primarily consist of our power plants subject to tolling contracts.
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
4.    Divestitures
Sale of Garrison Energy Center and RockGen Energy Center
On July 10, 2019, we, through our indirect, wholly owned subsidiaries Calpine Holdings, LLC and Calpine Northbrook Project Holdings, LLC, completed the sale of 100% of our ownership interests in Garrison Energy Center LLC (“Garrison”) and RockGen Energy LLC (“RockGen”) to Cobalt Power, L.L.C. for approximately $360 million, subject to certain immaterial working capital adjustments and the execution of financial commodity contracts. Upon closing, we recognized a liability of $52 million for the fair value of the financial commodity contracts on our Consolidated Condensed Balance Sheet, and the related proceeds are reflected within the financing section on our Consolidated Condensed Statement of Cash Flows. Garrison owns the Garrison Energy Center, a 309 MW natural gas-fired, combined-cycle power plant located in Dover, Delaware, and RockGen owns the RockGen Energy Center, a 503 MW natural gas-fired, simple-cycle power plant located in Christiana, Wisconsin. We used the sale proceeds, together with cash on hand, to fund a dividend of $400 million to our parent, CPN Management.
We recorded an immaterial gain on the sale during the third quarter of 2019 and an impairment loss of $55 million during the nine months ended September 30, 2019, to adjust the carrying value of the assets to reflect fair value less cost to sell.

5.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the nine months ended September 30, 2019. See Note 7 in our 2018 Form 10-K for further information regarding our VIEs.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 6,769 MW and 7,880 MW at September 30, 2019 and December 31, 2018, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. On August 14, 2019, we repaid the OMEC project debt outstanding balance utilizing proceeds from our New 2026 First Lien Term Loan and cash on hand. See below for further discussion of OMEC. Other than amounts contractually required, we provided no additional material support to our VIEs in the form of cash and other contributions during each of the three and nine months ended September 30, 2019 and 2018.
OMEC — OMEC had a ten-year tolling agreement with SDG&E, which commenced on October 3, 2009 and expired on October 2, 2019. Under a ground lease agreement, OMEC held a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which was exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E. The RA contract received initial regulatory approval by the CPUC on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC. Accordingly, on March 28, 2019, we provided notice of our exercise of the put option, which we subsequently rescinded by agreement following the CPUC’s denial of all appeals of the new RA contract on August 1, 2019. On October 3, 2019, the RA contract with SDG&E commenced. As a result, we will retain the 608 MW Otay Mesa Energy Center, which plays an integral role in electric reliability in Southern California.
As the call and put options have terminated and the project debt has been fully repaid, we determined that OMEC no longer meets the definition of a VIE as of September 30, 2019.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At September 30, 2019 and December 31, 2018, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of September 30, 2019	September 30, 2019	December 31, 2018
Greenfield LP(1)	50%	$59	$55
Whitby	50%	9	15
Calpine Receivables	100%	5	6
Total investments in unconsolidated subsidiaries		$73	$76
____________

(1)	Includes our share of accumulated other comprehensive income/loss related to interest rate hedging instruments associated with our unconsolidated subsidiary Greenfield LP’s debt.
Our risk of loss related to our investments in Greenfield LP and Whitby is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $63 million which consists of our notes receivable from Calpine Receivables at September 30, 2019 and our initial investment associated with Calpine Receivables. See Note 12 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At September 30, 2019 and December 31, 2018, Greenfield LP’s debt was approximately $297 million and $301 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $149 million and $151 million at September 30, 2019 and December 31, 2018, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three and nine months ended September 30, 2019 and 2018, is recorded in (income) from unconsolidated subsidiaries. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Greenfield LP	$(4)	$(2)	$(10)	$(6)
Whitby	1	(3)	(5)	(11)
Calpine Receivables	—	—	1	1
Total	$(3)	$(5)	$(14)	$(16)
Distributions from Greenfield LP were nil during each of the three and nine months ended September 30, 2019 and 2018. Distributions from Whitby were nil and $11 million during the three and nine months ended September 30, 2019, respectively, and nil and $5 million during the three and nine months ended September 30, 2018, respectively. We did not have material distributions from our investment in Calpine Receivables for the three and nine months ended September 30, 2019 and 2018.
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

6.	Debt
Our debt at September 30, 2019 and December 31, 2018, was as follows (in millions):

	September 30, 2019	December 31, 2018
First Lien Term Loans	$3,175	$2,976
Senior Unsecured Notes	2,991	3,036
First Lien Notes	2,404	2,400
Project financing, notes payable and other	965	1,264
CCFC Term Loan	969	974
Finance lease obligations	78	105
Revolving facilities	60	30
Subtotal	10,642	10,785
Less: Current maturities	229	637
Total long-term debt	$10,413	$10,148
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, increased to 5.9% for the nine months ended September 30, 2019, from 5.7% for the same period in 2018. Since the fourth quarter of 2018, we have cumulatively repurchased $438 million in aggregate principal amount of our Senior Unsecured Notes for $399 million.
First Lien Term Loans
The amounts outstanding under our senior secured First Lien Term Loans are summarized in the table below (in millions):

	September 30, 2019	December 31, 2018
2019 First Lien Term Loan	$—	$389
2023 First Lien Term Loans	—	1,059
2024 First Lien Term Loan	1,519	1,528
2026 First Lien Term Loans	1,656	—
Total First Lien Term Loans	$3,175	$2,976
On August 12, 2019, we entered into a $750 million first lien senior secured term loan which bears interest, at our option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Effective Rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar Rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the credit agreement), plus an applicable margin of 1.50%, or (ii) LIBOR plus 2.50% per annum (with a 0% LIBOR floor) and matures on August 12, 2026. An aggregate amount equal to 0.25% of the aggregate principal amount of the New 2026 First Lien Term Loans is payable at the end of each quarter with the remaining balance payable on the maturity date. We paid an upfront fee of an amount equal to 0.50% of the aggregate principal amount of the New 2026 First Lien Term Loan, which is structured as original issue discount and recorded approximately $11 million in debt issuance costs during the third quarter of 2019 related to the issuance of our New 2026 First Lien Term Loan. The New 2026 First Lien Term Loan contains substantially similar covenants, qualifications, exceptions and limitations as our First Lien Term Loans and First Lien Notes. We used the proceeds, together with cash on hand, to repay the remaining 2023 First Lien Term Loans with a maturity date in May 2023 and to repay project debt associated with OMEC. We recorded approximately $12 million in loss on extinguishment of debt during the third quarter of 2019 associated with the repayment.
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
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	September 30, 2019	December 31, 2018
2023 Senior Unsecured Notes(1)	$1,229	$1,227
2024 Senior Unsecured Notes	589	599
2025 Senior Unsecured Notes	1,173	1,210
Total Senior Unsecured Notes	$2,991	$3,036
____________

(1)
On October 23, 2019, we announced the commencement of a cash tender offer (the “2023 Offer”) for any and all of our outstanding 2023 Senior Unsecured Notes. The 2023 Offer is being made exclusively pursuant to an offer to purchase dated October 23, 2019 (the “Offer to Purchase”), which sets forth the terms and conditions of the 2023 Offer. Consummation of the 2023 Offer is subject to, and conditioned upon, the satisfaction or waiver of certain conditions described in the Offer to Purchase, and is expected to be completed in the fourth quarter of 2019. We may, in our sole discretion, terminate, extend or amend the 2023 Offer at any time as described in the Offer to Purchase.

During the nine months ended September 30, 2019, we repurchased $48 million in aggregate principal amount of our Senior Unsecured Notes for $44 million. In connection with the repurchases, we recorded approximately $4 million in gain on extinguishment of debt.
First Lien Notes
The amounts outstanding under our senior secured First Lien Notes are summarized in the table below (in millions):

	September 30, 2019	December 31, 2018
2022 First Lien Notes(1)	$745	$743
2024 First Lien Notes(1)	487	486
2026 First Lien Notes	1,172	1,171
Total First Lien Notes	$2,404	$2,400
____________

(1)
On October 23, 2019, we announced the commencement of cash tender offers (the “Offers”) for any and all of our outstanding 2022 First Lien Notes and 2024 First Lien Notes. The Offers are being made exclusively pursuant to the Offer to Purchase, which sets forth the terms and conditions of the Offers. Consummation of the Offers is subject to, and conditioned upon, the satisfaction or waiver of certain conditions described in the Offer to Purchase, and is expected to be completed in the fourth quarter of 2019. We may, in our sole discretion, terminate, extend or amend the Offers at any time as described in the Offer to Purchase.

Project Financing, Notes Payable and Other
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. As a result of PG&E’s bankruptcy, we are currently unable to make distributions from our Russell City and Los Esteros projects in accordance with the terms of the project debt agreements associated with each related project. In July 2019, we executed forbearance agreements associated with the Russell City and Los Esteros project debt agreements, under which the lenders have agreed to forbear enforcement of their rights and remedies, including the ability to accelerate the repayment of borrowings outstanding, otherwise arising because PG&E did not assume our PPAs during the first 180 days of PG&E’s bankruptcy proceeding. The forbearance agreements are effective for rolling 90-day periods, so long as we continue to meet certain conditions, including that the PPAs have not been rejected and there are no other defaults under the project debt agreements or the forbearance agreements. We may be required to reclassify $354 million of Russell City and Los Esteros long-term project debt outstanding at September 30, 2019 to a current liability in a future period. We continue to monitor the bankruptcy proceedings and are assessing our options.

On August 14, 2019, we repaid the project debt associated with OMEC totaling $198 million from the proceeds received from the issuance of our New 2026 First Lien Term Loan (as discussed above), together with cash on hand.
Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Corporate Revolving Facility(1)	$602	$693
CDHI(2)	20	251
Various project financing facilities	199	228
Other corporate facilities(3)	294	193
Total	$1,115	$1,365
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion. On August 12, 2019, we amended our Corporate Revolving Facility to extend the maturity of $150 million in revolving commitments from June 27, 2020 to March 8, 2023, and to reduce the commitments outstanding by $20 million to approximately $2.0 billion. The entire Corporate Revolving Facility now matures on March 8, 2023.

(2)
Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI revolving facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available.

(3)	We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at September 30, 2019.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Term Loans	$3,232	$3,175	$2,877	$2,976
Senior Unsecured Notes	3,062	2,991	2,803	3,036
First Lien Notes	2,477	2,404	2,299	2,400
Project financing, notes payable and other(1)	895	889	1,209	1,188
CCFC Term Loan	983	969	938	974
Revolving facilities	60	60	30	30
Total	$10,709	$10,488	$10,156	$10,604
____________

(1)	Excludes an agreement that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
Our First Lien Term Loans, Senior Unsecured Notes, First Lien Notes, CCFC Term Loan and revolving facilities are categorized as level 2 within the fair value hierarchy. Our project financing, notes payable and other debt instruments are categorized as level 3 within the fair value hierarchy. We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$359	$—	$—	$359
Commodity instruments:
Commodity exchange traded derivatives contracts	679	—	—	679
Commodity forward contracts(2)	—	343	318	661
Interest rate hedging instruments	—	6	—	6
Effect of netting and allocation of collateral(3)(4)	(679)	(257)	(23)	(959)
Total assets	$359	$92	$295	$746
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$767	$—	$—	$767
Commodity forward contracts(2)	—	415	111	526
Interest rate hedging instruments	—	38	—	38
Effect of netting and allocation of collateral(3)(4)	(767)	(259)	(23)	(1,049)
Total liabilities	$—	$194	$88	$282

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$168	$—	$—	$168
Commodity instruments:
Commodity exchange traded derivatives contracts	933	—	—	933
Commodity forward contracts(2)	—	338	212	550
Interest rate hedging instruments	—	40	—	40
Effect of netting and allocation of collateral(3)(4)	(933)	(262)	(26)	(1,221)
Total assets	$168	$116	$186	$470
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$932	$—	$—	$932
Commodity forward contracts(2)	—	549	220	769
Interest rate hedging instruments	—	10	—	10
Effect of netting and allocation of collateral(3)(4)	(932)	(310)	(26)	(1,268)
Total liabilities	$—	$249	$194	$443
___________

(1)
At September 30, 2019 and December 31, 2018, we had cash equivalents of $187 million and $23 million included in cash and cash equivalents and $172 million and $145 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $88 million, $2 million and nil, respectively, at September 30, 2019. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $(1) million, $48 million and nil, respectively, at December 31, 2018.

At September 30, 2019 and December 31, 2018, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at September 30, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2019
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$165	Discounted cash flow	Market price (per MWh)	$3.68	—	$182.70	/MWh
Power Congestion Products	$13	Discounted cash flow	Market price (per MWh)	$(13.19)	—	$12.51	/MWh
Natural Gas Contracts	$10	Discounted cash flow	Market price (per MMBtu)	$1.72	—	$6.34	/MMBtu

	December 31, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$36	Discounted cash flow	Market price (per MWh)	$2.12	—	$227.98	/MWh
Power Congestion Products	$26	Discounted cash flow	Market price (per MWh)	$(11.71)	—	$11.88	/MWh
Natural Gas Contracts	$(73)	Discounted cash flow	Market price (per MMBtu)	$0.75	—	$8.87	/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$227	$131	$(8)	$197
Realized and mark-to-market gains (losses):
Included in net income:
Included in operating revenues(1)	20	(99)	151	(84)
Included in fuel and purchased energy expense(2)	—	18	2	27
Change in collateral	(1)	—	—	—
Purchases, Issuances and settlements:
Purchases	—	4	3	12
Issuances	—	—	(1)	—
Settlements	(23)	37	68	(56)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	7	(1)	10	—
Transfers out of level 3(5)	(23)	(2)	(18)	(8)
Balance, end of period	$207	$88	$207	$88
Change in unrealized gains (losses) relating to instruments still held at end of period	$20	$(81)	$153	$(57)
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 for each of the three and nine months ended September 30, 2019 and 2018.

(4)
We had $7 million in gains and $(1) million in losses transferred out of level 2 into level 3 for the three months ended September 30, 2019 and 2018, respectively, and $10 million in gains and nil transferred out of level 2 into level 3 for the nine months ended September 30, 2019 and 2018, respectively, due to changes in market liquidity in various power markets.

(5)
We had $23 million and $2 million in gains transferred out of level 3 into level 2 for the three months ended September 30, 2019 and 2018, respectively, and $18 million and $8 million in gains transferred out of level 3 into level 2 for the nine months ended September 30, 2019 and 2018, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three and nine months ended September 30, 2019 and 2018.

Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of September 30, 2019, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 6 years.
As of September 30, 2019 and December 31, 2018, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows:

Derivative Instruments	Notional Amounts
	September 30, 2019	December 31, 2018	Unit of Measure
Power	(161)	(161)	Million MWh
Natural gas	1,030	1,045	Million MMBtu
Environmental credits	20	13	Million Tonnes
Interest rate hedging instruments	$4.9	$4.5	Billion U.S. dollars
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of September 30, 2019, was $136 million for which we have posted collateral of $89 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that an immaterial amount of collateral would be required and that no counterparty could request immediate, full settlement.
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
The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$492	$(492)	$—
Commodity forward contracts	333	(190)	143
Interest rate hedging instruments	3	(2)	1
Total current derivative assets(2)	$828	$(684)	$144
Commodity exchange traded derivatives contracts	187	(187)	—
Commodity forward contracts	328	(88)	240
Interest rate hedging instruments	3	—	3
Total long-term derivative assets(2)	$518	$(275)	$243
Total derivative assets	$1,346	$(959)	$387

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(571)	$571	$—
Commodity forward contracts	(383)	195	(188)
Interest rate hedging instruments	(12)	2	(10)
Total current derivative (liabilities)(2)	$(966)	$768	$(198)
Commodity exchange traded derivatives contracts	(196)	196	—
Commodity forward contracts	(143)	85	(58)
Interest rate hedging instruments	(26)	—	(26)
Total long-term derivative (liabilities)(2)	$(365)	$281	$(84)
Total derivative liabilities	$(1,331)	$1,049	$(282)
Net derivative assets (liabilities)	$15	$90	$105

	December 31, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$820	$(820)	$—
Commodity forward contracts	341	(229)	112
Interest rate hedging instruments	30	—	30
Total current derivative assets(3)	$1,191	$(1,049)	$142
Commodity exchange traded derivatives contracts	113	(113)	—
Commodity forward contracts	209	(59)	150
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(3)	$332	$(172)	$160
Total derivative assets	$1,523	$(1,221)	$302

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(764)	$764	$—
Commodity forward contracts	(576)	277	(299)
Interest rate hedging instruments	(4)	—	(4)
Total current derivative (liabilities)(3)	$(1,344)	$1,041	$(303)
Commodity exchange traded derivatives contracts	(168)	168	—
Commodity forward contracts	(193)	59	(134)
Interest rate hedging instruments	(6)	—	(6)
Total long-term derivative (liabilities)(3)	$(367)	$227	$(140)
Total derivative liabilities	$(1,711)	$1,268	$(443)
Net derivative assets (liabilities)	$(188)	$47	$(141)
____________

(1)
At September 30, 2019 and December 31, 2018, we had $116 million and $244 million, respectively, of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At September 30, 2019, current and long-term derivative assets are shown net of collateral of $(7) million and $(6) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $92 million and $11 million, respectively.

(3)
At December 31, 2018, current and long-term derivative assets are shown net of collateral of $(58) million and $(8) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $49 million and $64 million, respectively.

	September 30, 2019		December 31, 2018
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$4	$34	$40	$10
Total derivatives designated as cash flow hedging instruments	$4	$34	$40	$10

Derivatives not designated as hedging instruments:
Commodity instruments	$383	$246	$262	$433
Interest rate hedging instruments	—	2	—	—
Total derivatives not designated as hedging instruments	$383	$248	$262	$433
Total derivatives	$387	$282	$302	$443
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gain (loss)(1)(2)
Commodity derivative instruments	$92	$45	$261	$111
Total realized gain (loss)	$92	$45	$261	$111

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$67	$106	$300	$(77)
Interest rate hedging instruments	(1)	1	(3)	4
Total mark-to-market gain (loss)	$66	$107	$297	$(73)
Total activity, net	$158	$152	$558	$38
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.

(3)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$213	$34	$791	$(142)
Derivatives contracts included in fuel and purchased energy expense(2)(3)	(54)	117	(230)	176
Interest rate hedging instruments included in interest expense	(1)	1	(3)	4
Total activity, net	$158	$152	$558	$38
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(3)(4)
	2019	2018	2019	2018	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(3)	$13	$(2)	$—	Interest expense
Interest rate hedging instruments(1)(2)	1	—	(1)	—	Depreciation and amortization expense
Total	$(2)	$13	$(3)	$—

	Nine Months Ended September 30,		Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(3)(4)
	2019	2018	2019	2018	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)(2)	$(60)	$82	$3	$(6)	Interest expense
Interest rate hedging instruments(1)(2)	1	1	(1)	(1)	Depreciation and amortization expense
Total	$(59)	$83	$2	$(7)
____________

(1)
We recorded nil and $1 million in gains on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the three and nine months ended September 30, 2018. Upon the adoption of Accounting Standards Update 2017-12 on January 1, 2019, hedge ineffectiveness is no longer separately measured and recorded in earnings.

(2)
We recorded an income tax benefit of $1 million for each of the three months ended September 30, 2019 and 2018, respectively, and income tax benefit of $2 million and income tax expense of $3 million for the nine months ended September 30, 2019 and 2018, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $90 million and $34 million at September 30, 2019 and December 31, 2018, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $4 million and $3 million at September 30, 2019 and December 31, 2018, respectively.

(4)
Includes losses (gains) of nil that were reclassified from AOCI to interest expense for the three months ended September 30, 2019 and 2018, and losses of $2 million and nil that were reclassified from AOCI to interest expense for the nine months ended September 30, 2019 and 2018, respectively, where the hedged transactions became probable of not occurring.

We estimate that pre-tax net losses of $25 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Margin deposits(1)	$331	$343
Natural gas and power prepayments	38	31
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$369	$374

Letters of credit issued	$902	$1,166
First priority liens under power and natural gas agreements	46	92
First priority liens under interest rate hedging instruments	38	10
Total letters of credit and first priority liens with our counterparties	$986	$1,268

Margin deposits posted with us by our counterparties(1)(3)	$125	$52
Letters of credit posted with us by our counterparties	35	27
Total margin deposits and letters of credit posted with us by our counterparties	$160	$79
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

(2)
At September 30, 2019 and December 31, 2018, $92 million and $79 million, respectively, were included in current and long-term derivative assets and liabilities, $269 million and $286 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $9 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At September 30, 2019 and December 31, 2018, $2 million and $32 million, respectively, were included in current and long-term derivative assets and liabilities, $92 million and $20 million, respectively, were included in other current liabilities and $31 million and nil, respectively, were included in other long-term liabilities on our Consolidated Condensed Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

10.	Income Taxes
Income Tax Expense

The table below shows our consolidated income tax expense and our effective tax rates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense	$21	$128	$40	$78
Effective tax rate	4%	32%	4%	75%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs, changes in unrecognized tax benefits and valuation allowances. For the three and nine months ended September 30, 2019 and 2018, our income tax expense is largely comprised of discrete tax items and estimated state and foreign income taxes in jurisdictions where we do not have NOLs or valuation allowances.
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
Limitation on Deduction of Net Business Interest Expense — On November 26, 2018, the U.S. Treasury Department released proposed regulations which would limit the current deductibility of net business interest expense. The proposed regulations would be applicable for taxable years ending after the date on which the regulations become final. Companies have the discretion to apply the proposed regulations, but must apply all such provisions of the proposed regulations on a consistent basis. As of September 30, 2019, we have not elected to apply the proposed regulations for the 2018 or 2019 tax years and we do not expect the application of the final regulations will have a material effect on our Consolidated Condensed Financial Statements.
Unrecognized Tax Benefits — At September 30, 2019, we had unrecognized tax benefits of $29 million. If recognized, $17 million of our unrecognized tax benefits could affect the annual effective tax rate and $12 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $3 million for income tax matters at September 30, 2019. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Condensed Statements of Operations. We believe that it is reasonably possible that a decrease within the range of nil and $8 million in unrecognized tax benefits could occur within the next twelve months primarily related to state tax issues.

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
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of September 30, 2019, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2018 Form 10-K.

12.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below:
Calpine Receivables — Under the Accounts Receivable Sales Program, at September 30, 2019 and December 31, 2018, we had $269 million and $238 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $53 million and $34 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the nine months ended September 30, 2019 and 2018, we sold an aggregate of $1.8 billion and $1.8 billion, respectively, in trade accounts receivable and recorded $1.8 billion and $1.8 billion, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 7 and 17 in our 2018 Form 10-K.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. We recorded $16 million and $17 million in Commodity revenue during the three months ended September 30, 2019 and 2018, respectively, and $53 million and $55 million in Commodity revenue during the nine months ended September 30, 2019 and 2018, associated with this contract with Lyondell. We recorded $4 million and $5 million in Commodity expense during the three months ended September 30, 2019 and 2018, respectively, and $11 million and $11 million in Commodity expense during the nine months ended September 30, 2019 and 2018, associated with this contract with Lyondell. At September 30, 2019 and December 31, 2018, the related party receivable and payable associated with this contract with Lyondell were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity, steam and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. We have also entered into a long-term land lease agreement with a related party. As of September 30, 2019 and December 31, 2018, the related party revenues, expenses, receivables and payables associated with these transactions were immaterial.

13.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At September 30, 2019, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments.
Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended September 30, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$856	$867	$348	$1,096	$(375)	$2,792

Commodity Margin	$393	$369	$265	$100	$—	$1,127
Add: Mark-to-market commodity activity, net and other(2)	110	(107)	(69)	108	(8)	34
Less:
Operating and maintenance expense	82	71	69	41	(8)	255
Depreciation and amortization expense	61	47	51	14	—	173
General and other administrative expense	10	13	12	4	—	39
Other operating expenses	9	2	4	—	—	15
(Income) from unconsolidated subsidiaries	—	—	(3)	—	—	(3)
Income from operations	341	129	63	149	—	682
Interest expense						153
Loss on extinguishment of debt and other (income) expense, net						17
Income before income taxes						$512

	Three Months Ended September 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$701	$1,022	$460	$1,125	$(418)	$2,890

Commodity Margin	$356	$187	$320	$111	$—	$974
Add: Mark-to-market commodity activity, net and other(2)	(13)	137	(26)	(20)	(8)	70
Less:
Operating and maintenance expense	85	63	72	36	(8)	248
Depreciation and amortization expense	70	57	39	13	—	179
General and other administrative expense	7	12	7	5	—	31
Other operating expenses	11	3	9	—	—	23
(Income) from unconsolidated subsidiaries	—	—	(5)	—	—	(5)
Income from operations	170	189	172	37	—	568
Interest expense						158
Loss on extinguishment of debt and other (income) expense, net						4
Income before income taxes						$406

	Nine Months Ended September 30, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$2,187	$2,509	$1,683	$3,176	$(1,565)	$7,990

Commodity Margin	$908	$704	$765	$281	$—	$2,658
Add: Mark-to-market commodity activity, net and other(4)	224	177	38	(127)	(26)	286
Less:
Operating and maintenance expense	247	202	208	108	(26)	739
Depreciation and amortization expense	194	146	142	40	—	522
General and other administrative expense	22	40	31	12	—	105
Other operating expenses	25	5	23	—	—	53
Impairment losses	—	—	55	—	—	55
(Income) from unconsolidated subsidiaries	—	—	(15)	1	—	(14)
Income (loss) from operations	644	488	359	(7)	—	1,484
Interest expense						459
Loss on extinguishment of debt and other (income) expense, net						44
Income before income taxes						$981

	Nine Months Ended September 30, 2018
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$1,536	$2,155	$1,415	$2,998	$(946)	$7,158

Commodity Margin	$782	$504	$729	$265	$—	$2,280
Add: Mark-to-market commodity activity, net and other(4)	(23)	(109)	7	41	(23)	(107)
Less:
Operating and maintenance expense	255	208	208	117	(23)	765
Depreciation and amortization expense	204	190	133	39	—	566
General and other administrative expense	28	50	30	14	—	122
Other operating expenses	33	22	24	—	—	79
(Income) from unconsolidated subsidiaries	—	—	(17)	1	—	(16)
Income (loss) from operations	239	(75)	358	135	—	657
Interest expense						466
Loss on extinguishment of debt and other (income) expense, net						73
Income before income taxes						$118
_________

(1)
Includes intersegment revenues of $133 million and $160 million in the West, $225 million and $238 million in Texas, $13 million and $19 million in the East and $4 million and $1 million in Retail for the three months ended September 30, 2019 and 2018, respectively.

(2)	Includes $31 million and $30 million of lease levelization and $20 million and $26 million of amortization expense for the three months ended September 30, 2019 and 2018, respectively.

(3)
Includes intersegment revenues of $395 million and $344 million in the West, $784 million and $447 million in Texas, $378 million and $152 million in the East and $8 million and $3 million in Retail for the nine months ended September 30, 2019 and 2018, respectively.

(4)	Includes $(4) million and $(5) million of lease levelization and $59 million and $79 million of amortization expense for the nine months ended September 30, 2019 and 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction and Overview
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators and industrial companies, retail power providers, municipalities and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power and related products for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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
The Independent Market Monitor (“IMM”) for PJM filed a complaint with the FERC on February 21, 2019 alleging that a component of PJM’s Reliability Pricing Model (“RPM”) allows sellers of the Capacity Performance product (“CP”) to offer CP at prices above the competitive level, thereby potentially allowing them to exercise market power. The IMM argues that this provision of the tariff is unjust and unreasonable because the tariff does not provide a mechanism for the IMM to review these offers. Additionally, the IMM argues that the tariff should be revised to lower the Market Seller Offer Cap. This change would require nearly all competitive suppliers to submit their offers to the IMM for review prior to bidding in the RPM. In response to the IMM’s complaint, Calpine joined with many other competitive suppliers to urge the FERC to reject the IMM’s proposed resolution as inconsistent with CP and, alternatively, to enhance the penalty provisions of CP. This course of action would address the IMM’s concerns and would also be more consistent with the CP design. FERC action on the IMM’s complaint is pending.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Below are our results of operations for the three months ended September 30, 2019 as compared to the same period in 2018 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2019	2018	Change	% Change
Operating revenues:
Commodity revenue	$2,710	$2,845	$(135)	(5)
Mark-to-market gain	78	40	38	95
Other revenue	4	5	(1)	(20)
Operating revenues	2,792	2,890	(98)	(3)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,620	1,912	292	15
Mark-to-market (gain) loss	11	(66)	(77)	#
Fuel and purchased energy expense	1,631	1,846	215	12
Operating and maintenance expense	255	248	(7)	(3)
Depreciation and amortization expense	173	179	6	3
General and other administrative expense	39	31	(8)	(26)
Other operating expenses	15	23	8	35
Total operating expenses	2,113	2,327	214	9
(Income) from unconsolidated subsidiaries	(3)	(5)	(2)	(40)
Income from operations	682	568	114	20
Interest expense	153	158	5	3
Loss on extinguishment of debt	12	1	(11)	#
Other (income) expense, net	5	3	(2)	(67)
Income before income taxes	512	406	106	26
Income tax expense	21	128	107	84
Net income	491	278	213	77
Net income attributable to the noncontrolling interest	(6)	(6)	—	—
Net income attributable to Calpine	$485	$272	$213	78

	2019	2018	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	32,555	31,022	1,533	5
Average availability(2)	96.8%	95.5%	1.3%	1
Average total MW in operation(1)	25,167	25,070	97	—
Average capacity factor, excluding peakers	63.8%	61.5%	2.3%	4
Steam Adjusted Heat Rate(2)	7,358	7,379	21	—
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $157 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$220
Higher energy margins primarily associated with higher market Spark Spreads in Texas and commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019 partially offset by lower contribution from hedging activities in both our wholesale and retail business segments and the sale of our Garrison and RockGen Energy Centers on July 10, 2019

(67)	Lower PJM and ISO-NE regulatory capacity revenue in our East segment
4	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$157
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had an unfavorable variance of $39 million primarily driven by lower forward natural gas prices during the third quarter of 2019 compared to the same period in 2018.
Our normal, recurring operating and maintenance expense, after excluding the effect of power plant portfolio changes, increased by $6 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily driven by higher employee-related costs resulting from higher performance-based compensation given our strong financial and operating results in 2019.
General and other administrative expense increased by $8 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily driven by higher employee-related costs resulting from higher performance-based compensation given our strong financial and operating results in 2019.
Loss on extinguishment of debt for the three months ended September 30, 2019 consisted of $10 million from the write-off of debt issuance costs and unamortized discount in connection with the repayment of our 2023 First Lien Term Loans with a maturity date in May 2023 and $2 million from the write-off of debt issuance costs in connection with the repayment of the OMEC project debt.
During the three months ended September 30, 2019, we recorded income tax expense of $21 million compared to $128 million for the three months ended September 30, 2018. The favorable period-over-period change primarily resulted from changes in applying the intraperiod tax allocation rules to our results of operations and related tax expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Below are our results of operations for the nine months ended September 30, 2019 as compared to the same period in 2018 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2019	2018	Change	% Change
Operating revenues:
Commodity revenue	$7,376	$7,362	$14	—
Mark-to-market gain (loss)	601	(220)	821	#
Other revenue	13	16	(3)	(19)
Operating revenues	7,990	7,158	832	12
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	4,745	5,128	383	7
Mark-to-market (gain) loss	301	(143)	(444)	#
Fuel and purchased energy expense	5,046	4,985	(61)	(1)
Operating and maintenance expense	739	765	26	3
Depreciation and amortization expense	522	566	44	8
General and other administrative expense	105	122	17	14
Other operating expenses	53	79	26	33
Total operating expenses	6,465	6,517	52	1
Impairment losses	55	—	(55)	#
(Income) from unconsolidated subsidiaries	(14)	(16)	(2)	(13)
Income from operations	1,484	657	827	#
Interest expense	459	466	7	2
Loss on extinguishment of debt	11	1	(10)	#
Other (income) expense, net	33	72	39	54
Income before income taxes	981	118	863	#
Income tax expense	40	78	38	49
Net income	941	40	901	#
Net income attributable to the noncontrolling interest	(15)	(14)	(1)	(7)
Net income attributable to Calpine	$926	$26	$900	#

	2019	2018	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	75,812	73,273	2,539	3
Average availability(2)	88.3%	88.0%	0.3%	—
Average total MW in operation(1)	25,425	25,137	288	1
Average capacity factor, excluding peakers	50.4%	48.9%	1.5%	3
Steam Adjusted Heat Rate(2)	7,328	7,366	38	1
__________

#	Variance of 100% or greater

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
Commodity revenue, net of Commodity expense, increased $397 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$422
Higher energy margins primarily associated with higher market Spark Spreads in Texas during the third quarter of 2019 compared to the same period in 2018, higher contribution from both wholesale and retail hedging activities and the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019. The increase was partially offset by the sale of our Garrison and RockGen Energy Centers on July 10, 2019 and a gain associated with the cancellation of a PPA recorded in the first quarter of 2018 with no similar activity in 2019

(31)	The sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in 2019
(13)	Lower PJM and ISO-NE regulatory capacity revenue in our East segment
19	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$397
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $377 million primarily driven by lower forward power prices partially offset by lower forward natural gas prices during the nine months ended September 30, 2019 compared to the same period in 2018.
Our normal, recurring operating and maintenance expense, after excluding the effect of power plant portfolio changes, increased by $5 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily driven by higher employee-related costs resulting from higher performance-based compensation given our strong financial and operating results in 2019. The remaining $31 million decrease in operating and maintenance expense for the nine months ended September 30, 2019 compared to the same period in 2018 primarily resulted from the acceleration of stock-based compensation expense during the first quarter of 2018 in connection with the consummation of the Merger. We no longer incur stock-based compensation expense subsequent to the consummation of the Merger.
Depreciation and amortization expense decreased by $44 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the change in estimated useful lives for our componentized balance of plant parts and rotable parts initiated in 2018 and the net period-over-period effect of changes in our power plant portfolio.
General and other administrative expense decreased by $17 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily resulting from the acceleration of stock-based compensation expense during the first quarter of 2018 in connection with the consummation of the Merger in March 2018. The decrease was partially offset by higher employee-related costs resulting from higher performance-based compensation given our strong financial and operating results in 2019.
Other operating expense decreased by $26 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to Merger-related costs associated with legal, investment banking and other professional fees in March 2018 partially offset by the write-off of unamortized balances associated with the termination of a PPA during the first quarter of 2018.
During the nine months ended September 30, 2019, we recorded impairment losses of approximately $55 million related to the sale of our Garrison and RockGen Energy Centers. See Note 4 to Consolidated Condensed Financial Statements for further information related to the sale.

Loss on extinguishment of debt for the nine months ended September 30, 2019 consisted of $10 million from the write-off of debt issuance costs and unamortized discount in connection with the repayment of our 2023 First Lien Term Loans with a maturity date in May 2023, $2 million from the write-off of debt issuance costs in connection with the repayment of the OMEC project debt and $3 million in debt modification costs associated with the refinancing of a portion of our 2023 First Lien Term Loans with a maturity date in January 2023. The loss on extinguishment of debt was partially offset by a gain on extinguishment of debt of $4 million associated with the repurchase of a portion of our Senior Unsecured Notes in the first quarter of 2019.
Other (income) expense, net decreased by $39 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to shareholder settlement costs associated with the Merger recorded during the second quarter of 2018. The decrease was partially offset by the net effect of a settlement agreement with GE executed in February 2019 which, among other things, terminated our call option and GE's put option related to the Inland Empire Energy Center. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to the Inland Empire Energy Center.
During the nine months ended September 30, 2019, we recorded income tax expense of $40 million compared to $78 million for the nine months ended September 30, 2018. The favorable period-over-period change primarily resulted from changes in applying the intraperiod tax allocation rules to our results of operations and related tax expense.
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
Commodity Margin by Segment for the Three Months Ended September 30, 2019 and 2018
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended September 30, 2019 and 2018 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2019	2018	Change	% Change
Commodity Margin (in millions)	$393	$356	$37	10
Commodity Margin per MWh generated	$47.30	$41.44	$5.86	14

MWh generated (in thousands)	8,309	8,590	(281)	(3)
Average availability	98.3%	97.5%	0.8%	1
Average total MW in operation	7,435	7,425	10	—
Average capacity factor, excluding peakers	54.1%	55.1%	(1.0)%	(2)
Steam Adjusted Heat Rate	7,372	7,384	12	—
West — Commodity Margin in our West segment increased by $37 million, or 10%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to higher contribution from hedging activities and higher resource adequacy revenues. The increase in Commodity Margin was partially offset by lower revenue from reliability must run contracts during the third quarter of 2019 compared to the same period in 2018.

Texas:	2019	2018	Change	% Change
Commodity Margin (in millions)	$369	$187	$182	97
Commodity Margin per MWh generated	$24.83	$13.28	$11.55	87

MWh generated (in thousands)	14,864	14,081	783	6
Average availability	95.2%	95.7%	(0.5)%	(1)
Average total MW in operation	8,859	8,850	9	—
Average capacity factor, excluding peakers	76.0%	72.1%	3.9%	5
Steam Adjusted Heat Rate	7,187	7,186	(1)	—
Texas — Commodity Margin in our Texas segment increased by $182 million, or 97%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to higher market Spark Spreads during August and September 2019 compared to the same months in 2018.

East:	2019	2018	Change	% Change
Commodity Margin (in millions)	$265	$320	$(55)	(17)
Commodity Margin per MWh generated	$28.25	$38.32	$(10.07)	(26)

MWh generated (in thousands)	9,382	8,351	1,031	12
Average availability	97.1%	93.7%	3.4%	4
Average total MW in operation	8,873	8,795	78	1
Average capacity factor, excluding peakers	57.9%	53.1%	4.8%	9
Steam Adjusted Heat Rate	7,639	7,710	71	1
East — Commodity Margin in our East segment decreased by $55 million, or 17%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to lower regulatory capacity revenue in PJM and ISO-NE and the sale of our Garrison and RockGen Energy Centers on July 10, 2019. The decrease in Commodity Margin was partially offset by the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019. Generation increased 12% primarily driven by our York 2 Energy Center partially offset by the sale of our Garrison and RockGen Energy Centers.

Retail:	2019	2018	Change	% Change
Commodity Margin (in millions)	$100	$111	$(11)	(10)
Retail — Commodity Margin in our retail segment decreased by $11 million, or 10%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to decreased contribution from gas supply hedging activity.
Commodity Margin by Segment for the Nine Months Ended September 30, 2019 and 2018
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the nine months ended September 30, 2019 and 2018 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2019	2018	Change	% Change
Commodity Margin (in millions)	$908	$782	$126	16
Commodity Margin per MWh generated	$47.56	$44.35	$3.21	7

MWh generated (in thousands)	19,093	17,631	1,462	8
Average availability	88.3%	87.8%	0.5%	1
Average total MW in operation	7,430	7,425	5	—
Average capacity factor, excluding peakers	41.9%	38.1%	3.8%	10
Steam Adjusted Heat Rate	7,382	7,366	(16)	—
West — Commodity Margin in our West segment increased by $126 million, or 16%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to higher contribution from hedging activities and higher resource adequacy revenues. The increase in Commodity Margin was partially offset by lower revenue from reliability must run contracts during the nine months ended September 30, 2019 compared to the same period in 2018.

Texas:	2019	2018	Change	% Change
Commodity Margin (in millions)	$704	$504	$200	40
Commodity Margin per MWh generated	$19.79	$14.30	$5.49	38

MWh generated (in thousands)	35,577	35,247	330	1
Average availability	86.2%	89.0%	(2.8)%	(3)
Average total MW in operation	8,855	8,850	5	—
Average capacity factor, excluding peakers	61.3%	60.8%	0.5%	1
Steam Adjusted Heat Rate	7,142	7,147	5	—
Texas — Commodity Margin in our Texas segment increased by $200 million, or 40%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to higher market Spark Spreads during August and September 2019 compared to the same months in 2018. The increase in Commodity Margin was partially offset by higher revenue in the first quarter of 2018 associated with the sale of environmental credits with no similar activity in 2019.

East:	2019	2018	Change	% Change
Commodity Margin (in millions)	$765	$729	$36	5
Commodity Margin per MWh generated	$36.18	$35.74	$0.44	1

MWh generated (in thousands)	21,142	20,395	747	4
Average availability	90.5%	87.1%	3.4%	4
Average total MW in operation	9,140	8,862	278	3
Average capacity factor, excluding peakers	44.8%	44.4%	0.4%	1
Steam Adjusted Heat Rate	7,615	7,752	137	2
East — Commodity Margin in our East segment increased by $36 million, or 5%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to higher contribution from hedging activities, higher regulatory capacity revenue in PJM and ISO-NE during the first half of 2019 and the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019. The increase in Commodity Margin was partially offset by lower regulatory capacity revenue in PJM and ISO-NE during the third quarter of 2019, lower market Spark Spreads, the sale of our Garrison and RockGen Energy Centers on July 10, 2019 and a gain associated with the cancellation of a PPA recorded during the first quarter of 2018 with no similar activity in 2019.

Retail:	2019	2018	Change	% Change
Commodity Margin (in millions)	$281	$265	$16	6
Retail — Commodity Margin in our retail segment increased by $16 million, or 6%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increased sales revenue activity.

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
Liquidity
The following table provides a summary of our liquidity position at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents, corporate(1)	$706	$141
Cash and cash equivalents, non-corporate(2)	86	64
Total cash and cash equivalents	792	205
Restricted cash(2)	407	201
Corporate Revolving Facility availability(3)	1,394	966
CDHI revolving facility availability(4)	45	49
Other facilities availability(5)	4	7
Total current liquidity availability(6)	$2,642	$1,428
____________

(1)	Our ability to use corporate cash and cash equivalents is unrestricted.

(2)	See Note 1 of the Notes to Consolidated Condensed Financial Statements for a description of the restrictions on our use of non-corporate cash and cash equivalents and restricted cash.

(3)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion. On August 12, 2019, we amended our Corporate Revolving Facility to extend the maturity of $150 million in revolving commitments from June 27, 2020 to March 8, 2023, and to reduce the commitments outstanding by $20 million to approximately $2.0 billion. The entire Corporate Revolving Facility now matures on March 8, 2023. See “Letter of Credit Facilities” below for amounts issued under letters of credit at September 30, 2019 associated with our Corporate Revolving Facility.

(4)
Our CDHI revolving facility is restricted to support certain obligations under PPAs and power transmission and natural gas transportation agreements as well as fund the construction of our Washington Parish Energy Center. Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI revolving facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available.

(5)	We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at September 30, 2019.

(6)
Includes $125 million and $52 million of margin deposits posted with us by our counterparties at September 30, 2019 and December 31, 2018, respectively. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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
On July 18, 2019, our board of directors approved a special cash dividend of $400 million to be paid to our parent, CPN Management, which was funded with the proceeds from the sale of the Garrison and RockGen Energy Centers, along with cash on hand, and was paid on July 18, 2019. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to the sale of the Garrison and RockGen Energy Centers.
Future cash dividends, if any, may be authorized at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, asset sales, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. We estimate that as of September 30, 2019, a three standard deviation shift in collateral exposure based on commodity market price changes for the previous 12 months applied to our current portfolio of margined transactions would result in an increase in collateral posted of approximately $263 million. This amount is not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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

Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Corporate Revolving Facility(1)	$602	$693
CDHI(2)	20	251
Various project financing facilities	199	228
Other corporate facilities(3)	294	193
Total	$1,115	$1,365
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion. On August 12, 2019, we amended our Corporate Revolving Facility to extend the maturity of $150 million in revolving commitments from June 27, 2020 to March 8, 2023, and to reduce the commitments outstanding by $20 million to approximately $2.0 billion. The entire Corporate Revolving Facility now matures on March 8, 2023.

(2)
Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI revolving facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available.

(3)	We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at September 30, 2019.
California Wildfire
A wildfire known as the Kincade Fire began on October 23, 2019 in Geyserville, California where our Geysers Assets are located and burned on parts of the 45 square miles that make up our Geysers Assets properties and leasehold. Operating equipment at our Geysers Assets sustained limited damage which we are in the process of repairing. The fire caused extensive damage to third-party property in the region. Transmission service owned and operated by PG&E was cut due to the fire and high wind conditions, forcing us to suspend operations for several days. Some operations have resumed with the restoration of partial transmission service, and we expect to resume full operations when transmission is restored.
Prior to the fire, in response to forecasted severe wind conditions and PG&E’s Public Safety Power Shutoff (“PSPS”), personnel at our Geysers Assets followed fire prevention protocols, including de-energizing the local power system that supports our Geysers Assets operations. We do not believe our facilities caused or contributed to the start of the fire, nor do we believe we have any liability for damages caused by the fire. Notably, PG&E has filed a notice with the CPUC that it was notified by the California Department of Forestry and Fire Protection (“CALFIRE”) that equipment on one of its transmission towers was observed to be broken at the location that CALFIRE is investigating as the fire’s potential point of origin.
Our Geysers Assets remain a critical part of the California plan to achieve a low-carbon future. In our view, our investments and processes at our Geysers Assets assure the facilities are as fire resistant and resilient as possible, and we expect our Geysers Assets will remain ready to help California meet that challenge.

NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2018, our consolidated federal NOLs totaled approximately $6.4 billion.

Cash Flow Activities
The following table summarizes our cash flow activities for the nine months ended September 30, 2019 and 2018 (in millions):

	2019	2018
Beginning cash, cash equivalents and restricted cash	$406	$443
Net cash provided by (used in):
Operating activities	1,431	873
Investing activities	(137)	(313)
Financing activities	(501)	(240)
Net increase in cash, cash equivalents and restricted cash	793	320
Ending cash, cash equivalents and restricted cash	$1,199	$763
Net Cash Provided By Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2019, was $1,431 million compared to $873 million for the nine months ended September 30, 2018. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $444 million for the nine months ended September 30, 2019, compared to the same period in 2018. Non-cash items consist primarily of depreciation and amortization, income from unconsolidated subsidiaries, gain on sale of assets and mark-to-market activity. The increase in income from operations was primarily driven by a $397 million increase in Commodity revenue, net of Commodity expense, a $26 million decrease in operating and maintenance expense and a $26 million decrease in other operating expenses. See “Results of Operations for the Nine Months Ended September 30, 2019 and 2018” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $119 million for the nine months ended September 30, 2019 compared to the same period in 2018 after adjusting for changes in debt extinguishment costs and certain mark-to-market related balances that do not impact cash provided by operating activities. This change was primarily due to margin posting activity on our commodity hedging activities as well as a change in environmental products balances.

Net Cash Used In Investing Activities
Cash used in investing activities for the nine months ended September 30, 2019, was $137 million compared to $313 million for the nine months ended September 30, 2018. The decrease was primarily due to:

•	Divestitures — During the nine months ended September 30, 2019, we closed on the sale of the Garrison Energy Center and RockGen Energy Center for approximately $303 million.

•
Capital expenditures — We incurred higher capital expenditures on construction and growth projects during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net Cash Used In Financing Activities
Cash used in financing activities for the nine months ended September 30, 2019, was $501 million compared to $240 million for the nine months ended September 30, 2018. The increase was primarily due to:

•
Dividends Paid — During the nine months ended September 30, 2019, we paid a dividend to our parent, CPN Management, of $401 million from the proceeds of the sale of the Garrison Energy Center and RockGen Energy Center and from cash on hand. We paid a $20 million dividend to CPN Management during the nine months ended September 30, 2018.

•
Stock Repurchases — During the nine months ended September 30, 2018, we repurchased $79 million of our equity classified share-based awards on the effective date of the Merger. There was no similar activity during the nine months ended September 30, 2019.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities with the exception of Calpine Receivables (see Notes 7 and 17 of the Notes to Consolidated Financial Statements in our 2018 Form 10-K for further information related to Calpine Receivables). As of September 30, 2019, these entities included: Russell City Energy Company, LLC, OMEC and Calpine Receivables.
OMEC — OMEC had a ten-year tolling agreement with SDG&E, which commenced on October 3, 2009 and expired on October 2, 2019. Under a ground lease agreement, OMEC held a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which was exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E. The RA contract received initial regulatory approval by the CPUC on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC. Accordingly, on March 28, 2019, we provided notice of our exercise of the put option, which we subsequently rescinded by agreement following the CPUC’s denial of all appeals of the new RA contract on August 1, 2019. On October 3, 2019, the RA contract with SDG&E commenced. As a result, we will retain the 608 MW Otay Mesa Energy Center, which plays an integral role in electric reliability in Southern California.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $387 million at September 30, 2019, compared to approximately $302 million at December 31, 2018, and our derivative liabilities have decreased to approximately $282 million at September 30, 2019, compared to approximately $443 million at December 31, 2018. The fair value of our level 3 derivative assets and liabilities at September 30, 2019 represents approximately 40% and 31% of our total assets and liabilities measured at fair value, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2019, through September 30, 2019, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2019	$(171)	$30	$(141)
Items recognized or otherwise settled during the period(1)(2)	172	(18)	154
Fair value attributable to new contracts(3)	96	4	100
Changes in fair value attributable to price movements	40	(48)	(8)
Fair value of contracts outstanding at September 30, 2019(4)	$137	$(32)	$105
__________

(1)
Commodity contract settlements consist of the realization of previously recognized losses on contracts not designated as hedging instruments of $(191) million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $(19) million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $18 million related to realized gains from settlements of designated cash flow hedges and nil related to roll-off from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $(16) million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at September 30, 2019, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2019	2020-2021	2022-2023	After 2023	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	2	(73)	1	—	(70)
Prices based on models and other valuation methods	22	79	56	50	207
Total fair value	$24	$6	$57	$50	$137
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

The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2019 and 2018 (in millions):

	2019	2018
Three months ended September 30:
High	$68	$54
Low	$31	$32
Average	$45	$41

Nine months ended September 30:
High	$68	$54
Low	$22	$19
Average	$36	$34
As of September 30	$35	$47
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
We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at September 30, 2019, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of September 30, 2019)	2019	2020-2021	2022-2023	After 2023	Total
Investment grade	$3	$(81)	$12	$15	$(51)
Non-investment grade	3	7	7	7	24
No external ratings(1)	18	80	38	28	164
Total fair value	$24	$6	$57	$50	$137
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third-party credit agencies due to the nature and size of the customers.
Interest Rate Risk — Our variable rate financings are indexed to base rates, generally LIBOR. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. The fair value of our interest rate hedging instruments are validated based upon external quotes. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(13) million at September 30, 2019.
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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 10 to the Credit Agreement, dated as of August 12, 2019, among Calpine Corporation, as borrower, the guarantors party thereto, MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2019).

10.2
Credit Agreement, dated August 12, 2019 among Calpine Corporation, as borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and MUFG Union Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2019).

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
Date: November 8, 2019