Form 10-K
period 2019-12-31
CALPINE CORP
filed 2020-02-25
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ]     No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [X]     No [ ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [    ]     No [X]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]     No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [    ]     No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter: $0.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Calpine Corporation: 105.2 shares of common stock, par value $0.001, were outstanding as of February 24, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

CALPINE CORPORATION AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2019

i

DEFINITIONS
As used in this annual report for the year ended December 31, 2019, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION

2019 First Lien Term Loan
The $400 million first lien senior secured term loan, dated February 3, 2017, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and MUFG Union Bank, N.A., as collateral agent, repaid on April 5, 2019

2022 First Lien Notes	The $750 million aggregate principal amount of 6.0% senior secured notes due 2022, issued October 31, 2013, repaid on December 20, 2019 and January 21, 2020

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

2023 Senior Unsecured Notes	The $1.25 billion aggregate principal amount of 5.375% senior unsecured notes due 2023, issued July 22, 2014, repaid on December 27, 2019 and January 21, 2020

2024 First Lien Notes	The $490 million aggregate principal amount of 5.875% senior secured notes due 2024, issued October 31, 2013, repaid on December 20, 2019 and January 21, 2020

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

2026 First Lien Notes
Collectively, the $625 million aggregate principal amount of 5.25% senior secured notes due 2026, issued May 31, 2016, and the $560 million aggregate principal amount of 5.25% senior secured notes due 2026, issued on December 15, 2017

2026 First Lien Term Loans
Collectively, the $950 million first lien senior secured term loan, dated April 5, 2019, among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the $750 million first lien senior secured term loan, dated August 12, 2019, among Calpine Corporation, as borrower, the lending party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and MUFG Union Bank, N.A., as collateral agent

2028 First Lien Notes	The $1.25 billion aggregate principal amount of 4.5% senior secured notes due 2028, issued December 20, 2019

2028 Senior Unsecured Notes	The $1.4 billion aggregate principal amount of 5.125% senior unsecured notes due 2028, issued December 27, 2019

AB 32	California Assembly Bill 32

ABBREVIATION	DEFINITION

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

Board of Directors	Calpine Corporation Board of Directors

Btu	British thermal unit(s), a measure of heat content

CAA	Federal Clean Air Act, U.S. Code Title 42, Chapter 85

CAISO	California Independent System Operator which is an entity that manages the power grid and operates the competitive power market in California

CARB	California Air Resources Board

Calpine Equity Incentive Plans	Calpine’s equity plans in place prior to the Merger, which provided for grants of equity awards to Calpine non-union employees and non-employee members of our Board of Directors

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
A government imposed emissions reduction program that would place a cap on the amount of emissions that can be emitted from certain sources, such as power plants. In its simplest form, the cap amount is set as a reduction from the total emissions during a base year and for each year over a period of years the cap amount would be reduced to achieve the targeted overall reduction by the end of the period. Allowances or credits for emissions in an amount equal to the cap would be issued or auctioned to companies with facilities, permitting them to emit up to a certain amount of emissions during each applicable period. After allowances have been distributed or auctioned, they can be transferred or traded

CCA
Community Choice Aggregators which are local governments that procure power on behalf of their residents, businesses and municipal accounts from an alternative supplier while still receiving transmission and distribution service from their existing utility

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

CPN Management	CPN Management, LP, which owns 100% of the common stock of Calpine Corporation

CSAPR	Cross-State Air Pollution Rule

EIA	Energy Information Administration of the U.S. Department of Energy

EPA	U.S. Environmental Protection Agency

ABBREVIATION	DEFINITION

ERCOT	Electric Reliability Council of Texas which is an entity that manages the flow of electric power to Texas customers representing approximately 90 percent of the state’s electric load

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2024 First Lien Notes, the 2026 First Lien Notes and the 2028 First Lien Notes

First Lien Term Loans	Collectively, the 2019 First Lien Term Loan, the 2023 First Lien Term Loans, the 2024 First Lien Term Loan and the 2026 First Lien Term Loans

GE	General Electric International, Inc.

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

GHG(s)	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

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

REC(s)	Renewable energy credit(s)

Report	This Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020

Reserve margin(s)	The measure of how much the total generating capacity installed in a region exceeds the peak demand for power in that region

RFC	Reliability First Corporation

RGGI	Regional Greenhouse Gas Initiative

Risk Management Policy
Calpine’s policy applicable to all employees, contractors, representatives and agents, which defines the risk management framework and corporate governance structure for commodity risk, interest rate risk, currency risk and other risks

RMR Contract(s)	Reliability Must Run contract(s)

RPS	Renewable Portfolio Standard

RTO(s)	Regional Transmission Organization which is an entity that coordinates, controls and monitors the operation of an electric power system and administers the transmission grid on a regional basis

SDG&E	San Diego Gas & Electric Company

SEC	U.S. Securities and Exchange Commission

Securities Act	U.S. Securities Act of 1933, as amended

Senior Unsecured Notes	Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes, the 2025 Senior Unsecured Notes and the 2028 Senior Unsecured Notes

SERC	Southeastern Electric Reliability Council

SO2	Sulfur dioxide

Spark Spread(s)	The difference between the sales price of power per MWh and the cost of natural gas to produce it

Steam Adjusted Heat Rate
The adjusted Heat Rate for our natural gas-fired power plants, excluding peakers, calculated by dividing (a) the fuel consumed in Btu reduced by the net equivalent Btu in steam exported to a third party by (b) the KWh generated. Steam Adjusted Heat Rate is a measure of fuel efficiency, so the lower our Steam Adjusted Heat Rate, the lower our cost of generation

Stockholders Agreement	Stockholders Agreement, dated March 8, 2018, by and between Calpine Corporation and CPN Management

TRE	Texas Reliability Entity, Inc.

U.S. GAAP	Generally accepted accounting principles in the U.S.

VAR	Value-at-risk

ABBREVIATION	DEFINITION

VIE(s)	Variable interest entity(ies)

WECC	Western Electricity Coordinating Council

Whitby
Whitby Cogeneration Limited Partnership, a 50% partnership interest, which we sold on November 20, 2019, between certain of our subsidiaries and a third party which operates Whitby, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada

Forward-Looking Statements

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

•
Our ability to manage our liquidity needs, access the capital markets when necessary and comply with covenants under our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes, Corporate Revolving Facility, CCFC Term Loan and other existing financing obligations;

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

•
Natural disasters, such as hurricanes, earthquakes, droughts and floods, acts of terrorism, cyber attacks or wildfires that may affect our power plants or the markets our power plants or retail operations serve and our corporate offices;

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
BUSINESS AND STRATEGY
We are a premier competitive power company with 77 power plants, including one under construction, primarily in the U.S. We sell power and related services to our wholesale customers who include commercial and industrial end-users, state and regional wholesale market operators, and our retail customers. We measure our success by delivering long-term value. We accomplish this through our focus on operational excellence at our power plants and in our customer and commercial activity, as well as through our disciplined approach to capital allocation.
Our capital allocation philosophy seeks to maximize levered cash returns to equity while maintaining a strong balance sheet. We seek to enhance value through a diverse and balanced capital allocation approach that includes portfolio management including select asset sales, organic or acquisitive growth, returning capital to owners and debt reduction. The mix of this activity shifts over time given the external market environment and the opportunity set. During the year ended December 31, 2019, we paid cash distributions to our parent, CPN Management, totaling $1.15 billion. Since the beginning of 2017 through the end of January 2020, we have reduced our total debt by approximately $1.6 billion and funded approximately $350 million of expansion/growth projects. We further optimized our capital structure by refinancing, redeeming, repricing or amending several of our debt instruments during the year ended December 31, 2019 achieving substantial annual interest savings.
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
We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators and industrial companies, retail power providers, municipalities, CCAs and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power and related products for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants. Seasonality and weather can have a significant effect on our results of operations and are also considered in our hedging and optimization activities.
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
Our wholesale power plant portfolio, including partnership interests, consists of 77 power plants, including one under construction, with an aggregate current generation capacity of 26,035 MW and 361 MW under construction. In March 2019, our York 2 Energy Center commenced commercial operations, bringing online approximately 828 MW of combined cycle, natural gas-fired capacity with dual-fuel capability. Our fleet consists of 62 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants and one photovoltaic solar plant. Our wholesale geographic segments have an aggregate generation capacity of 7,590 MW in the West, 9,115 MW in Texas and 9,330 MW with an additional 361 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 23 states in the U.S. and in Canada and Mexico.

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
THE MARKET FOR POWER
Our Power Markets and Market Fundamentals
The power industry represents one of the largest industries in the U.S. and affects nearly every aspect of our economy, with an estimated end-user market of approximately $398 billion in power sales in 2019 according to the EIA. Although different regions of the country have very different models and rules for competition, the markets in which we operate have some form of wholesale or retail market competition. California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic regions (included in our East segment), which are the markets in which we have our largest presence, have emerged as among the most competitive wholesale and retail power markets in the U.S. We also operate, to a lesser extent, in competitive wholesale power markets in the Southeast. In addition to our sales of electrical power to wholesale and retail customers, our power plants produce and our customers require several other products. A description of the products we provide to our customers is below:

•
First, we provide power to utilities, independent electric system operators and industrial companies, retail power providers, municipalities, CCAs and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. Our power sales occur in several different product categories including baseload (around the clock generation), intermediate (generation typically more expensive than baseload and utilized during higher demand periods to meet shifting demand needs), and peaking energy (most expensive variable cost and utilized during the highest demand periods), for which the latter is provided by some of our stand-alone peaking power plants/units and from our combined-cycle power plants by using technologies such as steam injection or duct firing additional burners in the heat recovery steam generators.

•
Second, we provide capacity for sale to utilities, independent electric system operators and retail power providers. In various markets, retail power providers, including our affiliates, (or independent electric system operators on their behalf) are required to demonstrate adequate resources to meet their power sales commitments. To meet this obligation, they procure a market product known as capacity from power plant owners or resellers. Capacity auctions are held in the Northeast, Mid-Atlantic and certain Midcontinent regional markets. California has a bilateral capacity program. Texas does not presently have a capacity market or a requirement for retailers to ensure adequate resources.

•
Third, we produce RECs primarily from our Geysers Assets in northern California. California has an RPS that requires load serving entities to have RECs for a certain percentage of their demand for the purpose of guaranteeing a certain level of renewable generation in the state or in neighboring areas. Because geothermal is a renewable source of energy, we receive a REC for each MWh we produce and are able to sell our RECs to load serving entities. We also purchase RECs from other sources for resale to our customers.

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

•	Of the five products above, we are active not only in production but also in the procurement of four of the five (excluding steam) on behalf of our retail customers.
We also buy and sell emission allowances and credits, including those under California’s AB 32 GHG reduction program, Massachusetts’ CO2 reduction program, RGGI, the federal Acid Rain and CSAPR programs, and emission reduction credits under the federal Nonattainment New Source Review program.
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

The Price and Supply of Natural Gas
Approximately 96%, or 24,915 MW, of our generating capability’s fuel requirements are met with natural gas. We have approximately 725 MW of baseload capacity from our Geysers Assets and our expectation is that the steam reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future as our steam flow decline rates have become very small over the past several years. We also have approximately 391 MW of capacity from power plants where we purchase fuel oil to meet generation requirements, but generally do not expect fuel oil requirements to be material to our portfolio of power plants. In our East segment, where the supply of natural gas can be constrained under some weather circumstances, we have approximately 6,100 MW of dual-fueled capable power plants. Additionally, we have 4 MW of capacity from solar power generation technology with no fuel requirement.
We procure natural gas from multiple suppliers and transportation and storage sources. Although availability is generally not an issue, localized shortages (especially in extreme weather conditions in and around population centers), transportation availability and supplier financial stability issues can and do occur. When natural gas supply is constrained, some of our power plants benefit from the ability to operate on fuel oil instead of natural gas.
The price of natural gas, economic growth and environmental regulations affect our Commodity Margin and liquidity. The effect of changes in natural gas prices differs according to the time horizon and regional market conditions and depends on our hedge levels and other factors discussed below.
Much of our generating capacity is located in California (included in our West segment), Texas (included in our Texas segment) and the Northeast and Mid-Atlantic (included in our East segment) where natural gas-fired units set power prices during many hours. When natural gas is the price-setting fuel (i.e., when electricity demand exceeds available renewable generation and natural gas prices exceed the cost of available coal generation), increases in natural gas prices may increase our unhedged Commodity Margin because our combined-cycle power plants in those markets are more fuel-efficient than conventional natural gas-fired technologies and peaking power plants. Conversely, decreases in natural gas prices may decrease our unhedged Commodity Margin. In these instances, our cost of production advantage relative to less efficient natural gas-fired generation is diminished on an absolute basis until the point we are cheaper than any available coal on marginal economics. Additionally, in the Northeast and Mid-Atlantic regions, we have generating units capable of burning either natural gas or fuel oil. For these units, on the rare occasions when the cost of consuming natural gas is excessively high relative to fuel oil, our unhedged Commodity Margin may increase as a result of our ability to use the lower cost fuel.
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
In markets with centralized ISOs, such as California, Texas, the Northeast and Mid-Atlantic, our natural gas-fired power plants compete directly with all other sources of power. The EIA estimates that in 2019, 38% of the power generated in the U.S. was fueled by natural gas, 24% by coal, 20% by nuclear facilities and the remaining 18% of power generated by hydroelectric, fuel oil, geothermal and other energy sources. We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our power plants. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters.”
Competition from renewable generation and energy storage is likely to continue to increase in the future. Federal and state financial incentives and RPS requirements continue to foster renewables development.
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
Our operations are commodity intensive. We produced approximately 103 billion KWh of electricity in 2019 across North America and consumed approximately 790 Bcf of natural gas, making us one of the largest producers of electricity and consumers of natural gas in North America. Additionally, our retail affiliates provided approximately 60 billion KWh to customers in 2019. We actively manage our commodity risk exposures with a variety of physical and financial instruments with varying time horizons. These instruments include PPAs, tolling arrangements, Heat Rate swaps and options, retail power sales including through our retail subsidiaries, steam sales, buying and selling standard physical power and natural gas products, buying and selling exchange traded instruments, buying and selling environmental and capacity products, natural gas transportation and storage arrangements, electric transmission service and other contracts for the sale and purchase of power products. We utilize these instruments to maximize the risk-adjusted returns for our Commodity Margin.
At any point in time, the relative quantity of our products hedged or sold under longer-term contracts is determined by the availability of forward product sales opportunities and our view of the attractiveness of the pricing available for forward sales. We have economically hedged a portion of our expected generation and natural gas portfolio as well as retail load supply obligations, where appropriate, mostly through power and natural gas forward physical and financial transactions including retail power sales; however, we currently remain susceptible to significant price movements for 2020 and beyond. When we elect to enter into these transactions, we are able to economically hedge a portion of our Spark Spread at pre-determined generation and price levels.
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
SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION
See Note 18 of the Notes to Consolidated Financial Statements for a discussion of financial information by reportable segment and geographic area and significant customer information for the years ended December 31, 2019, 2018 and 2017.

DESCRIPTION OF OUR OPERATIONS

Renewable
Combined Cycle
Simple Cycle / Other
Under Construction

Geographic Diversity	Dispatch Technology

Power Plants in Operation
We own 77 power plants, including one under construction, with an aggregate generation capacity of 26,035 MW and 361 MW under construction.
Natural Gas-Fired Fleet
Our natural gas-fired power plants primarily utilize two types of designs: 1,640 MW of simple-cycle combustion turbines and 22,941 MW of combined-cycle combustion turbines and a small portion from conventional natural gas/oil-fired boilers with steam turbines. Simple-cycle combustion turbines burn natural gas or fuel oil to spin an electric generator to produce power. A combined-cycle unit combusts fuel like a simple-cycle combustion turbine and the exhaust heat is captured by a heat recovery boiler to create steam which can then spin a steam turbine. Simple-cycle turbines are easier to maintain, but combined-cycle turbines operate with much higher efficiency. Each of our power plants currently in operation is capable of producing power for sale to a utility, another third-party end user, our retail customers or an intermediary such as a marketing company. At 12 of our power plants, we also produce thermal energy (primarily steam and chilled water), which can be sold to industrial and governmental users. These plants are called combined heat and power facilities.
Our Steam Adjusted Heat Rate for 2019 for the power plants we operate was 7,326 Btu/KWh which results in a power conversion efficiency of approximately 47%. The power conversion efficiency is a measure of how efficiently a fossil fuel power plant converts thermal energy to electrical energy. Our Steam Adjusted Heat Rate includes all fuel required to dispatch our power plants including “start-up” and “shut-down” fuel, as well as all non-steady state operations. Once our power plants achieve steady state operations, our combined-cycle power plants achieve an average power conversion efficiency of approximately 50%. Additionally, we also sell steam from our combined heat and power plants, which improves our power conversion efficiency in steady state operations from these power plants to an average of approximately 53%. Due to our modern combustion turbine fleet, our power conversion efficiency is significantly better than that of older technology natural gas-fired power plants and coal-fired power plants, which typically have power conversion efficiencies that range from 28% to 36%.
Our natural gas fleet is relatively young with a weighted average age, based upon MW capacities in operation, of approximately 19 years.
Geothermal Fleet
Our Geysers Assets are a 725 MW fleet of 13 operating power plants in northern California. Geothermal power is considered renewable energy because the steam harnessed to power our turbines is produced inside the Earth and does not require burning fuel. The steam is produced below the Earth’s surface from reservoirs of hot water, both naturally occurring and injected. The steam is piped directly from the underground production wells to the power plants and used to spin turbines to generate power. Unlike other renewable resources such as wind or sunlight, which depend on intermittent sources to generate power, geothermal power provides a consistent source of energy as evidenced by our Geysers Assets’ availability of approximately 86% in 2019, which reflects the impact of a third-party transmission outage at our Geysers Assets associated with a wildfire during the fourth quarter of 2019. The sale of RECs to customers is an important separate income stream for our Geysers Assets.
We inject water back into the steam reservoir, which extends the useful life of the resource and helps to maintain the output of our Geysers Assets. The water we inject comes from the condensate associated with the steam extracted to generate power, wells and creeks, as well as water purchase agreements for reclaimed water. We receive and inject an average of approximately 15 million gallons of reclaimed water per day into the geothermal steam reservoir at The Geysers where the water is naturally heated by the Earth, creating additional steam to fuel our Geysers Assets. Approximately 12 million gallons per day are received from the Santa Rosa Geysers Recharge Project, which we developed jointly with the City of Santa Rosa, and we receive, on average, approximately three million gallons a day from The Lake County Recharge Project from Lake County. As a result of these recharge projects, MWh production has been relatively constant. We expect that, as a result of the water injection program, the reservoir at our Geysers Assets will be able to supply economic quantities of steam for the foreseeable future.
We periodically review our geothermal studies to help us assess the economic life of our geothermal reserves. Our most recent geothermal reserve study was conducted in 2019. Our evaluation of our geothermal reserves, including our review of any applicable independent studies conducted, indicated that our Geysers Assets should continue to supply sufficient steam to generate positive cash flows at least through 2079. In reaching this conclusion, our evaluation, consistent with the due diligence study of 2019, assumes that defined “proved reserves” are those quantities of geothermal energy which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods and government regulations.
We lease the geothermal steam fields from which we extract steam for our Geysers Assets. We have leasehold mineral interests in 105 leases comprising approximately 28,000 acres of federal, state and private geothermal resource lands in The

Geysers region of northern California. Our leases cover one contiguous area of property that comprises approximately 45 square miles in the northwest corner of Sonoma County and southeast corner of Lake County. The approximate breakout by volume of steam removed under the above leases for the year ended 2019 is:

•	26% related to leases with the federal government via the Office of Natural Resources Revenue,

•	31% related to leases with the California State Lands Commission and

•	43% related to leases with private landowners/leaseholders.
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
Other Power Generation Technologies
We also have 725 MW of older, less efficient technology at our Edge Moor Energy Center which has conventional steam turbine technology and 4 MW of capacity from solar power generation technology at our Vineland Solar Energy Center in New Jersey.
Retail Operations
Our retail segment provides energy and related services to commercial, industrial, governmental and residential customers through our retail subsidiaries which consist of Calpine Solutions and Champion Energy (including North American Power). Our retail operations have an overlapping presence with our wholesale business in California, Texas and the Northeast and Mid-Atlantic regions of the U.S and provided approximately 60 billion KWh to customers in 2019 consisting of approximately 6 million annualized residential customer equivalents. Thus, our retail segment geographically and strategically complements our wholesale generation fleet providing access to forward market liquidity through both direct and mass market retail sales channels.

Table of Operating Power Plants and Project Under Construction
Set forth below is certain information regarding our operating power plants and project under construction at January 28, 2020.

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2019 Total MWh Generated(4)
WEST
Geothermal
McCabe #5 & #6	WECC	CA	Renewable	100%	84	84	635,462
Ridge Line #7 & #8	WECC	CA	Renewable	100%	76	76	546,804
Calistoga	WECC	CA	Renewable	100%	69	69	400,526
Eagle Rock	WECC	CA	Renewable	100%	68	68	606,753
Big Geysers	WECC	CA	Renewable	100%	61	61	351,745
Lake View	WECC	CA	Renewable	100%	54	54	491,695
Quicksilver	WECC	CA	Renewable	100%	53	53	368,140
Sonoma	WECC	CA	Renewable	100%	53	53	350,221
Cobb Creek	WECC	CA	Renewable	100%	51	51	350,775
Socrates	WECC	CA	Renewable	100%	50	50	299,620
Sulphur Springs	WECC	CA	Renewable	100%	47	47	456,099
Grant	WECC	CA	Renewable	100%	41	41	244,322
Aidlin	WECC	CA	Renewable	100%	18	18	106,159
Natural Gas-Fired
Delta Energy Center	WECC	CA	Combined Cycle	100%	835	857	3,540,562
Pastoria Energy Center	WECC	CA	Combined Cycle	100%	780	759	4,061,160
Hermiston Power Project	WECC	OR	Combined Cycle	100%	566	635	4,303,231
Russell City Energy Center(5)	WECC	CA	Combined Cycle	100%	572	619	662,160
Otay Mesa Energy Center	WECC	CA	Combined Cycle	100%	513	608	751,810
Metcalf Energy Center	WECC	CA	Combined Cycle	100%	564	605	2,566,516
Sutter Energy Center	WECC	CA	Combined Cycle	100%	542	578	653,076
Los Medanos Energy Center	WECC	CA	Cogen	100%	518	572	2,707,147
South Point Energy Center	WECC	AZ	Combined Cycle	100%	520	530	1,883,597
Los Esteros Critical Energy Facility	WECC	CA	Combined Cycle	100%	243	309	216,237
Gilroy Energy Center	WECC	CA	Simple Cycle	100%	—	141	26,680
Gilroy Cogeneration Plant	WECC	CA	Cogen	100%	109	130	89,536
King City Cogeneration Plant	WECC	CA	Cogen	100%	120	120	161,388
Wolfskill Energy Center	WECC	CA	Simple Cycle	100%	—	48	7,008
Yuba City Energy Center	WECC	CA	Simple Cycle	100%	—	47	28,995
Feather River Energy Center	WECC	CA	Simple Cycle	100%	—	47	12,321
Creed Energy Center	WECC	CA	Simple Cycle	100%	—	47	11,763
Lambie Energy Center	WECC	CA	Simple Cycle	100%	—	47	12,245
Goose Haven Energy Center	WECC	CA	Simple Cycle	100%	—	47	11,509
Riverview Energy Center	WECC	CA	Simple Cycle	100%	—	47	20,042
King City Peaking Energy Center	WECC	CA	Simple Cycle	100%	—	44	6,038
Agnews Power Plant	WECC	CA	Combined Cycle	100%	28	28	6,613
Subtotal					6,635	7,590	26,947,955

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2019 Total MWh Generated(4)
TEXAS
Deer Park Energy Center	TRE	TX	Cogen	100%	1,103	1,204	6,775,720
Guadalupe Energy Center	TRE	TX	Combined Cycle	100%	1,009	1,000	5,481,210
Baytown Energy Center	TRE	TX	Cogen	100%	810	896	4,746,868
Channel Energy Center	TRE	TX	Cogen	100%	732	817	4,172,535
Pasadena Power Plant(6)	TRE	TX	Cogen/Combined Cycle	100%	763	781	4,266,517
Bosque Energy Center	TRE	TX	Combined Cycle	100%	760	782	4,257,071
Freestone Energy Center	TRE	TX	Combined Cycle	75%	779	746	5,536,148
Magic Valley Generating Station	TRE	TX	Combined Cycle	100%	682	712	2,865,506
Jack A. Fusco Energy Center(7)	TRE	TX	Combined Cycle	100%	523	609	2,343,664
Corpus Christi Energy Center	TRE	TX	Cogen	100%	426	500	2,047,276
Texas City Power Plant	TRE	TX	Cogen	100%	400	453	1,743,106
Hidalgo Energy Center	TRE	TX	Combined Cycle	78.5%	397	379	2,136,301
Freeport Energy Center(8)	TRE	TX	Cogen	100%	210	236	1,092,978
Subtotal					8,594	9,115	47,464,900
EAST
Bethlehem Energy Center	RFC	PA	Combined Cycle	100%	960	1,130	4,721,711
Hay Road Energy Center	RFC	DE	Combined Cycle	100%	931	1,130	1,473,514
York 2 Energy Center	RFC	PA	Combined Cycle	100%	668	828	4,073,106
Morgan Energy Center	SERC	AL	Cogen	100%	720	807	3,121,040
Fore River Energy Center	NPCC	MA	Combined Cycle	100%	750	731	4,403,186
Edge Moor Energy Center	RFC	DE	Steam Cycle	100%	—	725	146,670
Granite Ridge Energy Center	NPCC	NH	Combined Cycle	100%	745	695	3,025,593
York Energy Center	RFC	PA	Combined Cycle	100%	464	565	1,379,992
Westbrook Energy Center	NPCC	ME	Combined Cycle	100%	552	552	958,466
Greenfield Energy Centre(9)	NPCC	ON	Combined Cycle	50%	422	519	1,075,167
Zion Energy Center	RFC	IL	Simple Cycle	100%	—	503	663,766
Pine Bluff Energy Center	SERC	AR	Cogen	100%	184	215	1,169,631
Cumberland Energy Center	RFC	NJ	Simple Cycle	100%	—	191	95,697
Kennedy International Airport Power Plant	NPCC	NY	Cogen	100%	110	121	483,081
Sherman Avenue Energy Center	RFC	NJ	Simple Cycle	100%	—	92	24,265
Bethpage Energy Center 3	NPCC	NY	Combined Cycle	100%	60	80	111,104
Carll’s Corner Energy Center	RFC	NJ	Simple Cycle	100%	—	73	5,911
Mickleton Energy Center	RFC	NJ	Simple Cycle	100%	—	67	60
Bethpage Power Plant	NPCC	NY	Combined Cycle	100%	55	56	195,701
Christiana Energy Center	RFC	DE	Simple Cycle	100%	—	53	189
Bethpage Peaker	NPCC	NY	Simple Cycle	100%	—	48	45,293
Stony Brook Power Plant	NPCC	NY	Cogen	100%	45	47	288,650
Tasley Energy Center	RFC	VA	Simple Cycle	100%	—	33	657
Delaware City Energy Center	RFC	DE	Simple Cycle	100%	—	23	157
West Energy Center	RFC	DE	Simple Cycle	100%	—	20	78

SEGMENT / Power Plant	NERC Region	U.S. State or Canadian Province	Technology	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)(1)(3)	Calpine Net Interest With Peaking (MW)(2)(3)	2019 Total MWh Generated(4)
Bayview Energy Center	RFC	VA	Simple Cycle	100%	—	12	2,585
Crisfield Energy Center	RFC	MD	Simple Cycle	100%	—	10	657
Vineland Solar Energy Center	RFC	NJ	Renewable	100%	—	4	5,348
Subtotal					6,666	9,330	27,471,275
Total operating power plants	76				21,895	26,035	101,884,130

Power plants sold during 2019
RockGen Energy Center	MRO	WI	Simple Cycle	100%	n/a	n/a	152,712
Garrison Energy Center	RFC	DE	Combined Cycle	100%	n/a	n/a	976,547
Whitby Cogeneration(10)	NPCC	ON	Cogen	50%	n/a	n/a	75,260
Subtotal							1,204,519
Total operating and sold power plants							103,088,649

Project Under Construction
Washington Parish Energy Center(11)	SERC	LA	Simple Cycle	100%	—	361	n/a
Total operating power plants and project under construction					21,895	26,396
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

(5)
On January 28, 2020 we purchased the 25% interest in Russell City Energy Center owned by a third party. MWh generation for 2019 reflects our net interest at the time of generation. Subsequent to the acquisition, we will reflect 100% of the results of our 619 MW Russell City Energy Center in our earnings.

(6)	Pasadena is comprised of 260 MW of cogen technology and 521 MW of combined cycle (non-cogen) technology.

(7)	Formerly our Brazos Valley Power Plant, which was renamed in December 2017.

(8)	Freeport Energy Center is owned by Calpine; however, it is contracted and operated by The Dow Chemical Company.

(9)	Calpine holds a 50% partnership interest in Greenfield LP through its subsidiaries; however, it is operated by a third party.

(10)	On November 20, 2019, we sold our 50% partnership interest in Whitby Cogeneration.

(11)	A third party will purchase a 100% ownership interest in this power plant upon achieving commercial operation.
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
The FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder. The FERC is authorized to assess a maximum civil penalty of approximately $1.29 million per violation for each day that the violation continues. The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA. This penalty authority was enhanced in the Energy Policy Act of 2005 (“EPAct 2005”).
Pursuant to EPAct 2005, NERC has been certified by the FERC as the Electric Reliability Organization to develop and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The NERC standards are applicable throughout the U.S. and are subject to FERC review and approval. FERC-approved reliability standards may be enforced by the FERC independently, or, alternatively, by the NERC and the regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to the FERC’s oversight. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets, including supervisory control and data acquisition systems for the electric grid. Compliance with these standards is mandatory. Monetary penalties of approximately $1.29 million per day per violation may be assessed for violations of the reliability and critical infrastructure protection standards.
State Regulation of Power
State Public Utility Commissions, or PUC(s), have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of PURPA. Since all of our generation affiliates are either QFs or EWGs, none of them are currently subject to direct rate regulation by a state PUC. However, states may assert jurisdiction over the siting and construction of power generating facilities including QFs and EWGs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities. State PUCs also maintain extensive control over the procurement of wholesale power by the utilities that they regulate. Many of these utilities are our customers, and agreements between us and these counterparties often require approval by state PUCs.
With regard to our retail sales affiliates, state PUCs have the ability to set policies that either enhance or limit customer choice. Each state that has adopted retail electric choice creates its own laws, regulations and compliance requirements which evolve over time and could impact our ability to maintain or expand retail operations.
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
The CPUC determines Resource Adequacy (“RA”) requirements for load serving entities (“LSEs”) and for specified local areas utilizing inputs from the CAISO in order to ensure the reliability of electric service in California. CPUC rules require LSEs to contract for capacity with sufficient generation resources in order to ensure capacity is available when and where it is needed. To the extent LSE’s have not procured sufficient capacity through the CPUC administered process, the CAISO will implement a backstop procurement process called the Capacity Procurement Mechanism (“CPM”) to meet its reliability needs. Currently, there are active proceedings at both the CAISO and CPUC which could entail changes to both the RA and CPM constructs. We do not know at this point whether these changes will be impactful to our business.
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
In early 2018, the PUCT approved changes to energy price formation and scarcity pricing. These changes affect the shape of the Operating Reserve Demand Curve (“ORDC”), which produces a price “adder” to the clearing price of energy that increases as reserve capacity declines. The effect of these changes to the ORDC is to produce a more robust price signal than previously existed as reserve capacity declines.
PJM
PJM operates wholesale power markets, a locationally based energy market, a forward capacity market and ancillary service markets. PJM also performs transmission planning and operation for the region. The rules and regulations affecting PJM power markets and transmission are subject to change over time.
On June 29, 2018, the FERC issued a decision finding PJM’s current tariff to be unjust and unreasonable due to the price-suppressive effects of out-of-market compensation provided to certain generation resources by states within the PJM market. The FERC rejected both replacement proposals submitted by PJM to address the issue and instead opted for a paper hearing to identify a reasonable replacement mechanism. PJM’s annual capacity auction, which was scheduled to be held in May 2019, has been postponed pending the issuance of a FERC decision in this proceeding.
On December 19, 2019, the FERC issued an order in the paper hearing docket, directing PJM to expand its minimum offer price rule (“MOPR”) to apply to most generators receiving a state subsidy, although certain existing resources are exempted from the MOPR requirement. For non-exempt resources receiving a state subsidy, the MOPR will be set at the net Cost of New Entry for new resources and the Net Avoidable Cost Rate for existing resources. PJM is directed to submit a compliance filing by March 18, 2020. PJM must also propose dates in this filing for when the postponed May 2019 auction will be held. PJM has indicated that several future auctions will be delayed. Multiple parties have sought rehearing of the FERC’s order. The FERC has not ruled on those rehearing requests.
In addition, subsequent to the December 19, 2019 order, several states in the PJM region have expressed interest in using the “Fixed Resource Requirement” (FRR) provisions of the PJM tariff to bilaterally contract for capacity instead of participating in PJM’s market. It is unknown at this time whether or not states will pursue this approach, and what the resulting impact on our business will be.
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
In response to reliability concerns related to fuel security in the New England region, ISO-NE filed a proposal with the FERC in mid-2018 that would allow it to retain certain generators under cost-of-service RMR Contracts that it believes are necessary to ensure fuel security on the system. The only units ISO-NE has contracted with to date are Mystic Units 8 and 9 (the “Mystic Units”). Included in ISO-NE’s proposal is a requirement that the cost-of-service units participate in ISO-NE’s forward capacity auction (“FCA”) as price takers. Calpine and many other generators opposed ISO-NE’s proposal, arguing that having these generators act as price takers will suppress capacity market clearing prices. The FERC rejected the price suppression concerns and accepted ISO-NE’s filing on December 3, 2018. Several companies have sought rehearing of the FERC’s decision. The Mystic Units were price takers in the FCA 13 and 14 auctions held in February 2019 and 2020, respectively, which likely contributed to lower capacity market clearing prices.
ISO-NE concedes that treating the cost-of-service units (i.e., the Mystic Units) as price takers in the FCA suppresses clearing prices. As a result, ISO-NE filed with the FERC an interim, administrative mechanism, referred to as the Energy Inventory Program, to provide additional compensation to all generators that provide fuel security to the system during the winter months of 2023-2024 and 2024-2025. The FERC was unable to issue an order on the proposal due to a lack of quorum. Consequently, on May 28, 2019, the Energy Inventory Program became effective by operation of law. Certain stakeholders have appealed the FERC’s decision to the U.S. Court of Appeals for the District of Columbia Circuit. Briefing has not yet commenced.
Additionally, ISO-NE has committed to the FERC to develop a long-term market-based solution to incent and retain fuel secure resources and is conducting stakeholder meetings to develop a solution. ISO-NE intends to submit this long-term solution to the FERC by April 15, 2020. Stakeholder meetings are continuing.
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
The FERC has civil penalty authority for violations of the Natural Gas Act (“NGA”) and Natural Gas Policy Act (“NGPA”), as well as any rule or order issued thereunder. The FERC’s regulations specifically prohibit the manipulation of the natural gas markets by making it unlawful for any entity in connection with the purchase or sale of natural gas, or the purchase or sale of transportation service under the FERC’s jurisdiction, to engage in fraudulent or deceptive practices. Similar to its penalty authority under the FPA described above, the FERC is authorized to assess a maximum civil penalty of approximately $1.29 million per violation for each day that the violation continues. The NGA and NGPA also provide for the assessment of criminal fines and imprisonment time for violations.

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
Air quality in the Houston area, where six of our power plants are located, has improved over the last two decades. As a result, the Houston area was determined by the EPA to be attaining the 1-hour ozone standard, effective November 19, 2015, and the 1997 8-hour ozone standard, effective January 29, 2016. The Houston area remains in nonattainment relative to the 2008 ozone standard, and in fact, was downgraded in overall status relative to that standard effective September 23, 2019. The area’s status is also in nonattainment under the 2015 ozone standard, which could lead to further, more stringent regulation of NOx emissions from mobile sources and a number of industry sources, particularly the power industry.
Pursuant to authority granted under the CAA, the Texas Commission on Environmental Quality adopted regulations to attain the earlier NAAQS for ozone including the establishment of a Cap-and-Trade program for NOx emitted by industrial sources in the Houston-Galveston-Brazoria ozone nonattainment area, including power plants. We own and operate six power plants that participate in this program, all of which received free NOx allowances based on historical operating profiles. At this time, our Houston-area power plants have sufficient NOx allowances to meet forecasted obligations under the program. Due to the ongoing noncompliance of the Houston-Galveston-Brazoria area with the 2008 and 2015 standards, allowable NOx emissions under this program could be reduced at some point in the future, which could cause us to incur additional compliance costs. However, we cannot estimate such costs until such program changes are proposed and finalized.

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
On October 23, 2015, the EPA finalized the New Source Performance Standard (“NSPS”) for GHG emissions from new, modified and reconstructed power plants and the Clean Power Plan. On June 19, 2019, the EPA issued the Affordable Clean Energy (“ACE”) rule which replaced the Clean Power Plan. The ACE rule regulates GHG emissions from existing coal-fired power plants and establishes a “best system of emission reduction” for reducing carbon emissions. Litigation challenging the ACE rule is ongoing.
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
In October 2019, the United States sued California in the U.S. Court for the Eastern District of California, alleging that California’s linkage of its Cap-and-Trade program with a cap-and-trade system implemented by the Canadian province of Québec, as well as the California Cap-and-Trade Regulation’s linkage authority and regulations, violate several provisions of the U.S. Constitution relating to foreign affairs. In addition, the Utah Legislature has appropriated funding for the State of Utah to sue California in federal court challenging the California Cap-and-Trade Regulation’s treatment of imported electricity as a violation of the dormant Commerce Clause and an intrusion into FERC’s exclusive jurisdiction over the sale of electricity at wholesale in interstate commerce.
Several of our natural gas-fired power plants in California will likely remain subject to the Cap-and-Trade Regulation through 2030 as a result of passage of AB 398. If the United States’ pending challenge to the Cap-and-Trade Program were to succeed, we do not anticipate it would have any material impact on us. If the State of Utah should file a lawsuit challenging the Cap-and-Trade Regulation’s imported power provisions and, as a consequence, the CARB should be enjoined from further implementation of those provisions, it is possible that the CARB would continue applying the program’s compliance obligation to in-state electricity generation, but not to imported electricity, in which case in-state natural gas-fired power plants could be competitively disadvantaged relative to out-of-state fossil generation.
Northeast GHG Regulation: RGGI
Ten states in the Northeast participate in RGGI, a Cap-and-Trade program, which affects our power plants in Maine, Massachusetts, New Hampshire, New Jersey, New York and Delaware (together emitting about 5.1 million tons of CO2 annually). The governors of Pennsylvania and Virginia are currently taking actions to have their state join RGGI.
We receive annual allocations from New York’s long-term contract set-aside pool to cover some of the CO2 emissions attributable to our PPA at our Stony Brook Power Plant. We do not anticipate any significant business or financial effect from RGGI, given the efficiency of our power plants in RGGI states.
Massachusetts: Global Warming Solutions Act
On December 16, 2016, the Massachusetts Department of Environmental Protection proposed regulations that would impose new GHG limits on power plants and other sources. These regulations are notable because they are structured as annually-declining hard caps on CO2 emissions from regulated facilities. The Massachusetts Department of Environmental Protection issued a final rule on August 11, 2017, which became effective on January 1, 2018. The rule establishes an allowance trading system and auction platform. Although we view the regulations as likely to result in market distortions impeding the efficient operation of both power and emissions markets, we believe that we will be able to comply with its provisions.
Other Environmental Regulations
RPS
We are subject to an RPS in multiple states in which we do business. Generally, an RPS requires each retail seller of electricity to include in its resource portfolio (the resources procured by the retail seller to supply its retail customers) a certain amount of power generated from renewable or clean energy resources by a certain date.
California RPS
California’s RPS requires retail power providers to generate or procure 33% and 60% of the power they sell to retail customers from renewable resources by 2020 and 2030, respectively, with intermediate targets leading up to 2020 and 2030. Behind-the-meter solar generally does not count towards California’s RPS requirements. Under California’s RPS, there are limits on different “buckets” of procurement that can be used to satisfy the RPS. Load-serving entities must satisfy a growing fraction of their compliance obligations with renewable power from resources located in California or delivered into California within the hour, such as our Geysers Assets. Beginning in 2021, load-serving entities are required to meet 65% of their compliance obligations with contracts with terms of ten years or longer. The law that increased the 2030 RPS target to 60%, SB 100, also sets a state policy that eligible renewable energy and zero-carbon resources supply 100% of all retail sales of electricity in California by 2045. While this goal is aspirational and the legislation does not establish an enforceable framework or mechanism by which it will be achieved, it will nevertheless guide procurement and planning decisions. In addition, a recently signed executive order articulates a carbon neutrality goal for the entire state, not just the electricity sector, by 2045, which is five years earlier than the existing target of reducing greenhouse gas emissions to 80% below 1990 levels. While the RPS generally depresses wholesale energy prices, the intermittency of many renewable resources raises operational flexibility challenges that present opportunities for natural gas-fired generation to provide capacity and ancillary services products. Additionally, the RPS could result in the retirement of non-renewable generating units creating opportunities for our fleet.
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
EMPLOYEES
At December 31, 2019, we employed 2,256 full-time employees, of whom 179 were represented by collective bargaining agreements. Two collective bargaining agreements, representing a total of 28 employees, will expire within one year. We have never experienced a work stoppage or a strike.

Item 1A.	Risk Factors
Commercial Operations
Our financial performance is affected by commodity price fluctuations in the wholesale and retail power and natural gas markets and other market factors that are beyond our control.
Market prices for power, generation capacity, ancillary services, natural gas and fuel oil are unpredictable. Depending upon price risk management activity undertaken by us, a decline in market prices for power, generation capacity, and ancillary services may adversely affect our financial performance. Long- and short-term power and natural gas prices may also fluctuate substantially due to other factors outside of our control, including:

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

•
technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;

•
federal and state power, market and environmental regulation and legislation, including mandating an RPS or creating financial incentives, each resulting in new renewable energy generation capacity creating oversupply;

•	changes in prices related to RECs and other environmental allowance products; and

•	changes in capacity prices and capacity markets.
These factors have caused our operating results to fluctuate in the past and will continue to cause them to do so in the future.
Our revenues and results of operations depend on market rules, regulation and other forces beyond our control.
Our revenues and results of operations are influenced by factors that are beyond our control, including:

•	rate caps, price limitations and bidding rules imposed by ISOs, RTOs and other market regulators that may impair our ability to recover our costs and limit our return on our capital investments;

•	regulations promulgated by the FERC, the CFTC and state public utility commissions;

•	sufficient liquidity in the forward commodity markets to conduct our hedging activities;

•
some of our competitors (mainly utilities) receive entitlement-guaranteed rates of return on their capital investments, with returns that exceed market returns and may affect our ability to sell our power at economical rates;

•	structure and operating characteristics of our capacity markets such as the PJM and ISO-NE capacity auctions and the NYISO and California markets; and

•	regulations and market rules related to our RECs.
Accounting for derivative hedging activities may increase the volatility in our quarterly and annual financial results.
We engage in commodity-related marketing and price-risk management activities in order to economically hedge our forward commodity market price risk exposure utilizing both physical and financial commodity purchases and sales commitments. Some of these contracts are accounted for as derivatives under U.S. GAAP, which requires us to record the fair value of the commitment on the balance sheet with changes in the fair value of all derivatives reflected within current period earnings. As current period earnings are impacted by non-cash mark-to-market gains/losses associated with price risk management hedges of future period activity that are accounted for as derivatives, we are unable to accurately predict the effect that our risk management decisions may have on our quarterly and annual financial results prepared in accordance with U.S. GAAP.

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
Some of the capacity from our existing portfolio is sold under long-term PPAs that expire at various times. We seek to extend contracts or sell any capacity not sold under long-term PPAs, on a short-term basis as market opportunities arise. Our non-contracted capacity is generally sold on the spot market at current market prices as merchant energy. When the terms of each of our various PPAs expire, it is possible that the price paid to us for the generation of power under subsequent arrangements or in short-term markets may be significantly less than the price that had been paid to us under the PPA. Without the benefit of long-term PPAs, we may not be able to sell any or all of the capacity from these power plants at commercially attractive rates and these power plants may not be able to operate profitably. Certain of our PPAs have values in excess of current market prices. If a counterparty to a PPA were to seek bankruptcy protection under Chapter 11 or liquidation under Chapter 7 of the U.S. Bankruptcy Code, they may be able to terminate the PPA. We are at risk of loss of margins to the extent that these contracts expire or are terminated and we are unable to replace them on comparable terms.
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
Our power generating operations are inherently hazardous and may lead to catastrophic events, including loss of life, personal injury and destruction of property, and subject us to litigation. Natural gas is highly explosive and power generation involves hazardous activities, including acquiring, transporting and delivering fuel, operating large pieces of rotating equipment and delivering power to transmission and distribution systems. These and other hazards including, but not limited to, the risk of events such as wildfires that may affect the ability for our power plants to operate can cause severe damage to and destruction of property, plant and equipment and suspension of operations. In the worst circumstances, catastrophic events can cause significant personal injury or loss of life. Further, the occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages. We maintain an amount of insurance protection that we consider adequate; however, we cannot provide any assurance that the insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we are subject.
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
We are currently constructing one natural gas-fired power plant and may construct other facilities in the future, including battery storage facilities. The development and construction of power plants is subject to substantial risks. In connection with the development of a power plant, we must generally obtain:

•	necessary power generation or storage equipment;

•	governmental permits and approvals including environmental permits and approvals;

•	fuel supply and transportation agreements;

•	sufficient equity capital and debt financing;

•	power transmission agreements;

•	water supply and wastewater discharge agreements or permits; and

•	site agreements and construction contracts.
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
Additionally, the PJM and ISO-NE power markets have recently experienced an increase in natural gas-fired generation assets that supply electricity to the area. As a result, there has been a corresponding increase in the need for natural gas transmission assets to supply the generation assets with fuel to generate power. When extreme cold temperatures rapidly increase the demand for natural gas used for residential heating, it can also create constraints on natural gas pipelines that serve power generation assets. When these conditions exist, it could interrupt the fuel supply to our natural gas-fired power plants in these power markets, although some of our natural gas-fired power plants in this region are dual-fuel and benefit from the ability to operate on both natural gas and fuel oil.
While adequate supplies of natural gas and fuel oil are currently available to us at prices we believe are reasonable for each of our power plants, we are exposed to increases in the price of natural gas and fuel oil, and it is possible that sufficient supplies to operate our portfolio profitably may not continue to be available to us. In addition, we face risks with regard to the delivery to and the use of natural gas and fuel oil by our power plants including the following:

•	transportation may be unavailable if pipeline infrastructure is damaged or disabled;

•	pipeline tariff changes may adversely affect our ability to, or cost to, deliver natural gas and fuel oil supply;

•	new pipelines and pipeline expansions may not be permitted in a timely manner due to environmental concerns or prolonged regulatory processes;

•	third-party suppliers may default on natural gas supply obligations, and we may be unable to replace supplies currently under contract;

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
Certain of our geothermal and natural gas-fired power plants, particularly in the West, have been in the past and remain subject to frequent low-level seismic disturbances. More significant seismic disturbances are possible. In addition, other areas in which we operate, particularly in Texas and the Southeast, routinely experience tornados and hurricanes. Operations at our corporate offices in Houston, Texas could be substantially affected by a hurricane. Any significant loss of system load resulting from a weather-related event could negatively affect our wholesale business and retail subsidiaries. Such events could damage or shut down our power plants, power transmission or the fuel supply facilities upon which our wholesale business and retail subsidiaries are dependent. Our existing power plants are built to withstand relatively significant levels of seismic and other disturbances, and we believe we maintain adequate insurance protection, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of extensive damages to our power plants or disruptions to our wholesale and retail operations due to natural disasters.
Periodic wildfires in the West, particularly California, could damage our power plants or cause a loss of system load and may affect us in unpredictable ways.
Our geothermal and natural gas-fired power plants in the West have been in the past and remain subject to an ongoing risk of wildfires. Severe drought conditions, unseasonably warm temperatures and stronger winds have increased the severity and prevalence of wildfires in California. Although such wildfires have not resulted in material damages to us in the past, we cannot be certain that any such events would not materially and adversely affect our operations in the future. Such events could damage or shut down our power plants, power transmission or the fuel supply facilities upon which our power plants are dependent or cause serious injuries, fatalities, property damage or service interruptions, which could expose us to liabilities that could be material. Although we believe we maintain adequate insurance protection, property damage liability or business interruption insurance may be inadequate to cover all potential losses sustained in the event of extensive damages to our power plants or disruptions to our operations due to wildfires. The recent wildfires in California may exacerbate these insurance risks by leading to adverse changes in insurance deductibles, premiums, coverage and/or limits. If we incur a substantial liability and the damages are above our estimates for self-insured claims, or such damages are not covered by our insurance policies or are in excess of policy limits, or if we incur liability at a time when we do not have liability insurance, our results of operations and cash flows could be materially and adversely affected.
In addition, electric utilities in California are authorized to shut down power for public safety reasons, such as during periods of extreme fire hazard, if the utility reasonably believes that there is an imminent and significant risk that strong winds may topple power lines or cause vegetation to come into contact with power lines leading to increased risk of fire. Any shut down of power for public safety reasons may reduce our revenues.
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
Failures in our systems or a cyber attack or breach of our information technology systems or technology could significantly disrupt our business operations or result in sensitive customer information being compromised, which would negatively affect our reputation and/or results of operations.
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
As of December 31, 2019, our consolidated debt outstanding was $11.7 billion, of which approximately $9.7 billion was outstanding under our Senior Unsecured Notes, First Lien Term Loans and First Lien Notes. In addition, we had $1,085 million issued in letters of credit and our pro rata share of unconsolidated subsidiary debt was approximately $150 million. Although we significantly extended our maturities during the last several years, we could face liquidity challenges as we continue to have substantial debt and substantial liquidity needs in the operation of our business. Our ability to make payments on our indebtedness, to meet margin requirements and to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future from our operations and our ability to access the capital markets. This, to a certain extent, is dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, as discussed further in “— Commercial Operations” above.

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
These letter of credit and cash collateral requirements increase our cost of doing business and could have an adverse effect on our overall liquidity, particularly if there was a call for a large amount of additional cash or letter of credit collateral due to an unexpectedly large movement in the market price of a commodity. As of December 31, 2019, we had $1,085 million issued in letters of credit under our Corporate Revolving Facility and other facilities, with $1,392 million remaining available for borrowing or for letter of credit support under our Corporate Revolving Facility. In addition, we have ratably secured our obligations under certain of our power and natural gas agreements that qualify as eligible commodity hedge agreements with the assets subject to liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility.
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

Our First Lien Term Loans, First Lien Notes and Corporate Revolving Facility are effectively subordinated to certain project indebtedness.
Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 31, 2019, our subsidiaries had approximately $967 million in debt from our CCFC subsidiary and approximately $1.0 billion in secured project financing from other subsidiaries, which are effectively senior to our First Lien Term Loans, First Lien Notes and Corporate Revolving Facility. We may incur additional project financing indebtedness in the future, which will be effectively senior to our other secured and unsecured debt.
Governmental Regulation
Federal tax incentives and regulations, existing and proposed state RPS and energy efficiency standards, as well as economic support for renewable sources of power under federal or state legislation could adversely affect our operations.
Renewables have the ability to take market share from us and to lower overall wholesale power prices which could negatively affect us. In December 2015, the Consolidated Appropriations Act extended the production tax credit for wind through the end of 2016 with gradual decreases thereafter until the tax credit was to expire completely in 2019 and extended the 30% investment tax credit for solar through the end of 2019 with gradual decreases through 2021 after which the investment tax credit declines to 10%. On December 20, 2019, President Trump signed the federal government budget appropriation bill which included a one year extension of the production tax credit for wind, allowing wind facilities that begin construction in 2020 to be eligible for a 60% production tax credit. California has a RPS in effect and recently enacted legislation requiring implementation of a 100% CO2-free electricity requirement by 2045. A number of additional states, including Maine, New York, Texas and Wisconsin, have an array of different RPS in place. Existing state-specific RPS requirements may change due to regulatory and/or legislative initiatives, and other states may consider implementing enforceable RPS in the future. A more robust RPS in states in which we are active, coupled with federal tax incentives, would likely initially drive up the number of wind and solar resources, increasing power supply to various markets which could negatively affect the dispatch of our natural gas-fired power plants, primarily in Texas and California.
Similarly, several states have energy efficiency initiatives in place while others are considering imposing them. Improved energy efficiency when mandated by law or promoted by government sponsored incentives can decrease demand for power which could negatively affect the dispatch of our natural gas-fired power plants.
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
We have a significant presence in the major competitive power markets of California, Texas and the Northeast and Mid-Atlantic regions of the U.S. While these markets are largely deregulated, they continue to evolve. Existing regulations within the markets in which we operate may be revised or reinterpreted and new laws or regulations may be issued. We cannot predict the future development of regulation or legislation nor the ultimate effect such changes in these markets could have on our business; however, we could be negatively affected.

Additionally, state PUCs have the ability to set policies that either enhance or limit customer choice. Each state that has adopted retail electric choice creates its own laws, regulations and compliance requirements which evolve over time and could impact our ability to maintain or expand retail operations and negatively affect our retail business.
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
Environmental laws and regulations have generally become more stringent over time, and this trend is likely to continue. In particular, there is a potential that carbon taxes or limits on carbon, CO2 and other GHG emissions could be implemented at the federal or expanded at the state or regional levels. We continue to monitor and actively participate in initiatives where we anticipate a material effect on our business.
Currently, ten states in the Northeast are required to comply with a Cap-and-Trade program, RGGI, to regulate CO2 emissions from power plants. California has implemented AB 32 which places a statewide cap on GHG emissions and requires the state to return to 1990 emission levels by 2020. In December 2010, the CARB adopted a regulation establishing a GHG Cap-and- Trade program which is in effect for electric utilities and other “major industrial sources,” and in 2015 for certain other GHG sources including transportation fuels and natural gas distribution. The Massachusetts Department of Environmental Protection issued a final rule in August 2017 that imposes new GHG limits on power plants and other sources.
Environmental regulations could also affect the availability and price of natural gas used in our generation facilities. Permitting of new natural gas transportation pipelines has become more difficult in some regions such as the Northeast, and restrictions on natural gas production have been implemented or proposed in some locations.
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

If we were deemed to have market power in certain markets as a result of common ownership by certain significant investors, we could lose FERC authorization to sell power at wholesale at market-based rates in such markets or be required to engage in mitigation in those markets.
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
At December 31, 2019, all of the outstanding shares of Calpine Corporation common stock are held by our parent, CPN Management.
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Statement of Operations data:
Operating revenues	$10,072	$9,512	$8,752	$6,716	$6,472
Net income (loss) attributable to Calpine	$770	$10	$(339)	$92	$235
Balance Sheet data:
Total assets	$16,649	$16,062	$16,453	$17,493	$16,849
Short-term debt and finance lease obligations	$1,268	$637	$225	$748	$221
Long-term debt and finance lease obligations	$10,438	$10,148	$11,180	$11,431	$11,716

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
INTRODUCTION AND OVERVIEW
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators and industrial companies, retail power providers, municipalities, CCAs and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power and related products for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
Below are our results of operations for the year ended December 31, 2019, as compared to the same period in 2018 (in millions, except for percentages and operating performance metrics). A discussion regarding our results of operations for the year ended December 31, 2018, as compared to the same period in 2017 can be found under Item 7 of Part II “Management’s Discussion and Analysis — Results of Operations for the Years Ended December 31, 2018 and 2017” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019, which is available on our website at www.calpine.com and on the SEC’s website at www.sec.gov. In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2019	2018	Change	% Change
Operating revenues:
Commodity revenue	$9,437	$9,865	$(428)	(4)
Mark-to-market gain (loss)	618	(373)	991	#
Other revenue	17	20	(3)	(15)
Operating revenues	10,072	9,512	560	6
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	6,164	6,914	750	11
Mark-to-market (gain) loss	340	(165)	(505)	#
Fuel and purchased energy expense	6,504	6,749	245	4
Operating and maintenance expense	1,001	1,020	19	2
Depreciation and amortization expense	694	739	45	6
General and other administrative expense	150	158	8	5
Other operating expenses	79	98	19	19
Total operating expenses	8,428	8,764	336	4
Impairment losses	84	10	(74)	#
(Gain) on sale of assets, net	(10)	—	10	#
(Income) from unconsolidated subsidiaries	(22)	(24)	(2)	(8)
Income from operations	1,592	762	830	#
Interest expense	609	617	8	1
(Gain) loss on extinguishment of debt	58	(28)	(86)	#
Other (income) expense, net	37	81	44	54
Income before income taxes	888	92	796	#
Income tax expense	98	64	(34)	(53)
Net income	790	28	762	#
Net income attributable to the noncontrolling interest	(20)	(18)	(2)	(11)
Net income attributable to Calpine	$770	$10	$760	#

	2019	2018	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	100,845	95,732	5,113	5
Average availability(2)	86.7%	87.6%	(0.9)%	(1)
Average total MW in operation(1)	25,399	25,120	279	1
Average capacity factor, excluding peakers	50.0%	46.9%	3.1%	7
Steam Adjusted Heat Rate(2)	7,326	7,353	27	—
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate. See “— Description of Our Power Plants – Table of Operating Power Plants and Project Under Construction” for our total equity generation and capacities.

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
Commodity revenue, net of Commodity expense, increased $322 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$392
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

(80)	Lower PJM and ISO-NE regulatory capacity revenue in our East segment
(31)	The sale of environmental credits in our Texas segment during the first quarter of 2018 with no similar activity in 2019
41	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$322
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $486 million primarily driven by the effect of lower forward power prices and more favorable hedge levels in our Texas segment, partially offset by lower forward natural gas prices during the year ended December 31, 2019 compared to 2018.
Operating and maintenance expense decreased by $19 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily driven by a $32 million decrease associated with the acceleration of stock-based compensation expense during the first quarter of 2018 in connection with the consummation of the Merger. We no longer incur stock-based compensation expense subsequent to the consummation of the Merger. The decrease is partially offset by a $12 million year-over-year increase in normal, recurring operating and maintenance expense, after excluding the effect of power plant portfolio changes, primarily driven by higher performance-based compensation costs given our strong financial and operating results in 2019 and an increase in variable operating costs driven by a 5% year-over-year increase in generation.
Depreciation and amortization expense decreased by $45 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the sale of our Garrison and RockGen Energy Centers during 2019 with no comparable sales in 2018 and the change in estimated useful lives for our componentized balance of plant parts and rotable parts initiated in 2018.
General and other administrative expense decreased by $8 million for the year ended December 31, 2019 compared to year ended December 31, 2018 primarily resulting from the acceleration of stock-based compensation expense during the first quarter of 2018 in connection with the consummation of the Merger. The decrease was partially offset primarily by higher employee-related costs resulting from higher performance-based compensation given our strong financial and operating results in 2019.
Other operating expenses decreased by $19 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to Merger-related costs associated with legal, investment banking and other professional fees in 2018, partially offset by the write-off of unamortized balances associated with the termination of a PPA during the first quarter of 2018.
During the year ended December 31, 2019, we recorded impairment losses of approximately $84 million comprised of a $55 million impairment related to the sale of our Garrison and RockGen Energy Centers and $29 million in impairment losses to adjust the carrying value of spare turbine equipment and certain capitalized costs related to wind development projects to fair value. See Note 5 of the Notes to Consolidated Financial Statements for further information related to the sale of our Garrison and RockGen Energy Centers.
During the year ended December 31, 2019, we recorded a (gain) on sale of assets, net of $10 million primarily related to the sale of our 50% interest in Whitby with no comparable activity during 2018.
(Gain) loss on extinguishment of debt had an unfavorable variance of $86 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The unfavorable change is driven primarily by the recognition of $58 million in losses in connection with debt refinancing and repricing activities during 2019 compared to a gain of $35 million recognized during the year ended December 31, 2018 associated with the repurchase of a portion of our Senior Unsecured Notes during the fourth quarter of 2018.
Other (income) expense, net decreased by $44 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to shareholder settlement costs associated with the Merger recorded during the second quarter of 2018. The decrease was partially offset by the net effect of a settlement agreement with GE executed in February 2019 which, among other things, terminated our call option and GE’s put option related to the Inland Empire Energy Center. See Note 7 of the Notes to Consolidated Financial Statements for further information related to the Inland Empire Energy Center.
During the year ended December 31, 2019, we recorded an income tax expense of $98 million compared to $64 million for the year ended December 31, 2018. The unfavorable year-over-year change primarily resulted from an increase in state and foreign income taxes resulting from higher income in 2019 and higher income tax expense associated with an increase in our valuation allowance related to our deferred tax assets in 2019. The unfavorable year-over-year change was partially offset by the write-off of foreign NOLs as a result of the Merger in 2018.

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
Commodity Margin by Segment for the Years Ended December 31, 2019 and 2018
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the years ended December 31, 2019 and 2018 (exclusive of the noncontrolling interest). A discussion of our Commodity Margin by segment for the year ended December 31, 2018, as compared to the same period in 2017 can be found under Item 7 of Part II “Management’s Discussion and Analysis — Commodity Margin by Segment for the Years Ended December 31, 2018 and 2017” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019, which is available on our website at www.calpine.com and on the SEC’s website at www.sec.gov. In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2019	2018	Change	% Change
Commodity Margin (in millions)	$1,151	$1,060	$91	9
Commodity Margin per MWh generated	$42.71	$41.99	$0.72	2

MWh generated (in thousands)	26,948	25,247	1,701	7
Average availability	87.5%	88.5%	(1.0)%	(1)
Average total MW in operation	7,431	7,425	6	—
Average capacity factor, excluding peakers	44.3%	41.4%	2.9%	7
Steam Adjusted Heat Rate	7,364	7,347	(17)	—
West — Commodity Margin in our West segment increased by $91 million, or 9%, for the year ended December 31, 2019 compared to 2018, primarily due to higher resource adequacy revenues and higher contribution from hedging activities. These improvements were partially offset by lower revenue from reliability must run contracts in 2019 compared to 2018 and a third-party transmission outage at our Geysers Assets associated with a wildfire during the fourth quarter of 2019. Generation increased 7% primarily due to our South Point Energy Center operations during the second half of 2019 partially offset by lower generation resulting from the transmission outage at our Geysers Assets in the fourth quarter of 2019.

Texas:	2019	2018	Change	% Change
Commodity Margin (in millions)	$857	$646	$211	33
Commodity Margin per MWh generated	$18.48	$14.46	$4.02	28

MWh generated (in thousands)	46,372	44,661	1,711	4
Average availability	84.1%	88.8%	(4.7)%	(5)
Average total MW in operation	8,856	8,850	6	—
Average capacity factor, excluding peakers	59.8%	57.6%	2.2%	4
Steam Adjusted Heat Rate	7,156	7,152	(4)	—
Texas — Commodity Margin in our Texas segment increased by $211 million, or 33%, for the year ended December 31, 2019 compared to 2018, primarily due to higher market Spark Spreads during August and September 2019 compared to the same months in 2018. These improvements were partially offset by higher revenue in the first quarter of 2018 associated with the sale of environmental credits with no similar activity in 2019.

East:	2019	2018	Change	% Change
Commodity Margin (in millions)	$924	$970	$(46)	(5)
Commodity Margin per MWh generated	$33.57	$37.56	$(3.99)	(11)

MWh generated (in thousands)	27,525	25,824	1,701	7
Average availability	88.6%	85.5%	3.1%	4
Average total MW in operation	9,112	8,845	267	3
Average capacity factor, excluding peakers	43.2%	42.5%	0.7%	2
Steam Adjusted Heat Rate	7,592	7,708	116	2
East — Commodity Margin in our East segment decreased by $46 million, or 5%, for the year ended December 31, 2019 compared to 2018, primarily due to lower regulatory capacity revenue in PJM and ISO-NE, the sale of our Garrison and RockGen Energy Centers on July 10, 2019 and a gain associated with the cancellation of a PPA recorded during the first quarter of 2018 with no similar activity in 2019. These factors were partially offset by higher contribution from hedging activities and the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019.

Retail:	2019	2018	Change	% Change
Commodity Margin (in millions)	$382	$357	$25	7
Retail — Commodity Margin in our retail segment increased by $25 million, or 7%, for the year ended December 31, 2019 compared to 2018, primarily due to increased contribution from gas supply hedging activity associated with our retail gas business and lower costs.

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
Liquidity
The following table provides a summary of our liquidity position at December 31, 2019 and 2018 (in millions):

	2019	2018
Cash and cash equivalents, corporate(1)	$1,072	$141
Cash and cash equivalents, non-corporate(2)	59	64
Total cash and cash equivalents	1,131	205
Restricted cash(2)	345	201
Corporate Revolving Facility availability(3)	1,392	966
CDHI revolving facility availability(4)	1	49
Other facilities availability(5)	3	7
Total current liquidity availability(6)	$2,872	$1,428
____________

(1)
Our ability to use corporate cash and cash equivalents is unrestricted. On January 21, 2020, we used the remaining cash on hand from the issuance of our 2028 First Lien Notes and 2028 Senior Unsecured Notes to redeem the remaining approximately $1,052 million aggregate principal amount of our 2022 and 2024 First Lien Notes and 2023 Senior Unsecured Notes. See Note 8 of the Notes to Consolidated Financial Statements for further information related to the redemption of our 2022 and 2024 First Lien Notes and 2023 Senior Unsecured Notes.

(2)	See Note 2 of the Notes to Consolidated Financial Statements for a description of the restrictions on our use of non-corporate cash and cash equivalents and restricted cash.

(3)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion. On August 12, 2019, we amended our Corporate Revolving Facility to extend the maturity of $150 million in revolving commitments from June 27, 2020 to March 8, 2023, and to reduce the commitments outstanding by $20 million to approximately $2.0 billion. The entire Corporate Revolving Facility matures on March 8, 2023. See “Letter of Credit Facilities” below for amounts issued under letters of credit at December 31, 2019 associated with our Corporate Revolving Facility.

(4)
Our CDHI revolving facility is restricted to support certain obligations under PPAs and power transmission and natural gas transportation agreements as well as fund the construction of our Washington Parish Energy Center. Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI revolving facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available to us.

(5)	We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at December 31, 2019.

(6)
Includes $127 million and $52 million of margin deposits posted with us by our counterparties at December 31, 2019 and 2018, respectively. See Note 11 of the Notes to Consolidated Financial Statements for further information related to our collateral.

Our principal source for future liquidity is cash flows generated from our operations. We believe that cash on hand and expected future cash flows from operations will be sufficient to meet our liquidity needs for our operations, both in the near and longer term. See “Cash Flow Activities” below for a further discussion of our change in cash, cash equivalents and restricted cash.
Our principal uses of liquidity and capital resources, outside of those required for our operations, include, but are not limited to, collateral requirements to support our commercial hedging and optimization activities, debt service obligations, including principal and interest payments, capital expenditures for construction, project development and other growth initiatives and opportunistically repaying debt to manage our balance sheet.

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
During the year ended December 31, 2019, our board of directors approved special cash dividends of $400 million and $750 million, which were paid to our parent, CPN Management, on July 18, 2019 and November 20, 2019, respectively.
Future cash dividends, if any, may be authorized at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, asset sales, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. We estimate that as of December 31, 2019, a three standard deviation shift in collateral exposure based on commodity market price changes for the previous 12 months applied to our current portfolio of margined transactions would result in an increase in collateral posted of approximately $269 million. This amount is not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
In order to effectively manage our future Commodity Margin, we have economically hedged a portion of our expected generation and natural gas portfolio as well as retail load supply obligations, where appropriate, mostly through power and natural gas forward physical and financial transactions including retail power sales; however, we currently remain susceptible to significant price movements for 2020 and beyond. In addition to the price of natural gas, our Commodity Margin is highly dependent on other factors such as:

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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at December 31, 2019 and 2018 (in millions):

	2019	2018
Corporate Revolving Facility(1)	$604	$693
CDHI(2)	3	251
Various project financing facilities	184	228
Other corporate facilities(3)	294	193
Total	$1,085	$1,365
____________

(1)
The Corporate Revolving Facility represents our primary revolving facility. On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion. On August 12, 2019, we amended our Corporate Revolving Facility to extend the maturity of $150 million in revolving commitments from June 27, 2020 to March 8, 2023, and to reduce the commitments outstanding by $20 million to approximately $2.0 billion. The entire Corporate Revolving Facility matures on March 8, 2023.

(2)
Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI revolving facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available to us.

(3)
We have three unsecured letter of credit facilities with two third-party financial institutions totaling approximately $300 million at December 31, 2019. One of the facilities, with commitments totaling $150 million, matures partially in June 2020 and fully by December 2020. The other two facilities, with commitments totaling $50 million and approximately $100 million, mature in December 2023 and December 2021, respectively.

Major Maintenance and Capital Spending
Our major maintenance and capital spending remains an important part of our business. Our expected expenditures for 2020 are as follows (in millions):

2020
Major maintenance expense	$140
Capital maintenance expenditures	330
Growth related capital expenditures	130
Total major maintenance expense and capital spending	$600
California Wildfire
A wildfire known as the Kincade Fire began on October 23, 2019 in Sonoma County, California where our Geysers Assets are located and burned on parts of the 45 square miles that make up our Geysers Assets properties and leasehold. Operating equipment at our Geysers Assets sustained limited damage which we are in the process of repairing. The fire caused extensive damage to third-party property in the region. Transmission service owned and operated by PG&E was cut due to the fire and high wind conditions, forcing us to suspend operations. Approximately two-thirds of operations have resumed and, while some repairs continue at the Geysers Assets, we are ready to operate at full capacity. We expect to resume full operations as PG&E completes repairs to its transmission system over the next several weeks.
Prior to the fire, in response to forecasted severe wind conditions and PG&E’s Public Safety Power Shutoff (“PSPS”), personnel at our Geysers Assets followed fire prevention protocols, including de-energizing the local power system that supports our Geysers Assets operations. We do not believe our facilities caused or contributed to the start of the fire, nor do we believe we have any liability for damages caused by the fire. Notably, PG&E has filed a notice with the CPUC that it was notified by the California Department of Forestry and Fire Protection (“CALFIRE”) that equipment on one of its transmission towers was observed to be broken at the location that CALFIRE is investigating as the fire’s potential point of origin. The ultimate liability for the fire cannot presently be determined, nor can the liability for any parties that could potentially result from a negative outcome be reasonably estimated.
Our Geysers Assets remain a critical part of the California plan to achieve a low-carbon future. In our view, our investments and processes at our Geysers Assets assure the facilities are as fire resistant and resilient as possible, and we expect our Geysers Assets will remain ready to help California meet that challenge.
NOLs
We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. At December 31, 2019, our consolidated federal NOLs totaled approximately $7.1 billion. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of our NOLs.

Cash Flow Activities
The following table summarizes our cash flow activities for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Beginning cash, cash equivalents and restricted cash	$406	$443	$606
Net cash provided by (used in):
Operating activities	1,556	1,101	949
Investing activities	(258)	(392)	(211)
Financing activities	(228)	(746)	(901)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,070	(37)	(163)
Ending cash, cash equivalents and restricted cash	$1,476	$406	$443
2019 — 2018
Net Cash Provided By Operating Activities
Cash provided by operating activities was $1,556 million for the year ended December 31, 2019, compared to $1,101 million for the year ended December 31, 2018. The increase was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items, increased by $325 million for the year ended December 31, 2019, compared to 2018. Non-cash items consist primarily of depreciation and amortization, impairment losses, gain on sale of assets and mark-to-market activity. The increase in income from operations was primarily driven by a $322 million increase in Commodity revenue, net of Commodity expense. See “Results of Operations for the Year Ended December 31, 2019 and 2018” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $169 million for the year ended December 31, 2019, compared to the same period in 2018. This change was primarily due to margin posting activity on our commodity hedging activities as well as timing differences relating to procurement of environmental products for compliance purposes.

Net Cash Used In Investing Activities
Cash used in investing activities was $258 million for the year ended December 31, 2019, compared to $392 million for the year ended December 31, 2018. The decrease was primarily due to:

•	Divestitures — During the year ended December 31, 2019, we closed on the sale of the Garrison and RockGen Energy Centers for approximately $303 million.

•	Capital expenditures — We incurred higher capital expenditures on construction and growth projects during the year ended December 31, 2019, as compared to the year ended December 31, 2018.
Net Cash Used In Financing Activities
Cash used in financing activities was $228 million for the year ended December 31, 2019, compared to $746 million for the year ended December 31, 2018. The decrease was primarily due to:

•
Debt transactions — During the year ended December 31, 2019, we refinanced $4.1 billion of our First Lien Term Loans, First Lien Notes and Senior Unsecured Notes resulting in a net borrowing of $1.3 billion for the year ended December 31, 2019. Approximately $1.1 billion of the net borrowing is attributable to a timing difference as call redemptions on our 2022 and 2024 First Lien Notes and 2023 Senior Unsecured Notes were issued during December 2019 and not funded until January 21, 2020. The remaining net borrowing is attributable to the repayment of our OMEC project debt facility with a portion of the proceeds from our 2026 First Lien Term Loans during the year ended December 31, 2019. During the year ended December 31, 2018, we repurchased $390 million in aggregate principal of our Senior Unsecured Notes for $355 million as compared to repurchases of $48 million in aggregate principal during 2019.

•
Project financing, note payable and other — During the year ended December 31, 2019, project debt, notes payable and finance leases outstanding were reduced by $404 million as a result of standard amortization payments as well as the repayment of the project debt associated with OMEC in the amount of $220 million as noted above. During the year ended December 31, 2018, we refinanced and downsized the project debt associated with OMEC, utilizing the proceeds of $220 million, together with cash on hand, to repay the original project debt of $285 million.

•
Dividends Paid — During the year ended December 31, 2019, we paid dividends to our parent, CPN Management, of $1.15 billion from the proceeds of the sale of the Garrison Energy Center and RockGen Energy Center and from cash on hand. We paid a $20 million dividend to CPN Management during 2018.

•
Stock Repurchases — During the year ended December 31, 2018, we repurchased $79 million of our equity classified share-based awards on the effective date of the Merger. There was no similar activity during the year ended December 31, 2019.

•
Commodity liability — During the year ended December 31, 2019, we recognized a liability for the fair value of two financial commodity contracts that were executed at closing of the sale of the Garrison and RockGen Energy Centers. The proceeds, net of repayments, through December 31, 2019 were $50 million. There was no similar activity during the year ended December 31, 2018.

2018 — 2017
A discussion of our cash flow activities for the year ended December 31, 2018, as compared to the same period in 2017 can be found under Item 7 of Part II “Management’s Discussion and Analysis — Liquidity and Capital Resources — Cash Flow Activities — 2018–2017” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019, which is available on our website at www.calpine.com and on the SEC’s website at www.sec.gov.
Credit Considerations
Our credit rating has, among other things, generally required us to post significant collateral with our hedging counterparties. Our collateral is generally in the form of cash deposits, letters of credit or first liens on our assets. See also Note 11 of the Notes to Consolidated Financial Statements for our use of collateral. Our credit rating reduces the number of hedging counterparties willing to extend credit to us and reduces our ability to negotiate more favorable terms with them. However, we believe that we will continue to be able to work with our hedging counterparties to execute beneficial hedging transactions and provide adequate collateral. At December 31, 2019, our First Lien Notes, First Lien Term Loans, Corporate Revolving Facility, Senior Unsecured Notes and our corporate rating had the following ratings and commentary from Standard and Poor’s and Moody’s Investors Service:

	Standard and Poor’s	Moody’s Investors Service
First Lien Notes, First Lien Term Loans and Corporate Revolving Facility rating	BB	Ba2
Senior Unsecured Notes	B	B2
Corporate rating	B+	Ba3
Commentary	Positive	Negative
Off Balance Sheet Arrangements
Our unconsolidated equity method investment has debt that is not reflected on our Consolidated Balance Sheets. As of December 31, 2019, our investment in Greenfield LP had aggregate debt outstanding of $299 million. Based on our pro rata share of our investment, our share of debt would be approximately $150 million. All such debt is non-recourse to us.
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

Contractual Obligations — Our contractual obligations as of December 31, 2019, are as follows (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$285	$21	$42	$37	$185
Purchase obligations:
Commodity purchase obligations(2)	$943	$402	$299	$139	$103
LTSA(3)	217	27	46	56	88
Water agreements(4)	512	27	56	56	373
Other purchase obligations(5)	293	147	68	23	55
Total purchase obligations	$1,965	$603	$469	$274	$619
Debt	$11,845	$1,269	$577	$2,228	$7,771
Other contractual obligations:
Interest payments on debt(6)	$3,023	$489	$983	$872	$679
Liability for uncertain tax positions	32	—	13	3	16
Interest rate hedging instruments(6)	32	13	18	1	—
Total other contractual obligations	$3,087	$502	$1,014	$876	$695
Total contractual obligations	$17,182	$2,395	$2,102	$3,415	$9,270
 ___________

(1)	Included in the total are future minimum payments for office, land and other operating leases. See Note 4 of the Notes to Consolidated Financial Statements for more information.

(2)
The amounts presented here include contractually obligated amounts for the purchase, transportation or storage of commodities accounted for as executory contracts and therefore not recognized on our Consolidated Balance Sheet.

(3)	The amounts presented here are based on estimated payments in accordance with the stated payment terms in the contracts at the time of execution.

(4)	The amounts presented here are based on contractually obligated amounts over the life of the contracts.

(5)	The amounts presented here include costs to complete construction projects, parts supply agreements, maintenance agreements, information technology agreements and other purchase obligations.

(6)	Amounts are projected based upon spot and forward interest rates at December 31, 2019.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate one of these entities and do not consolidate Calpine Receivables (see Notes 7 and 17 of the Notes to Consolidated Financial Statements for further information related to Calpine Receivables). As of the date of filing of this Report, these entities included: Russell City Energy Company, LLC and Calpine Receivables.
Russell City Energy Company, LLC — On January 28, 2020, we completed the acquisition of the 25% of Russell City Energy Company, LLC that was previously owned by a third party for approximately $49 million.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $402 million at December 31, 2019, compared to approximately $302 million at December 31, 2018, and our derivative liabilities have decreased to approximately $288 million at December 31, 2019, compared to approximately $443 million at December 31, 2018. The fair value of our level 3 derivative assets and liabilities at December 31, 2019 represents approximately 23% and 36% of our total assets and liabilities measured at fair value, respectively. See Note 9 of the Notes to Consolidated Financial Statements for further information related to our level 3 derivative assets and liabilities.
The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2019, through December 31, 2019, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2019	$(171)	$30	$(141)
Items recognized or otherwise settled during the period(1)(2)	179	(25)	154
Fair value attributable to new contracts(3)	88	12	100
Changes in fair value attributable to price movements	37	(36)	1
Fair value of contracts outstanding at December 31, 2019(4)	$133	$(19)	$114
__________

(1)
Commodity contract settlements consist of the realization of previously recognized losses on contracts not designated as hedging instruments of $(202) million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Statements of Operations) and $(23) million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $25 million related to realized gains from settlements of designated cash flow hedges and nil related to roll-off from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Statements of Operations).

(3)
Fair value attributable to new contracts includes $(18) million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

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

The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at December 31, 2019, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2020	2021-2022	2023-2024	After 2024	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(73)	33	2	—	(38)
Prices based on models and other valuation methods	11	67	54	39	171
Total fair value	$(62)	$100	$56	$39	$133
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
The table below presents the high, low and average of our daily VAR for the years ended December 31, 2019 and 2018 (in millions):

	2019	2018
Year ended December 31:
High	$68	$64
Low	$22	$19
Average	$35	$35
As of December 31	$22	$38
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
We utilize the forward commodity markets to hedge price risk associated with our power plant portfolio. Our ability to hedge relies in part on market liquidity and the number of counterparties with which to transact. If the number of counterparties in these markets were to decrease, it could decrease our ability to hedge our forward commodity price risk and create incremental volatility in our earnings. The effects of declining liquidity in the forward commodity markets are also mitigated by our retail subsidiaries which provides us with an additional outlet to transact hedging activities related to our wholesale power plant portfolio.
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
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. We currently have several power plants that provide energy and energy-related products to PG&E under PPAs, many of which have PG&E collateral posting requirements. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. We also currently have numerous other agreements with PG&E related to the operation of our power plants in Northern California, under which PG&E has continued to provide service since its bankruptcy filing. We cannot predict the ultimate outcome of this matter and continue to monitor the bankruptcy proceedings. See Note 8 of the Notes to Consolidated Financial Statements for further information related to the event of default associated with our Russell City and Los Esteros project debt agreements in connection with the PG&E bankruptcy.
We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at December 31, 2019, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of December 31, 2019)	2020	2021-2022	2023-2024	After 2024	Total
Investment grade	$(128)	$33	$14	$16	$(65)
Non-investment grade	6	4	7	6	23
No external ratings(1)	60	63	35	17	175
Total fair value	$(62)	$100	$56	$39	$133
____________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third party credit agencies due to the nature and size of the customers.
Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. The following table summarizes the contract terms as well as the fair values of our debt instruments exposed to interest rate risk as of December 31, 2019. All outstanding balances and fair market values are shown gross of applicable premium or discount, if any (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value December 31, 2019
Debt by Maturity Date:
Fixed Rate	$1,060	$7	$8	$8	$490	$5,025	$6,598	$6,749
Average Interest Rate	5.6%	6.1%	6.1%	6.1%	5.5%	5.1%
Variable Rate	$182	$311	$196	$169	$1,528	$2,713	$5,099	$5,108
Average Interest Rate(1)	3.7%	3.9%	3.6%	3.7%	4.1%	4.4%
 ____________

(1)	Projection based upon forward LIBOR rates inferred from spot rates at December 31, 2019.
Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate hedging instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate hedging instruments hedging our variable rate debt of approximately $(11) million at December 31, 2019.

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
In addition to power and steam revenues related to generation, retail power and gas sales activities and RECs from our Geysers Assets, our operating revenues also include:

•	power revenues consisting of fixed and variable capacity payments, including capacity payments received from PJM and ISO-NE capacity auctions which are not related to generation;

•	other revenues such as RMR Contracts, resource adequacy and certain ancillary service revenues; and

•	sales of natural gas and other service revenues.
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
Disclosure Requirements
U.S. GAAP requires separate disclosure on the face of our Consolidated Balance Sheets of the significant assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE and the significant liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. In determining which assets of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where Calpine Corporation is substantially limited or prohibited from access to assets (including cash and cash equivalents, restricted cash and property, plant and equipment), and where our VIEs have project financing that prohibits the VIE from providing guarantees on the debt of others. In determining which liabilities of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where there are agreements that prohibit the debt holders of the VIEs from recourse to the general credit of Calpine Corporation.
Unconsolidated VIEs
We have a 50% partnership interest in Greenfield LP which is also a VIE; however, we do not have the power to direct the most significant activities of this entity and therefore do not consolidate it. We account for this entity under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Balance Sheets. Our equity interest in the net income from Greenfield LP for the years ended December 31, 2019, 2018 and 2017, is recorded in (income) from unconsolidated subsidiaries.
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
As of December 31, 2019, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $7.1 billion, of which the majority expire between 2024 and 2037, and NOL carryforwards in 25 states and the District of Columbia totaling approximately $3.2 billion, which expire between 2020 and 2039. A substantial portion of our federal and state NOLs are offset with a valuation allowance. Certain of the state NOL carryforwards may be subject to limitations on their annual usage. As a result of the ownership change associated with the Merger, our ability to utilize the NOL carryforwards are subject to limitations. Additionally, our state NOLs available to offset future state income could materially decrease which would be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, the ownership change is not expected to have a material adverse effect on our Consolidated Financial Statements.
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions, multistate taxation of operations and segregation of foreign and domestic income and expense to avoid double taxation. We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. We reverse a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The determination and calculation of uncertain tax positions involves significant judgment in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our financial condition or results of operations. As of December 31, 2019, we had $29 million of unrecognized tax benefits from uncertain tax positions.
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
The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Stockholder’s Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the Consolidated Financial Statements that are a part of this Report. Other financial information and schedules are included in the Consolidated Financial Statements that are a part of this Report.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
Set forth in the table below is a list of our directors, together with certain biographical information, including their ages as of February 24, 2020. The directors are selected in accordance with the Stockholders Agreement dated March 8, 2018, by and between Calpine Corporation and CPN Management.

Name	Age	Principal Occupation
Waleed Elgohary	43	Senior Principal, Canada Pension Plan Investment Board
Andrew Gilbert	33	Partner, Energy Capital Partners
John B. (Thad) Hill III	52	President and Chief Executive Officer, Calpine Corporation
Douglas W. Kimmelman	59	Senior Partner and Founder, Energy Capital Partners
W. Thaddeus Miller	69	Executive Vice Chairman, Chief Legal Officer and Secretary, Calpine Corporation
Tyler G. Reeder	46	Managing Partner, Energy Capital Partners
Andrew D. Singer	57	Senior Legal Counsel, Energy Capital Partners
Donald A. Wagner	56	Managing Director, Access Industries
Waleed Elgohary became a director of the Company on February 12, 2020. Mr. Elgohary is a Senior Principal of the Canada Pension Plan Investment Board where he is a member of the Energy & Resources group, which focuses on investments in oil and gas, midstream, metal and mining and power and LNG. Prior to joining the Canada Pension Plan Investment Board in 2016, he was Senior Vice President, Asset Management at Capstone Infrastructure Corporation and, prior to that, Senior Vice President, Operations and Corporate Secretary at Enwave Energy Corporation, a portfolio company of Brookfield Infrastructure. Prior to Enwave, Mr Elgohary was a corporate and energy associate at McCarthy Tetrault, a leading Canadian Law Firm. Mr. Elgohary has a Juris Doctorate and Master of Business Administration degree from Western Law and the Ivey School of Business in London, Canada and a Bachelor of Science in Mechanical Engineering and Bachelor of Science from McMaster University in Hamilton, Canada. He was nominated to our Board of Directors by the Canada Pension Plan Investment Board in accordance with the terms of the Stockholders Agreement. Mr. Elgohary's more than 15 years of strategic energy asset management experience as well as his extensive experience in investment analysis in the global energy sector make him a valuable member of our Board of Directors and of our Compensation Committee.
Andrew Gilbert became a director of the Company on March 8, 2018. Mr. Gilbert is a Partner of Energy Capital Partners, a private equity firm focused on investments in the energy industry, and is involved in all areas of Energy Capital Partner’s investment activities, with a particular emphasis on fossil and renewable power generation and environmental services. Mr. Gilbert serves as a member of the firm’s Valuation Committee. Prior to joining Energy Capital Partners in 2010, Mr. Gilbert was a member of Citigroup’s Global Energy Investment Banking Group, where he focused on the midstream sector. Mr. Gilbert received a Bachelor of Science degree in Finance and Economics from New York University Stern School of Business and is a Chartered Financial Analyst. He was nominated to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Gilbert’s knowledge and expertise regarding financial and investment matters and the power generation industry make him a valuable member of our Board of Directors and of our Compensation Committee and Chairman of our Audit Committee.
John B. (Thad) Hill III became a director of the Company and has served as our President and Chief Executive Officer since May 14, 2014. He previously served as our President and Chief Operating Officer from December 2012, as our Executive Vice President and Chief Operating Officer from November 2010 to December 2012 and as our Executive Vice President and Chief Commercial Officer from September 2008 to November 2010. Prior to joining the Company, Mr. Hill served as Executive Vice President of NRG Energy, Inc. from February 2006 to September 2008 and President of NRG Texas LLC from December 2006 to September 2008. Prior to joining NRG Energy, Inc., Mr. Hill was Executive Vice President of Strategy and Business Development at Texas Genco LLC from 2005 to 2006. From 1995 to 2005, Mr. Hill was with Boston Consulting Group, Inc., where he rose to Partner and Managing Director and led the North American energy practice, serving companies in the power and natural gas sectors with a focus on commercial and strategic issues. Mr. Hill received his Bachelor of Arts degree from Vanderbilt University and a Master of Business Administration degree from the Amos Tuck School of Dartmouth College. He was nominated to our Board of Directors in accordance with the terms of the Stockholders Agreement. Mr. Hill’s expertise in the power sector, power operations and energy commodities along with his knowledge of the Company’s day-to-day operations and overall strategic plan make him a valuable member of our Board of Directors.
Douglas W. Kimmelman became a director of the Company on March 8, 2018. Mr. Kimmelman founded Energy Capital Partners in April 2005 and serves as its Senior Partner. Mr. Kimmelman serves as a member of the firm’s Management Committee, Partnership Committee and Investment Committee. Prior to founding Energy Capital Partners, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002, when he transferred to the firm’s J. Aron commodity group. He was named a General Partner of the firm in 1996. From 2002 to 2005, Mr. Kimmelman played a leadership role at Goldman Sachs in building a power generation asset portfolio through the J. Aron commodity group. Mr. Kimmelman currently serves on the board of Nesco Holdings, Inc. since July 2019, Sunnova Energy International, Inc. since June 2019, USD Partners, LP since October 2014 and also sits on the boards of numerous Energy Capital Partners portfolio companies and other private, charitable and nonprofit boards. Mr. Kimmelman received a Bachelor of Arts degree in Economics from Stanford University and a Masters in Business Administration degree from the Wharton School at the University of Pennsylvania. He was nominated to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Kimmelman’s approximately 35 years of experience in the power generation and energy industries provide him with strong leadership and insight, particularly with regard to power sector strategy and management matters and make him a valuable member of our Board of Directors.
W. Thaddeus Miller became a non-voting director of the Company and has served as our Executive Vice Chairman since March 8, 2018 and as Executive Vice President, Chief Legal Officer and Secretary since August 12, 2008. Prior to joining the Company, Mr. Miller served as Executive Vice President and Chief Legal Officer of Texas Genco LLC from December 2004 until February 2006. From 2002 to 2004, Mr. Miller was a consultant to Texas Pacific Group, a private equity firm. From 1999 to 2002, he served as Executive Vice President and Chief Legal Officer of Orion Power Holdings, Inc., an independent power producer. From 1994 to 1999, Mr. Miller was a Vice President of Goldman Sachs & Co., where he focused on wholesale electric and other energy commodity trading. Before joining Goldman Sachs & Co., Mr. Miller was a partner in a New York law firm. Mr. Miller currently serves on the board of RMG Acquisition Corp. since December 2019. Mr. Miller earned his Bachelor of Science degree from the U.S. Merchant Marine Academy and his Juris Doctor degree from St. John’s School of Law. In addition, Mr. Miller was an officer in the U.S. Coast Guard from 1973 through 1976. He was nominated to our Board of Directors as a non-voting director in accordance with the terms of the Stockholders Agreement. Mr. Miller’s extensive experience in legal, regulatory and governmental matters related to the power sector along with his breadth and knowledge of the Company’s legal matters make him a valuable member of the Board of Directors.
Tyler G. Reeder became a director of the Company on March 8, 2018. Mr. Reeder is a Managing Partner of Energy Capital Partners and is involved in all areas of Energy Capital Partner’s investment activities, with a particular emphasis on fossil power generation and environmental infrastructure and services. Mr. Reeder serves as a member of the firm’s Investment Committee, Valuation Committee and Strategy Committee. Prior to joining Energy Capital Partners in 2006, he was a member of the Texas Genco, LLC management team until the sale of the company to NRG Energy, Inc. in 2006. While at Texas Genco, LLC, Mr. Reeder was the head of the asset optimization desk and managed the generation portfolio’s power and fuel positions. From 1998 to 2002, he was a Director for Energy Markets and a Finance Manager at Orion Power Holdings, Inc., where he was responsible for power marketing, transaction analysis and execution. From 1996 to 1998, he worked at Goldman Sachs. Mr. Reeder currently serves on the board of Ramaco Resources, Inc. since December 2016 and serves on the boards of numerous Energy Capital Partners portfolio companies. He previously served as a director for Dynegy, Inc. from February to November 2017. Mr. Reeder received a Bachelor of Arts degree in Economics from Colgate University. He was nominated to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Reeder’s knowledge and expertise with power generation companies provide him with strong insight, particularly with regard to commercial and power operations, power sector strategy, regulatory compliance and capital allocation and make him a valuable member of our Board of Directors and of our Audit Committee and Chairman of our Compensation Committee.
Andrew D. Singer became a director of the Company on March 8, 2018. Mr. Singer is Senior Legal Counsel and, prior to January 1, 2020, a Partner and General Counsel of Energy Capital Partners and a member of the firm’s Investment Committee. As such, he was involved in all areas of the firm’s investment activities, with a particular emphasis on fossil and renewable power generation and environmental services. He also took a leadership role in structuring most of the firm’s debt financings and contractual obligations. Prior to joining Energy Capital Partners in 2005, Mr. Singer was a partner at the law firm of Latham & Watkins LLP and the Global Chair of Latham’s Project Development and Finance Group, with 18 years of experience in the energy industry. Mr. Singer received a Bachelor of Science degree in Electrical Engineering from Cornell University and a Juris Doctorate from Harvard University. He was nominated to our Board of Directors by Energy Capital Partners in accordance with the terms of the Stockholders Agreement. Mr. Singer’s significant experience in representing both lenders and borrowers in power development, acquisition and financing transactions as well as his expertise in power sector capital transactions make him a valuable member of our Board of Directors and of our Compensation Committee and our Audit Committee.
Donald A. Wagner became a director of the Company on March 8, 2018. Mr. Wagner is a Managing Director of Access Industries, Inc. (“Access”) having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America, and he oversees Access’ current North American investments. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of Access portfolio companies Warner Music Group since July 2011, EP Energy Corporation and predecessors since May 2012 and BMC Software since October 2018. He previously served on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with a Bachelor of Arts degree in physics from Harvard College. He was nominated to our Board of Directors by Access in accordance with the terms of the Stockholders Agreement. Mr. Wagner’s knowledge and understanding of capital markets as a result of his over 25 years of experience in investing, banking and private equity, in addition to his experience as a director of public companies, make him a valuable member of our Board of Directors and of our Audit Committee.
Information about our Executive Officers
Set forth in the table below is a list of our executive officers, together with certain biographical information, including their ages as of February 24, 2020:

Name	Age	Position
John B. (Thad) Hill III(1)	52	President and Chief Executive Officer
Zamir Rauf	60	Executive Vice President and Chief Financial Officer
W. Thaddeus Miller(1)	69	Executive Vice Chairman, Chief Legal Officer and Secretary
Charles M. Gates	68	Executive Vice President, Power Operations
___________

(1)	See “Directors” above for biographical information.
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
Code of Conduct and Ethics
Our Code of Conduct applies to all directors, officers and employees and requires that each individual deal fairly, honestly and constructively with governmental and regulatory bodies, customers, suppliers and competitors. It prohibits any individual’s taking unfair advantage through manipulation, concealment, abuse of privileged information or misrepresentation of material facts. Further, it imposes an express duty to act in the best interests of the Company and to avoid influences, interests or relationships that could give rise to an actual or apparent conflict of interest. If any question as to a potential conflict of interest arises, employees are directed to notify their supervisors and the Chief Legal Officer and, in the case of directors and the Chief Executive Officer, the Audit Committee of our Board of Directors. We require our executives to comply with our Code of Conduct as a condition of employment.
Our Code of Conduct also prohibits directors, officers and employees from competing with us, using Company property or information, or such employee’s position, for personal gain, and taking corporate opportunities for personal gain. Waivers of our Code of Conduct must be explicit. Any director, officer or employee seeking a waiver must provide his supervisor and the Chief Legal Officer with all pertinent information and, if the Chief Legal Officer recommends approval of a waiver, it shall present such information and the recommendation to the Audit Committee of our Board of Directors. A waiver may only be granted if (i) the Audit Committee is satisfied that all relevant information has been provided and (ii) adequate controls have been instituted to assure that the interests of the Company remain protected. In the case of our Chief Executive Officer and our directors, any waiver must also be approved by the Audit Committee. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including posting on our website, as soon as practicable. We granted no waivers under our Code of Conduct in 2019. Our Code of Conduct is posted on our website at www.calpine.com/about-us/investor-information. We intend to post any amendments to and any waivers of our Code of Conduct on our website within four business days.
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
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis section explains how our executive compensation programs are designed and operate with respect to the following officers identified in the “Summary Compensation Table” below (the “named executive officers”):

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
During 2019, we achieved strong operational and financial results while maintaining a steadfast commitment to safety. Our wholesale commercial operations positioned the Company to benefit from higher market prices in Texas during the summer while our power operations maintained our power plants to be available to operate when called upon to meet market demand. Additionally, our retail business exceeded expectations in residential sales in Texas and at Calpine Solutions. Our executive management team consists of individuals with extensive industry experience who remain focused on executing the Company’s strategic plan to create long-term value and our executive compensation program is designed to reward successful execution of short- and long-term Company goals.
The compensation decisions made in 2019 by the Compensation Committee continue to reflect a commitment to aligning executive compensation with the creation of long-term value for our owners and focus on incentivizing our executives to improve financial and operating performance.
Our Compensation Program Objectives and Guiding Principles
The Company’s executive compensation program is designed to promote long-term value creation and emphasize pay for performance. The compensation program for our named executive officers emphasizes at-risk, performance-based compensation and helps Calpine recruit, retain and motivate a highly talented team of executives with the requisite set of skills and experience to successfully lead the Company in creating value for our owners. In addition, the Compensation Committee believes that the mix and structure of compensation for our executives strikes an appropriate balance in promoting long-term returns without motivating or rewarding imprudent risk taking. The compensation objectives and principles that govern the Company’s compensation decisions include:

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

•
Emphasis on Performance Over Time. The compensation program for our named executive officers is designed to minimize excessive short-term decision making and imprudent risk taking. The potential value of long-term incentives could be substantially greater than the annual cash incentive bonus based upon the creation of long-term value. Additionally, our annual incentive plan limits the maximum cash incentive bonus that can be earned in a given year. The Compensation Committee also retains the discretionary power to reduce annual incentive awards below calculated values.

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
Compensation Consultant
The Compensation Committee has authority to retain compensation consulting firms to assist it in the evaluation of executive officer and employee compensation and benefit programs. The Compensation Committee elected not to retain a compensation consultant in 2019 to assist in determining or recommending the amount or form of executive compensation; however, the Compensation Committee may elect to retain a compensation consultant in the future.
Comparator Group
We believe it is appropriate to provide industry-competitive total compensation opportunities to our named executive officers in order to attract and retain top executive talent. The Company does not formally target compensation of its named executive officers against any specific comparator group but rather reviews market data generally to assess whether the Company’s compensation practices are competitive.
Role of Executive Officers in Executive Compensation Decisions
The Chief Executive Officer considers each other executive officer’s performance and makes a recommendation to the Compensation Committee on base salary, annual bonus and, subject to the approval of Volt Parent, the grant of Class B Interests for each named executive officer other than himself. The Chief Executive Officer participates in Compensation Committee meetings at the Compensation Committee’s request to provide background information regarding the Company’s strategic objectives and to evaluate the performance of and compensation recommendations for the other executive officers. The Committee considers the information provided by the Chief Executive Officer in making compensation decisions. Executive officers do not propose or seek approval for their own compensation. The Chairman of the Compensation Committee, with input from the Board of Directors, recommends the Chief Executive Officer’s compensation to the Compensation Committee in an executive session, not attended by the Chief Executive Officer.
Elements of Compensation
Compensation for the named executive officers primarily consists of:

Type	Purpose
Base Salary	Provide a minimum, fixed level of cash compensation to compensate executives for services rendered during the fiscal year.
Annual Cash Incentives	Drive achievement of annual corporate goals, including key financial and operating results and strategic goals that drive value for our owners.
Long-Term Incentives	Align executive officers’ interests with the interests of owners by rewarding increases in the value of our business.
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

Allocation and Distribution of Each Element of Compensation
The portion of total compensation delivered in the form of base salary and benefits is intended to provide a competitive foundation and fixed rate of pay for the work being performed by each named executive officer commensurate with such executive’s associated level of responsibility and contributions to Calpine. The compensation opportunity beyond those pay elements is “at risk” and must be earned through achievement of annual goals, which represent performance expectations of the Board of Directors and management and are designed to measure long-term value creation for our owners. In setting target compensation, the Compensation Committee focuses on the total compensation opportunity for the executive. The proportion of compensation designed to be delivered in base salary versus variable pay depends on the executive’s position and the ability of that position to influence overall Company performance. The more senior the level of the executive, the greater is the percentage of total pay opportunity that is variable.
Details of Each Element of Compensation
Base Salary. The 2019 base salary of each of our named executive officers was set following an annual review, during which adjustments were made to reflect performance-based factors, as well as competitive considerations. During its annual review of base salaries, the Compensation Committee primarily considered:

•	our budget for annual merit increases;

•	the appropriateness of each executive officer’s compensation, both individually and relative to the other executive officers; and

•	the individual performance of each executive officer.
We do not apply specific formulas to determine increases to base salary, which are granted to recognize individual performance and contributions to the improved strategy and operations of the Company. Adjustments to executive salaries are generally effective with the first payroll period after the adjustment is approved. Base salaries and percentage increases from the previous year’s base salary for our named executive officers are indicated below for 2019:

	2019
	Base Salary	Percentage increase from previous year
John B. (Thad) Hill III	$1,263,825	2.75%
Zamir Rauf	$674,146	2.75%
W. Thaddeus Miller	$917,561	2.75%
Charles M. Gates	$496,578	2.75%
Annual Incentive — Calpine Incentive Plan. Our annual incentive program, the CIP, is designed to promote the achievement of annual corporate goals, including key financial, operating and strategic goals that, in turn, drive value for our owners. Most regular full-time, non-collective bargaining unit employees hired prior to October 1, 2019, were eligible to participate in the CIP, including all our named executive officers. The Compensation Committee assigned to each executive officer a target incentive opportunity, expressed as a percentage of eligible earnings (base salary amount paid in 2019), which is dependent on the level of the employee’s position and the scope of the employee’s responsibilities. Target annual incentive levels for each named executive officer are shown in a table below. The total target CIP incentive pool is the sum of all participants’ target annual incentive amounts.
CIP Funding. Funding of the CIP incentive pool is triggered only if we meet a minimum corporate performance target established by the Compensation Committee. For fiscal 2019, this minimum corporate performance target was $1,632 million of Adjusted EBITDA, which was 80% of our fiscal 2019 Adjusted EBITDA goal of $2,040 million. We use Adjusted EBITDA because it is a metric used by our Board of Directors and senior management in evaluating our financial performance. Our Adjusted EBITDA of $2,291 million exceeded our minimum corporate performance target for fiscal 2019. As a result, the 2019 CIP incentive was funded.
Adjusted EBITDA represents net income before interest, income taxes and depreciation and amortization adjusted for the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, any mark-to-market gains or losses from accounting for derivatives, adjustments to exclude the Adjusted EBITDA related to the noncontrolling interest, operating lease expense, non-cash gains and losses from foreign currency translations, major maintenance expense, gains or losses on the repurchase or extinguishment of debt, non-cash GAAP-related adjustments to levelize revenues from tolling agreements and any unusual or non-recurring items plus adjustments to reflect the Adjusted EBITDA from our unconsolidated investments.
Determination of CIP Bonus Pool. The size of the CIP incentive pool is based on the extent to which we achieve the corporate performance goals that are established annually by the Compensation Committee. The Compensation Committee selected these performance goals to reflect a balanced evaluation of annual financial and operating performance. Specific performance metrics include cash generation, cost containment, safety and achievement of key goals that drive the creation of long-term value. The 2019 performance goals and the actual results are shown in the following table and discussed in further detail below:

CIP Performance Score Calculation ($ in millions) for 2019

Performance Measure / Performance Score	Threshold(1)	Target	Maximum(1)	Results	Score	Weight	Weighted Score
Commodity Margin	$2,785	$3,035	$3,235	$3,392	278.3%	35.0%	97.4%
Expenses	$1,194	$995	$750	$1,069	62.3%	35.0%	21.8%
CAPEX/Maintenance	$555	$494	$425	$523	55.0%	10.0%	5.5%
TRIR	2.23	0.80	0.40	0.58	128.0%	10.0%	12.8%
Average EFOF	8.50%	3.6%	1.71%	4.37%	84.0%	5.0%	4.2%
Regulatory Compliance (Pass/Fail)	No material non-compliance events			PASS	100.0%	5.0%	5.0%
Overall Performance Score						100%	146.7%
Board Discretionary Increase (Decrease) Factor							1.0
Final Performance Score(2)							146.7%
_______________

(1)
Threshold and maximum incentive levels for each Performance Measure under the CIP are displayed as 0% and 200%, respectively, of the target incentive percentage for Commodity Margin, Expenses, CAPEX/Maintenance and Average EFOF. Actual results for these Performance Measures can exceed the maximum incentive level. TRIR has a maximum incentive level of 150% and Regulatory Compliance is Pass/Fail.

(2)	Although the individual Performance Measures have no cap, the overall CIP payout (or Final Performance Score) is capped at 150%.
Explanation of Performance Measures.

•
Commodity Margin, as used for purposes of determining our CIP goal, is a financial measure that includes power and steam revenues, sales of purchased power and physical natural gas, capacity revenues, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, environmental compliance expenses, ancillary retail expense and realized settlements from marketing, hedging, optimization and trading activities, but excludes mark-to-market activity. Commodity Margin is a key operational measure of profit used to assess the performance of our business. This amount differs from “Commodity Margin” as reported under FASB Accounting Standards Codification 280 in this Report as it also includes other revenue, as referenced in the CIP performance score calculation, Adjusted EBITDA from Calpine’s unconsolidated operations at Greenfield and Whitby (prior to the sale of our interest in Whitby), and certain other adjustments approved by the Compensation Committee.

•
Expenses, as used solely for purposes of determining our CIP pool, are comprised of Operating and Maintenance Expense (excluding major maintenance, scrap and certain other items), Royalty Expense from Calpine’s geothermal operations, General & Other Administrative Expense (excluding certain other items), and Other Operating Expense (excluding amortization and Merger-related costs), in each case, as calculated in accordance with U.S. GAAP and included in the amounts reported on our Consolidated Statement of Operations for the year ended December 31, 2019 in this Report. We believe that Expenses are a useful tool for assessing the performance of our core operations and are a key operational measure reviewed by our management.

•
CAPEX/Maintenance refers to Calpine’s Capital Expenditure and Major Maintenance Expense related to the refurbishment of major turbine generator equipment and other plant-related facilities inclusive of Calpine’s unconsolidated operations at Greenfield and Whitby (prior to the sale of our interest in Whitby). CAPEX is capitalized into Property, Plant and Equipment and Maintenance is recorded as a component of Operating and Maintenance Expense. We monitor these expenditures and establish targets as useful tools to measure our operating performance. We believe that monitoring our Capital Expenditure and Major Maintenance Expense allows us to ensure that planned capital projects are not experiencing cost overruns.

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

Determination of Individual Award Payouts. Based on the extent to which we achieved the previously established 2019 performance goals, as shown above, approximately $65 million was funded to the total CIP bonus pool for 2019 for allocation among the eligible plan participants. The following table shows the incentive eligible earnings and target and maximum incentive percentages and actual payout amounts for each named executive officer:

Name	Incentive Eligible Earnings	Target Incentive %	Maximum Incentive %	Incremental Incentive Rate(3)	Incentive Calculation Overall Performance Score(4)	Incentive %(5)	Incentive Amount
John B. (Thad) Hill III(1)	$1,257,320	110%	220%	2.0	146.7%	212.7%	$2,674,823
Zamir Rauf(1)	$670,676	90%	200%	2.22	146.7%	183.4%	$1,230,020
W. Thaddeus Miller(1)	$912,838	90%	200%	2.22	146.7%	183.4%	$1,674,145
Charles M. Gates(2)	$482,563	90%	200%	2.22	146.7%	183.4%	$885,020
_______________

(1)	The maximum incentive as a percentage of base salary is set forth in the employment agreement for these named executive officers.

(2)	Mr. Gates’ maximum incentive is consistent with the terms of the CIP.

(3)
Incremental Incentive Rate equals the additional percentage of eligible earnings for each percent that Overall Performance Score exceeds 100%. Rate is calculated as the ratio of the difference between maximum and target incentive percentage and maximum and target Performance Score.

(4)	From 2019 CIP performance score calculation shown above.

(5)	Incentive % equals sum of Target Incentive plus product of excess of Overall Performance Score over 100% multiplied by Incremental Incentive Rate.
Long-Term Incentives. In March 2018, following the entry into the Amended and Restated Limited Partnership Agreement of CPN Management (the “LPA”) dated March 8, 2018, as amended on August 29, 2018, CPN Management commenced an arrangement whereby certain Class B partnership interests in CPN Management will be available for grant to certain Calpine eligible employees and its subsidiaries, including our named executive officers.
CPN Management is the direct owner of 100% of Calpine. Thus, the time vested Class B Interests directly align our named executive officers’ interests with the interests of our owners by rewarding increases in the value of our business, incentivizing retention and optimizing long-term financial and operating performance.
Pursuant to the LPA, up to a total of 6% of the total partnership interests of CPN Management are eligible to be granted in the form of time vesting Class B Interests of which an aggregate percentage of approximately 5.5% was granted to senior management, including our named executive officers, in 2018. The allocation of the remaining 0.5% is reserved for allocation to new hires or for promotions. Additionally, Class B Interests with an aggregate percentage of 2.5% are eligible to be granted in the form of outsized performance vesting Class B Interests which only share in returns above 200% return of capital to the Class A interests (the “Performance Class B Interests”). There were no grants of Performance Class B Interests made in 2019.
At December 31, 2019, approximately 5.7% of the 6% time vested Class B Interests were allocated among individual members of senior management and all 2.5% of the Performance Class B Interests remain available for grant.
Each of the time vested Class B Interests will generally be entitled to participate in distributions from CPN Management only after holders of capital interests in CPN Management have received distributions in an aggregate amount equal to their capital contributed, and only with respect to appreciation in the value of CPN Management following the date of grant of such interest. On June 28, 2019, our Compensation Committee approved the grant of 0.11% time vested Class B Interests to Mr. Gates in connection with his commitment to extend his tenure with the Company by two years. One-fifth of the time vested Class B Interests will vest ratably on March 8th of each year over the service period and concludes on March 8, 2023, subject to the recipient’s continuous provision of services through the vesting date.

Additionally, in connection with Mr. Gates’ decision to extend his employment with the Company, on July 23, 2019, our Compensation Committee amended Mr. Gates’ Class B Interest Award Agreements dated March 8, 2018 and August 29, 2018 whereby the vesting terms of the time vested Class B Interests were modified to vest ratably over the extended service period of approximately five years as compared to the original service period of approximately three years. No other terms of the Class B Interest Award Agreements were affected by the amendments.
There were no Class B Interests granted to Messrs. Hill, Rauf and Miller in 2019; however, they did receive grants of Class B Interests in 2018.
The time vested Class B Interests become immediately vested upon the occurrence of certain events involving a change in control of Calpine or CPN Management (as defined in the relevant award agreement) as well as termination of employment due to death or disability. All unvested Class B Interests become forfeited upon any other termination of employment event.
The time vested Class B Interests are generally non-transferable without the prior written consent of the general partner of CPN Management and contain certain customary non-compete, non-solicitation, non-disparagement and confidentiality restrictions. In addition, CPN Management has the right under the LPA to redeem the vested Class B Interests following a termination of employment for fair market value. Following a termination of employment for cause (as defined in the relevant award agreement), the vested Class B Interests may be redeemed by CPN Management for zero (0) dollars.
The time vested Class B Interests are intended to be treated as “profits interest” for U.S. federal income tax purposes.
Perquisites and Other Personal Benefits. We offer a very limited amount of customary perquisites and other personal benefits to our named executive officers. The Compensation Committee believes that these perquisites are reasonable and consistent with prevailing market practice and the Company’s overall compensation program. Perquisites are not a material part of our compensation program. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our named executive officers. See “— Summary Compensation Table — All Other Compensation.”
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
Our primary retirement benefit is the Calpine Corporation Retirement Savings Plan (the “401(k) Plan”), a defined contribution plan. For our executive officers as well as all other non-bargaining unit employees, we match employee contributions 100% up to 5% of eligible earnings, subject to all applicable regulatory limits, and the match vests immediately. Our 401(k) Plan also has an enhanced feature to our defined contribution plan for non-union employees consisting of a non-elective contribution for certain eligible employees who are active employees as of December 31. In addition, if an employee leaves our employment due to retirement, the employee can use any money remaining in his or her health reimbursement account to pay for post-employment medical insurance.
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
Tyler G. Reeder (Chair)
Waleed Elgohary
Andrew Gilbert
Andrew D. Singer

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides certain information concerning the compensation for services rendered to us during the years ended December 31, 2019, 2018 and 2017 by (i) each person serving as a principal executive officer during the year ended December 31, 2019, (ii) each person serving as a principal financial officer during the year ended December 31, 2019, (iii) each of the two other most highly-compensated individuals who were serving as executive officers as of December 31, 2019 (collectively, the “named executive officers”):

					Non-Equity
			Option	Stock	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)(3)	($)
John B. (Thad) Hill III	2019	1,266,702	—	—	2,674,823	16,500	3,958,025
President and Chief	2018	1,233,279	—	—	1,847,609	10,272,030	13,352,918
Executive Officer	2017	1,182,486	1,663,591	2,631,318	1,284,741	13,500	6,775,636

Zamir Rauf	2019	683,615	—	—	1,230,020	16,500	1,930,135
Executive Vice President and	2018	658,490	—	—	830,649	4,266,125	5,755,264
Chief Financial Officer	2017	643,513	581,045	894,072	568,801	13,500	2,700,931

W. Thaddeus Miller	2019	937,931	—	—	1,674,145	16,500	2,628,576
Executive Vice Chairman,	2018	913,321	—	—	1,130,572	3,858,850	5,902,743
Chief Legal Officer and	2017	888,119	790,838	1,216,895	774,179	13,500	3,683,531
Secretary

Charles M. Gates	2019	510,035	—	—	885,020	16,500	1,411,555
Executive Vice President,	2018	496,188	—	—	597,672	1,974,503	3,068,363
Power Operations	2017	482,768	427,995	658,580	409,385	13,500	1,992,228
______________

(1)	Bonus paid pursuant to the CIP and/or the named executive officer’s employment agreement or letter agreement, as applicable.

(2)
For 2019, the amounts set forth under “All Other Compensation” for Messrs. Hill, Rauf, Miller and Gates represents $14,000 in employer contributions to the Company’s 401(k) Plan and $2,500 in non-discretionary employer contribution.

(3)
The Class B Interests do not have a grant date fair value as these awards are accounted for as profit sharing arrangements under FASB Accounting Standards Codification Topic 710. For a further description of the Class B Interests, see “Compensation Discussion and Analysis — Elements of Compensation — Details of Each Element of Compensation — Long-Term Incentives.” The market value for the Class B Interests is not determinable as there is no public market for the Class B Interests. As such, the fair value of the Class B Interests is not included herein. We did not record any expense in our Consolidated Statement of Operations for the year ended December 31, 2019 associated with the Class B Interests.

Grants of Plan-Based Awards
The following table sets forth the information concerning the grants of any plan-based compensation to each named executive officer during 2019. The non-equity awards described below were made under the CIP.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John B. (Thad) Hill III	—	—	1,383,052	2,766,104

Zamir Rauf	—	—	603,608	1,348,292

W. Thaddeus Miller	—	—	821,554	1,835,122

Charles M. Gates	—	—	434,307	993,156
______________

(1)
Amounts represent estimated possible payments under the CIP. Actual amounts paid under the CIP for 2019 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” For more information on the performance metrics applicable to these awards, see “Compensation Discussion and Analysis — Details of Each Element of Compensation — Annual Incentive — Calpine Incentive Plan.”

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
Charles M. Gates
Executive Vice President, Power Operations
Charles Gates serves as the Company’s Executive Vice President, Power Operations pursuant to an offer letter between Mr. Gates and Calpine Corporation, dated February 23, 2016, as amended by the Gates Letter Agreement (the “Gates Offer Letter”). Mr. Gates’ annual base salary for 2019 was $496,578. Mr. Gates’ employment is terminable at will by either party. Under the Gates Offer Letter, Mr. Gates is eligible to participate in the Calpine Incentive Plan (“CIP”), which provides for an annual cash bonus with a target equal to 90% of his base salary and a maximum payout equal to 200% of his base salary. Payouts under the CIP will be based on achievement of corporate financial results as well as individual performance. Under the Gates Offer Letter, Mr. Gates received a sign-on equity award, 50% in the form of restricted stock awards and 50% in the form of performance share units, with a targeted value of $920,000 within two weeks of his start date. In consideration of the sign-on equity award, Mr. Gates signed a one-year non-compete agreement.
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
Potential Payments Upon Termination or Change in Control
Effective January 31, 2008, we adopted our Severance Plan, which provides eligible employees, including executive officers, whose employment is involuntarily terminated by us without “cause”, by the employee with “good reason” (each as defined in the Severance Plan), or in connection with a change in control, with certain severance benefits, including a lump sum payment based upon (i) the employee’s position and (ii) base salary and target bonus, as further described below. In addition, Messrs. Hill, Rauf and Miller have agreements with us that provide for certain severance benefits as described below. The amount of compensation that would be payable to each named executive officer in the event of a termination of employment, or a change in control, on December 31, 2019, is described below under “— Quantification of Potential Payments Upon Termination or Change in Control.”
Change in Control and Severance Benefits Plan
Under the Severance Plan, amended and restated as of November 4, 2013, and further amended on November 10, 2016, employees who are Senior Vice Presidents with a pay grade at 19 or above, Vice Presidents with a pay grade at 19 or above, employees with a pay grade at 19 or above, and such other employees of subsidiaries of the Company that are designated as participants pursuant to a written employment agreement or by the Compensation Committee are eligible for certain post-employment benefits, which vary depending upon (i) the tier assigned to the employee and (ii) whether a change in control or termination of employment occurs. As of December 31, 2019, Mr. Gates participated as Tier 3 participant in the Severance Plan. In addition, pursuant to the Gates Letter Agreement, following the third anniversary of the date of the Gates Letter Agreement, if Mr. Gates’s employment terminates for any reason, he shall be entitled to the following benefits, without duplication of any other severance payments for which he may be eligible under the Severance Plan: (i) an amount equal to his pro-rated annual cash bonus in respect of the fiscal year in which the termination occurs, calculated based on Calpine’s actual performance and (ii) consent rights regarding certain redemption, repurchase, and / or call rights that may be applicable to vested Class B Interests. Any severance benefits for which Messrs. Hill, Rauf and Miller may be eligible would be provided under the Hill Agreement, Rauf Agreement and Miller Agreement, respectively, and not under the Severance Plan.
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

•	in the case of a Tier 1 participant only, a pro-rated annual bonus for the year of termination, to be paid at such time as we pay annual bonuses generally; plus

•
a lump sum payment for all “accrued obligations,” defined as all unused vacation time and all accrued but unpaid compensation earned by such participant as of the termination date, to be paid as soon as practicable following the termination date; and

•
continued coverage for the participant and his or her dependents under all health care, medical, dental and life insurance plans and programs (excluding disability) maintained by us under which the participant was covered immediately prior to his or her termination date, to be provided (concurrently with any health care benefit required under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, “COBRA”), in the case of a Tier 1, Tier 2 or Tier 3 participant, for a period of 36 months following termination, at the same cost sharing between us and such participant as applies to a similarly situated active employee.

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
Quantification of Potential Payments Upon Termination or Change in Control
The following table sets forth potential benefits that each named executive officer would be entitled to receive in the event that the executive’s employment with us is terminated for any reason, including a termination for “cause”, resignation without “good reason” (each as defined in the Severance Plan, the Hill Agreement, Rauf Agreement, Miller Agreement and Gates Letter Agreement, as applicable), a termination without cause, resignation with good reason, termination without cause or resignation with good reason in each case in connection with a change in control, and death or disability. The amounts shown in the table are the amounts that would have been payable under existing plans and arrangements if the named executive officer’s employment had terminated, and/or a change in control occurred on December 31, 2019. “Cash Compensation” includes payments of salary, bonus, non-equity annual incentive plan compensation, severance or death benefit amounts payable in the applicable scenario.

The actual amounts that would be payable in these circumstances can only be determined at the time of the executive’s termination or a change in control and accordingly, may differ from the estimated amounts set forth in the table below:

Named Executive Officer	Termination by Company for Cause or Resignation by Executive Without Good Reason	Termination by Company Without Cause	Resignation by Executive with Good Reason	Termination by Company Without Cause, or Resignation by Executive With Good Reason, in Connection with Change in Control	Death or Disability
John B. (Thad) Hill III
Cash Compensation(1)	$—	$10,636,921	$10,636,921	$10,636,921	$2,674,823
Health and Welfare Benefits(2)	—	103,104	103,104	103,104	51,552
Outplacement(2)	—	50,000	50,000	50,000	—
Unvested Class B Interests(3)	—	—	—	—	—
TOTAL	$—	$10,790,025	$10,790,025	$10,790,025	$2,726,375
Zamir Rauf
Cash Compensation(1)	$1,230,020	$5,072,652	$5,072,652	$5,072,652	$1,230,020
Health and Welfare Benefits(2)	—	103,104	103,104	103,104	111,696
Outplacement(2)	—	50,000	50,000	50,000	—
Unvested Class B Interests(3)	—	—	—	—	—
TOTAL	$1,230,020	$5,225,756	$5,225,756	$5,225,756	$1,341,716
W. Thaddeus Miller
Cash Compensation(1)	$1,674,145	$6,904,243	$6,904,243	$6,904,243	$1,674,145
Health and Welfare Benefits(2)	—	71,640	71,640	71,640	77,610
Outplacement(2)	—	50,000	50,000	50,000	—
Unvested Class B Interests(3)	—	—	—	—	—
TOTAL	$1,674,145	$7,025,883	$7,025,883	$7,025,883	$1,751,755
Charles M. Gates
Cash Compensation(1)	$885,020	$1,415,247	$1,415,247	$2,821,060	$885,020
Health and Welfare Benefits(2)	—	35,820	35,820	71,640	—
Outplacement(2)	—	50,000	50,000	50,000	—
Unvested Class B Interests(3)	—	—	—	—	—
Tax Gross-Up(4)	—	—	—	439,690	—
TOTAL	$885,020	$1,501,067	$1,501,067	$3,382,390	$885,020
______________

(1)
Amounts disclosed in the table assume that no executive received any severance or termination benefit which would decrease the amount of the above payments, where applicable. These amounts would primarily be paid as a lump sum but have been calculated without any present-value discount and assuming that base pay would continue at 2019 rates.

(2)
Using generally accepted accounting principles for purposes of the Company’s financial statements, continued health and welfare benefits were valued at the amount of $2,864 per month (for family coverage) which applied to Messrs. Hill and Rauf and $1,990 per month (for employee and spouse coverage) which applied to Messrs. Miller and Gates. Outplacement services were valued at $50,000 for 18 and 24 months of coverage.

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
In 2019, as part of its assessment, the Compensation Committee reviewed the compensation program for employees that engage in certain hedging and optimization activities. While these employees have increased potential for risk taking because a part of their compensation is linked to the profitability of these activities, the Compensation Committee concluded that the business risk from these activities is not significant because these employees’ activities are subject to controls that limit excessive risk taking, such as VAR limits that are monitored and enforced on a daily basis by our Chief Risk Officer.
The Compensation Committee also reviewed the cash and long-term incentive programs for senior executives and concluded that certain aspects of the programs actually reduce the likelihood of excessive risk taking. These aspects include the use of long-term incentives for senior executives to contribute towards long-term growth of the Company, including limited claw-back provisions contained in employment agreements limiting the incentive to take excessive risk for short-term gains by imposing caps on CIP bonuses, requiring compliance with our Code of Conduct and giving the Compensation Committee the power to reduce discretionary bonuses.
For these reasons, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.
Pay Ratio Disclosure
At December 31, 2019, we had approximately 2,256 employees, with all of these individuals located in the United States. Our diverse employee population varies significantly in experience, education and specialized training. Regardless of the employee’s role in the organization or their location, the process for determining salaries is the same: local market competitive data is reviewed to set base pay rates. Individual salaries are then adjusted from these base pay rates to reflect the individual’s role and responsibilities as well as his or her experience, education, specialized training and overall performance.
We identified our median employee for the year ended December 31, 2019, by reviewing compensation data reflected in our payroll records consisting of:

•	base salary,

•	compensation under the annual incentive program or equivalent (calculated assuming payouts at the target level for employees hired in 2019 who were not eligible for an incentive payment in 2019), and

•	employer contributions to the Company’s 401(k) Plan.
We identified our median employee using the above compensation data, which was consistently applied to all of our employees included in the calculation. We identified this payment information for all current full and part-time employees employed on December 31, 2019; thus, we used December 31, 2019 as the measurement date in determining our median employee. Since all of our employees, as well as our President and Chief Executive Officer, are located in the United States, we did not make any cost of living adjustments in identifying the median employee. These results were then ranked, excluding the President and Chief Executive Officer, from lowest to highest, and the median employee was identified. Once we identified our median employee, we combined all of the elements of such employee’s total annual compensation in a manner consistent with total compensation for our named executive officers, as presented in the “Summary Compensation Table”. With respect to total annual compensation for our President and Chief Executive Officer, we used the amount reported in the “Total” column of the “Summary Compensation Table”.
The total annual compensation for the year ended December 31, 2019 was $124,866 for our median employee and $3,958,025 for our President and Chief Executive Officer. The ratio of our President and Chief Executive Officer’s pay to that of our median employee for 2019 was approximately 32 times.
DIRECTOR COMPENSATION
Members of our Board of Directors do not receive compensation for their service. We reimburse directors for their reasonable out-of-pocket and travel expenses in connection with attendance at board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of February 24, 2020, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors serving as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Calpine Corporation, 717 Texas Avenue, Suite 1000, Houston, Texas 77002.

Name	Common Shares Beneficially Owned(1)	Shares Individuals Have the Right to Acquire Within 60 Days	Total Number of Shares Beneficially Owned(1)	Percent of Class
5% or Greater Owners
CPN Management(1)	105.2	—	105.2	100.0%
Named Executive Officers and Directors
John B. (Thad) Hill III	—	—	—	—
Zamir Rauf	—	—	—	—
W. Thaddeus Miller	—	—	—	—
Charles M. Gates	—	—	—	—
Waleed Elgohary	—	—	—	—
Andrew Gilbert	—	—	—	—
Douglas W. Kimmelman(2)	105.2	—	105.2	100%
Tyler G. Reeder(2)	105.2	—	105.2	100%
Andrew D. Singer(2)	105.2	—	105.2	100%
Donald A. Wagner	—	—	—	—
All executive officers and directors as a group (10 persons)	105.2	—	105.2	100%
_____________

(1)	The principal business address of CPN Management, LP is 40 Beachwood Road, Summit, NJ 07901.

(2)
ECP ControlCo, LLC is the sole managing member of Energy Capital Partners III, LLC, which is the sole managing member of Volt Parent GP, LLC, which is the general partner of each of Volt Parent, LP and CPN Management. Douglas Kimmelman, Andrew Singer, Peter Labbat, Tyler Reeder and Rahman D’Argenio are the managing members of ECP ControlCo, LLC and share the power to vote and dispose of the securities beneficially owned by ECP ControlCo, LLC. As such, each of ECP ControlCo, LLC, Energy Capital Partners III, LLC, Volt Parent GP, LLC, and Messrs. Kimmelman, Singer, Labbat, Reeder and D’Argenio may be deemed to have or share beneficial ownership of the common stock held directly by CPN Management. Each such entity or individual disclaims any such beneficial ownership. The principal business address of each of the entities and individuals listed in this footnote is 40 Beachwood Road, Summit, NJ 07901.

Securities Authorized for Issuance under Equity Compensation Plans
At December 31, 2019, there were no securities authorized for issuance under any compensation plans of Calpine Corporation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
See “Executive Compensation — Summary of Employment Agreements” for a description of employment agreements between us and certain of the named executive officers.
Except as described below, since the beginning of 2019, there were no actual or proposed transactions to be disclosed in which we were a participant and the amount involved exceeded $120,000 and in which any related person, including our executives and directors, had or will have a direct or indirect material interest.
In April 2019, one of our subsidiaries, Johanna Energy Center, LLC, entered into a ground lease agreement with Orange County Energy Storage 2 LLC (“OCES2”), a subsidiary of Convergent Energy + Power (“Convergent”). Convergent is owned by

Energy Capital Partners, which is the sole managing member of Volt Parent GP, LLC, which is the general partner of each of Volt Parent, LP and CPN Management, our direct parent. The consideration associated with the ground lease is expected to be between approximately $5 million and $10 million over the term of the lease, which will be at least 20 years. In connection with the execution of the ground lease agreement, OCES2 is required to post and maintain a security deposit of $750,000 in the form of cash, letter of credit or other acceptable form of security to secure the ground lease. In June 2019, we agreed to return $375,000 of the cash security deposit to OCES2.
In October 2019, one of our subsidiaries, Pasadena Cogeneration L.P., entered into a steam contract with Pasadena Performance Products, LLC, a subsidiary of Next Wave Energy Partners, LP (“Next Wave”), to sell steam over an initial term of ten years. Next Wave is owned by Energy Capital Partners. The consideration associated with the steam contract will be a combination of fixed and variable based upon steam deliveries but is expected to be between $70 million and $90 million over the initial ten-year term.
In February 2020, Calpine Solutions entered into a renewable energy contract with TGP Energy Management, LLC (“TGP”) to purchase renewable energy over a term of 11 years. TGP is owned by Energy Capital Partners. Total payments associated with the renewable energy contract are expected to be between $15 million and $20 million over the 11 year term.
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
Our Board of Directors approved guidelines to the related persons transaction policy for the approval of transactions with three entities (and their subsidiaries or affiliates) that have been determined to have the ability to control or significantly influence the management or operating policies of the Company. These entities are as follows:

•	ECP ControlCo, LLC

•	CPPIB Calpine Canada, Inc.

•	Access Industries, Inc.
Ordinary course of business transactions between Calpine and any of the above entities or their subsidiaries or affiliates are approved and authorized provided that (a) transactions shall be executed at market-based prices/rates, (b) a list of existing transactions meeting the criteria under (a) will be provided to the Chair of the Audit Committee on a quarterly basis, and (c) transactions or amendments with a notional value in excess of $10 million or any individual transaction with a term of longer than five years will be presented to the Audit Committee for approval in accordance with the related person transaction policy described above.
Director Independence
Following the consummation of the Merger, we are no longer an issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent.

However, if we were a listed issuer whose securities were traded on the New York Stock Exchange (“NYSE”) and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. CPN Management beneficially owns 100% of the voting power of the Company, which would qualify the Company as a controlled company eligible for exemption under the rule.
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
Subsequent to the consummation of the Merger, our Board of Directors has determined that each member of the Board of Directors would not be considered “independent” under the NYSE listing standards. In making its independence determinations, the Board of Directors considered Messrs. Hill and Miller’s employment with the Company during 2019, Mr. Elgohary’s affiliation with the Canada Pension Plan Investment Board, Messrs. Gilbert, Kimmelman, Reeder and Singer’s affiliation with Energy Capital Partners, and Mr. Wagner’s affiliation with Access Industries, Inc.

Item 14.	Principal Accounting Fees and Services

Audit Fees
The following table presents fees for professional services rendered by PwC for the years ended December 31, 2019 and 2018, respectively. PwC did not bill us for other services during those periods.

	2019	2018
	(in millions)
Audit Fees(1)(2)	$6.0	$5.4
_______________

(1)
Our Audit fees consisted of approximately $4.9 million and $4.4 million for the audits and quarterly reviews of our consolidated financial statements and other offerings for Calpine Corporation for 2019 and 2018, respectively, and fees of approximately $1.1 million and $1.0 million for 2019 and 2018, respectively, which were billed for performing audits and reviews of certain of our subsidiaries.

(2)	PwC did not provide us with any material tax consulting services for the years ended December 31, 2019 and 2018.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedule

Page
(a)-1. Financial Statements and Other Information
Calpine Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm	91
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	92
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, 2018 and 2017	93
Consolidated Balance Sheets at December 31, 2019 and 2018	94
Consolidated Statements of Stockholder’s Equity for the Years Ended December 31, 2019, 2018 and 2017	95
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	96
Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017	98
(a)-2. Financial Statement Schedule
Calpine Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017	146
(b) Exhibits

Exhibit Number	Description
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

4.2
Second Supplemental Indenture, dated as of July 22, 2014, between the Company and the Trustee, governing the 2025 Notes (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.3	Form of 2025 Note (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2014).

4.4
Third Supplemental Indenture, dated as of February 3, 2015, between the Company and the Trustee, governing the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

4.5	Form of 2024 Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

4.6
Indenture, dated as of May 31, 2016, for the senior secured notes due 2026 among each of the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2016).

4.7
Indenture, dated as of December 20, 2019, for the senior secured notes due 2028 among each of Calpine Corporation, the guarantors party thereto and Wilmington Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 23, 2019).

4.8
Indenture, dated as of December 27, 2019, for the senior notes due 2028 among Calpine Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 27, 2019).

4.9
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

Exhibit Number	Description
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

10.1.7
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

10.1.8
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

10.1.9
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

10.1.10
Amendment No. 6 to the Credit Agreement, dated as of October 20, 2017, among the Company, as borrower, the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on October 26, 2017).

10.1.11
Credit Agreement, dated December 15, 2017 among CCFC as borrower, the lenders party hereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on December 18, 2017).

10.1.12
Amendment No. 8 to the Credit Agreement, dated as of May 18, 2018, among Calpine Corporation, as borrower, the guarantors party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on May 21, 2018).

10.1.13
Amendment No. 9 to the Credit Agreement, dated as of April 5, 2019, among Calpine Corporation, as borrower, the guarantors party thereto, MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on April 5, 2019).

10.1.14
Credit Agreement, dated April 5, 2019 among Calpine Corporation, as borrower, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and MUFG Union Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed with the SEC on April 5, 2019).

Exhibit Number	Description
10.1.15
Amendment No. 10 to the Credit Agreement, dated as of August 12, 2019, among Calpine Corporation, as borrower, the guarantors party thereto, MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2019).

10.1.16
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

10.2.1.1
Letter Agreement, dated September 1, 2008, between the Company and John B. (Thad) Hill (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K, filed with the SEC on September 4, 2008).†

10.2.1.2
Amended and Restated Executive Employment Agreement between the Company and John B. (Thad) Hill, dated August 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.2.2.1
Executive Employment Agreement between the Company and Zamir Rauf, dated August 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.2.2.2
Restrictive Covenant Agreement between the Company and Zamir Rauf, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.2.3.1
Amended and Restated Executive Employment Agreement between the Company and W. Thaddeus Miller, dated August 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed with the SEC on September 4, 2018).†

10.2.4.1
Letter Agreement, dated August 29, 2018, between the Company and Charles M. Gates (incorporated by reference to Exhibit 10.2.4.1 to Calpine’s Quarterly Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019).†

10.2.4.2
Amendment to Award Agreement of Class B Interest in CPN Management, LP to Charles M. Gates dated April 26, 2019 (incorporated by reference to Exhibit 10.3 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019).†

10.2.4.3
Second Amendment to Award Agreement of Class B Interest in CPN Management, LP to Charles M. Gates dated July 23, 2019 (incorporated by reference to Exhibit 10.4 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019).†

10.2.4.4
Award Agreement of Class B Interest in CPN Management, LP to Charles M. Gates dated June 28, 2019 (incorporated by reference to Exhibit 10.5 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019).†

10.2.4.5
Letter Agreement, dated August 7, 2019, between the Company and Charles M. Gates (incorporated by reference to Exhibit 10.6 to Calpine’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019).†

10.2.5
Calpine Corporation Amended and Restated Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.2.8 to the Calpine’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017).†

10.2.6
Amended and Restated Limited Partnership Agreement of CPN Management, LP a Delaware Limited Partnership, dated March 8, 2018 (incorporated by reference to Exhibit 10.1 to the Calpine’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 10, 2018).†

10.2.7
Form of Award Agreement of Class B Interest in CPN Management, L.P (incorporated by reference to Exhibit 10.2.8 to Calpine’s Quarterly Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019).†

Exhibit Number	Description
10.2.8
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
Date: February 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. (Thad) HILL	President, Chief Executive Officer and Director (principal executive officer)	February 24, 2020
John B. (Thad) Hill

/s/ ZAMIR RAUF	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2020
Zamir Rauf

/s/ JEFF KOSHKIN	Chief Accounting Officer (principal accounting officer)	February 24, 2020
Jeff Koshkin

/s/ WALEED ELGOHARY	Director	February 24, 2020
Waleed Elgohary

/s/ ANDREW GILBERT	Director	February 24, 2020
Andrew Gilbert

/s/ DOUGLAS W. KIMMELMAN	Director	February 24, 2020
Douglas W. Kimmelman

/s/ W. THADDEUS MILLER	Executive Vice Chairman, Chief Legal Officer, Secretary and Director	February 24, 2020
W. Thaddeus Miller

/s/ TYLER G. REEDER	Director	February 24, 2020
Tyler G. Reeder

/s/ ANDREW D. SINGER	Director	February 24, 2020
Andrew D. Singer

/s/ DONALD A. WAGNER	Director	February 24, 2020
Donald A. Wagner

CALPINE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Calpine Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calpine Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholder’s equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2020

We have served as the Company's auditor since 2003.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
Operating revenues:
Commodity revenue	$9,437	$9,865	$8,836
Mark-to-market gain (loss)	618	(373)	(101)
Other revenue	17	20	17
Operating revenues	10,072	9,512	8,752
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	6,164	6,914	6,268
Mark-to-market (gain) loss	340	(165)	70
Fuel and purchased energy expense	6,504	6,749	6,338
Operating and maintenance expense	1,001	1,020	1,080
Depreciation and amortization expense	694	739	724
General and other administrative expense	150	158	155
Other operating expenses	79	98	85
Total operating expenses	8,428	8,764	8,382
Impairment losses	84	10	41
(Gain) on sale of assets, net	(10)	—	(27)
(Income) from unconsolidated subsidiaries	(22)	(24)	(22)
Income from operations	1,592	762	378
Interest expense	609	617	621
(Gain) loss on extinguishment of debt	58	(28)	38
Other (income) expense, net	37	81	32
Income (loss) before income taxes	888	92	(313)
Income tax expense	98	64	8
Net income (loss)	790	28	(321)
Net income attributable to the noncontrolling interest	(20)	(18)	(18)
Net income (loss) attributable to Calpine	$770	$10	$(339)
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
Net income (loss)	$790	$28	$(321)
Cash flow hedging activities:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	(42)	40	(22)
Reclassification adjustment for loss on cash flow hedges realized in net income (loss)	2	6	48
Unrealized actuarial gain (loss) arising during period	(2)	1	—
Foreign currency translation gain (loss)	3	(10)	13
Income tax benefit (expense)	2	(5)	(6)
Other comprehensive income (loss)	(37)	32	33
Comprehensive income (loss)	753	60	(288)
Comprehensive (income) attributable to the noncontrolling interest	(20)	(21)	(20)
Comprehensive income (loss) attributable to Calpine	$733	$39	$(308)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(in millions, except share and per share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents ($33 and $43 attributable to VIEs)	$1,131	$205
Accounts receivable, net of allowance of $9 and $9	757	1,022
Inventories ($77 and $71 attributable to VIEs)	543	525
Margin deposits and other prepaid expense	367	315
Restricted cash, current ($206 and $90 attributable to VIEs)	299	167
Derivative assets, current	156	142
Other current assets	49	43
Total current assets	3,302	2,419
Property, plant and equipment, net ($3,454 and $3,919 attributable to VIEs)	11,963	12,442
Restricted cash, net of current portion ($15 and $33 attributable to VIEs)	46	34
Investments in unconsolidated subsidiaries	70	76
Long-term derivative assets	246	160
Goodwill	242	242
Intangible assets, net	340	412
Other assets ($53 and $30 attributable to VIEs)	440	277
Total assets	$16,649	$16,062
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$714	$958
Accrued interest payable ($7 and $10 attributable to VIEs)	61	96
Debt, current portion ($161 and $201 attributable to VIEs)	1,268	637
Derivative liabilities, current	225	303
Other current liabilities ($122 and $36 attributable to VIEs)	657	489
Total current liabilities	2,925	2,483
Debt, net of current portion ($1,635 and $1,978 attributable to VIEs)	10,438	10,148
Long-term derivative liabilities ($8 and $6 attributable to VIEs)	63	140
Other long-term liabilities ($53 and $36 attributable to VIEs)	565	235
Total liabilities	13,991	13,006

Commitments and contingencies (see Note 16)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 5,000 and 5,000 shares, respectively, 105.2 and 105.2 shares issued, respectively, and 105.2 and 105.2 shares outstanding, respectively	—	—
Additional paid-in capital	9,584	9,582
Accumulated deficit	(6,923)	(6,542)
Accumulated other comprehensive loss	(114)	(77)
Total Calpine stockholder’s equity	2,547	2,963
Noncontrolling interest	111	93
Total stockholder’s equity	2,658	3,056
Total liabilities and stockholder’s equity	$16,649	$16,062
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2016	$—	$(7)	$9,625	$(6,213)	$(137)	$71	$3,339
Treasury stock transactions	—	(8)	—	—	—	—	(8)
Stock-based compensation expense	—	—	36	—	—	—	36
Distribution to the noncontrolling interest	—	—	—	—	—	(12)	(12)
Net income (loss)	—	—	—	(339)	—	18	(321)
Other comprehensive income	—	—	—	—	31	2	33
Balance, December 31, 2017	$—	$(15)	$9,661	$(6,552)	$(106)	$79	$3,067
Treasury stock transactions	—	(7)	—	—	—	—	(7)
Stock-based compensation expense	—	—	41	—	—	—	41
Effects of the Merger	—	22	(100)	—	—	—	(78)
Dividends	—	—	(20)	—	—	—	(20)
Contribution from the noncontrolling interest	—	—	—	—	—	2	2
Distribution to the noncontrolling interest	—	—	—	—	—	(9)	(9)
Net income	—	—	—	10	—	18	28
Other comprehensive income	—	—	—	—	29	3	32
Balance, December 31, 2018	$—	$—	$9,582	$(6,542)	$(77)	$93	$3,056
Dividends	—	—	—	(1,151)	—	—	(1,151)
Net income	—	—	—	770	—	20	790
Other comprehensive loss	—	—	—	—	(37)	—	(37)
Other	—	—	2	—	—	(2)	—
Balance, December 31, 2019	$—	$—	$9,584	$(6,923)	$(114)	$111	$2,658
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$790	$28	$(321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization(1)	781	848	921
(Gain) loss on extinguishment of debt	22	(32)	38
Deferred income taxes	95	47	14
Impairment losses	84	10	41
(Gain) on sale of assets, net	(10)	—	(27)
Mark-to-market activity, net	(275)	205	169
(Income) from unconsolidated subsidiaries	(22)	(24)	(22)
Return on investments from unconsolidated subsidiaries	21	35	28
Stock-based compensation expense	—	57	42
Other	3	29	(5)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	265	(101)	(108)
Accounts payable	(271)	164	70
Margin deposits and other prepaid expense	(57)	(134)	115
Other assets and liabilities, net	144	(82)	(15)
Derivative instruments, net	(14)	51	9
Net cash provided by operating activities	1,556	1,101	949
Cash flows from investing activities:
Purchases of property, plant and equipment	(584)	(415)	(305)
Proceeds from sale of power plants and other	322	11	162
Purchases of North American Power, net of cash acquired	—	—	(111)
Return of investment from unconsolidated subsidiaries	5	18	—
Other	(1)	(6)	43
Net cash used in investing activities	(258)	(392)	(211)
Cash flows from financing activities:
Borrowings under CCFC Term Loan and First Lien Term Loans	1,687	—	1,395
Repayments of CCFC Term Loans and First Lien Term Loans	(1,507)	(41)	(2,150)
Borrowings under First Lien Notes	1,250	—	560
Repayments of First Lien Notes	(811)	—	—
Borrowings under Senior Unsecured Notes	1,400	—	—
Repayments of Senior Unsecured Notes	(768)	(355)	(453)
Borrowings under revolving facilities	342	525	440
Repayments of revolving facilities	(250)	(495)	(440)
Borrowings from project financing, notes payable and other	—	220	—
Repayments of project financing, notes payable and other	(404)	(470)	(174)
Financing costs	(67)	(18)	(60)
Stock repurchases	—	(79)	—
Dividends paid(2)	(1,151)	(20)	—
Other	51	(13)	(19)
Net cash used in financing activities	(228)	(746)	(901)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,070	(37)	(163)
Cash, cash equivalents and restricted cash, beginning of period	406	443	606
Cash, cash equivalents and restricted cash, end of period(3)	$1,476	$406	$443
The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued) (in millions)

	2019	2018	2017
Cash paid during the period for:
Interest, net of amounts capitalized	$598	$587	$575
Income taxes	$11	$23	$12

Supplemental disclosure of non-cash investing and financing activities:
Purchase of King City Cogeneration Plant Lease(4)	$—	$—	$15
Change in capital expenditures included in accounts payable	$13	$19	$20
Plant tax settlement offset in prepaid assets	$(4)	$—	$—
Asset retirement obligation adjustment offset in operating activities	$(10)	$—	$—
____________

(1)
Includes amortization included in Commodity revenue and Commodity expense associated with intangible assets and amortization recorded in interest expense associated with debt issuance costs and discounts.

(2)
Dividends paid during the years ended December 31, 2019 and 2018, includes approximately $1 million and $20 million, respectively, in certain Merger-related costs incurred by CPN Management, our parent.

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
For the Years Ended December 31, 2019, 2018 and 2017

1.	Organization and Operations
We are a power generation company engaged in the ownership and operation of primarily natural gas-fired and geothermal power plants in North America. We have a significant presence in major competitive wholesale and retail power markets in California, Texas and the Northeast and Mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our customers, which include utilities, independent electric system operators and industrial companies, retail power providers, municipalities, CCAs and other governmental entities, power marketers as well as retail commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power and related products for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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
For the years ended December 31, 2019, 2018 and 2017, we recorded approximately nil, $33 million and $15 million, respectively, in Merger-related costs which was recorded in other operating expenses on our Consolidated Statements of Operations and primarily related to legal, investment banking and other professional fees associated with the Merger. We elected not to apply pushdown accounting in connection with the consummation of the Merger. As a result, our assets and liabilities are recorded at historical cost and do not reflect the fair value ascribed in the Merger.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of all majority-owned subsidiaries that are not VIEs and all VIEs where we have determined we are the primary beneficiary. Intercompany transactions have been eliminated in consolidation.
Equity Method Investments — We use the equity method of accounting to record our net interests in VIEs where we have determined that we are not the primary beneficiary, which include Greenfield LP, a 50% partnership interest and Calpine Receivables, a 100% membership interest. Our share of net income (loss) is calculated according to our equity ownership percentage or according to the terms of the applicable partnership agreement or limited liability company operating agreement. See Note 7 for further discussion of our VIEs and unconsolidated investments.
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

As of December 31, 2019	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
(in millions, except percentages)
Freestone Energy Center	75.0%	$379	$(177)	$—
Hidalgo Energy Center	78.5%	$250	$(113)	$—
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
The table below represents the components of our restricted cash as of December 31, 2019 and 2018 (in millions):

	2019			2018
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$58	$8	$66	$13	$8	$21
Construction/major maintenance	28	6	34	23	24	47
Security/project/insurance	209	31	240	120	—	120
Other	4	1	5	11	2	13
Total	$299	$46	$345	$167	$34	$201
Business Interruption Proceeds
We record business interruption insurance proceeds when they are realizable and recorded approximately $11 million, $14 million and $27 million of business interruption proceeds in operating revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired at the time of an acquisition. We assess the carrying amount of our goodwill annually for impairment during the third quarter and whenever the events or changes in circumstances indicate that the carrying value may not be recoverable.

Our goodwill resulted from the acquisition of our retail business. As such, our goodwill balance of $242 million was allocated to our Retail segment. We did not record any changes in the carrying amount of our goodwill during the years ended December 31, 2019 and 2018.
We record intangible assets, such as acquired contracts, customer relationships and trademark and trade name at their estimated fair values at acquisition. We use all information available to estimate fair values including quoted market prices, if available, and other widely accepted valuation techniques. Certain estimates and judgments are required in the application of the techniques used to measure fair value of our intangible assets, including estimates of future cash flows, selling prices, replacement costs, economic lives and the selection of a discount rate, which are not observable in the market and represent a level 3 measurement. All recognized intangible assets consist of rights and obligations with finite lives.
As of December 31, 2019 and 2018, the components of our intangible assets were as follows (in millions):

	2019	2018	Lives
Acquired contracts	$444	$458	0 – 9 Years
Customer relationships	445	445	7 – 14 Years
Trademark and trade name	40	40	15 Years
Other	4	88	39 – 44 Years
	933	1,031
Less: Accumulated amortization	593	619
Intangible assets, net	$340	$412
Amortization expense related to our intangible assets for the years ended December 31, 2019, 2018 and 2017 was $72 million, $100 million and $175 million, respectively.
The estimated aggregate amortization expense of our intangible assets for the next five years is as follows (in millions):

2020	$44
2021	$39
2022	$36
2023	$28
2024	$28
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
For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we record an impairment loss equal to the difference not to exceed the goodwill balance assigned to the reporting unit. We did not record an impairment of our goodwill during the years ended December 31, 2019, 2018 and 2017.
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
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through application of collateral. As of December 31, 2019, our Consolidated Balance Sheet included net long-lived assets at Russell City Energy Center and Los Esteros Critical Energy Facility of approximately $647 million and $427 million, respectively, and non-recourse project finance debt at Russell City Energy Center and Los Esteros Critical Energy Facility of approximately $272 million and $135 million, respectively. We cannot predict whether the PPAs will be assumed through the bankruptcy proceeding, however, we believe that even if the contracts were not to be assumed, the undiscounted future cash flows of the power plants would exceed the carrying values of each of the facilities. We continue to monitor the bankruptcy proceedings for any changes in circumstances that would impact the carrying value of either power plant.
We recorded impairment losses of $84 million during the year ended December 31, 2019 related to the sale of our Garrison and RockGen Energy Centers in our East segment, spare turbine equipment in our Texas segment and certain capitalized costs related to wind development projects in our Texas and East segments. We recorded impairment losses of $10 million during the year ended December 31, 2018 related to scrapped power plant equipment in our East segment. We recorded impairment losses of $41 million during the year ended December 31, 2017 related to our South Point Energy Center in our West segment and spare turbine equipment in our Texas segment.

Asset Retirement Obligation
We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2019 and 2018, our asset retirement obligation liabilities were $68 million and $63 million, respectively, primarily relating to land leases upon which our power plants are built and the requirement that the property meet specific conditions upon its return.
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
Revenue Recognition
Our operating revenues are comprised of the following:

•
power and steam revenue consisting of variable payments related to generation, retail power and gas sales activities, power revenues consisting of fixed and variable capacity payments not related to generation including capacity payments received from RTO and ISO capacity auctions, host steam, REC revenue from our Geysers Assets, other revenues such as RMR Contracts, resource adequacy and certain ancillary service revenues and realized settlements from our marketing, hedging, optimization and trading activities;

•	mark-to-market revenues from derivative instruments as a result of our marketing, hedging, optimization and trading activities; and

•	sales of natural gas and other service revenues.
See Note 3 for further information related to our accounting for revenue from contracts with customers.
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
Realized and Mark-to-Market Expenses from Commodity Derivative Instruments
Realized Settlements of Commodity Derivative Instruments — The realized value of natural gas commodity purchase and sales contracts that are net settled are reflected on a net basis and included in Commodity expense on our Consolidated Statements of Operations. Power purchase commodity contracts that result in the physical delivery of power, and that also supplement our power generation, are reflected on a gross basis and are included in Commodity expense on our Consolidated Statements of Operations.

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
New Accounting Standards and Disclosure Requirements
Leases — On January 1, 2019, we adopted Accounting Standards Update 2016-02, “Leases” (“Topic 842”). The comprehensive new lease standard superseded all existing lease guidance. The standard requires that a lessee should recognize a right-of-use asset and a lease liability for substantially all operating leases based on the present value of the minimum rental payments. For lessors, the accounting for leases under Topic 842 remained substantially unchanged. The standard also requires expanded disclosures surrounding leases. We adopted the standards under Topic 842 using the modified retrospective method and elected a number of the practical expedients in our implementation of Topic 842. The key change that affected us relates to our accounting for operating leases for which we are the lessee that were historically off-balance sheet. The impact of adopting the standards resulted in the recognition of a right-of-use asset and lease obligation liability of $191 million on our Consolidated Balance Sheet on January 1, 2019, exclusive of previously recognized lease balances. The implementation of Topic 842 did not have a material effect on our Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the year ended December 31, 2019. See Note 4 for a discussion of the practical expedients we elected and additional disclosures required by Topic 842.

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
Income Taxes — In December 2019, the FASB issued Accounting Standards Update 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is intended to simplify the accounting for income taxes by removing certain exceptions and improve consistent application by clarifying guidance related to the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2020. We do not anticipate a material effect on our financial condition, results of operations or cash flows as a result of adopting this standard.

3.	Revenue from Contracts with Customers
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our revenue for the years ended December 31, 2019 and 2018 by reportable segment (in millions). See Note 18 for a description of our segments.

	Year Ended December 31, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$948	$1,406	$609	$1,694	$—	$4,657
Capacity	173	125	547	—	—	845
Revenues relating to physical or executory contracts – third party	$1,121	$1,531	$1,156	$1,694	$—	$5,502

Affiliate(1):	$44	$55	$99	$9	$(207)	$—

Revenues relating to leases and derivative instruments(2)						$4,570
Total operating revenues						$10,072

	Year Ended December 31, 2018
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$1,070	$1,500	$621	$1,857	$—	$5,048
Capacity	152	94	657	—	—	903
Revenues relating to physical or executory contracts – third party	$1,222	$1,594	$1,278	$1,857	$—	$5,951

Affiliate(1):	$30	$34	$89	$4	$(157)	$—

Revenues relating to leases and derivative instruments(2)						$3,561
Total operating revenues						$9,512
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
Energy and Other Products
Variable payments for power and steam that are based on generation, including retail sales of power, are recognized over time as the underlying commodity is generated or purchased and control is transferred to our customer upon transmission and delivery. Ancillary service revenues are also included within energy-related revenues and are recognized over time as the service is provided.
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
Changes in estimates for our contracts are not material and revisions to estimates are recognized when the amounts can be reasonably estimated. Unbilled retail sales are based upon estimates of customer usage since the date of the last meter reading provided by the ISOs or electric distribution companies by applying the estimated revenue per KWh by customer class to the estimated number of KWhs delivered but not yet billed. Estimated amounts are adjusted when actual usage is known and billed. During the years ended December 31, 2019 and 2018, there were no significant changes to revenue amounts recognized in prior periods as a result of a change in estimates. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from our operating revenues.
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
Changes in accounts receivable relating to our customers is primarily due to the timing difference between payment and when the good or service is provided. During the years ended December 31, 2019 and 2018, there were no significant changes in accounts receivable other than normal billing and collection transactions and there were no material credit or impairment losses recognized relating to accounts receivable balances associated with contracts with customers.
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
At December 31, 2019 and 2018, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at December 31, 2019 and 2018, was $14 million and $14 million, respectively. The revenue recognized during the years ended December 31, 2019 and 2018, relating to the deferred revenue balance at the beginning of the period was $14 million and $15 million and resulted from our performance under the customer contracts. The change in the deferred revenue balance during the years ended December 31, 2019 and 2018 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.

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
At December 31, 2019 and 2018, the capitalized contract cost balance was not material. There were no impairment losses or changes in amortization during the years ended December 31, 2019 and 2018 and amortization of contract costs during the years ended December 31, 2019 and 2018 was immaterial.
Performance Obligations not yet Satisfied
As of December 31, 2019, we have entered into certain contracts for fixed and determinable amounts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $639 million, $633 million, $408 million, $141 million and $49 million that will be recognized during the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively, and $63 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

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
In connection with our adoption of Topic 842 on January 1, 2019, we elected certain practical expedients that were available under the new lease standards including:

•	we elected not to separate lease and non-lease components for our current classes of underlying leased assets as the lessee;

•	we did not evaluate existing and expired land easements that were not previously accounted for as leases prior to January 1, 2019; and

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
The components of our operating and finance lease expense are as follows for the year ended December 31, 2019 (in millions):

December 31, 2019
Operating Leases
Operating lease expense	$46

Finance Leases
Amortization of the right-of-use assets	8
Interest expense	8
Finance lease expense	$16

Variable lease expense	9

Total lease expense	$71
The following is a schedule by year of future minimum lease payments associated with our operating and finance leases together with the present value of the net minimum lease payments as of December 31, 2019 (in millions):

	Operating Leases(1)	Finance Leases(2)
2020	$21	$16
2021	22	16
2022	20	15
2023	19	19
2024	18	8
Thereafter	185	26
Total minimum lease payments	285	100
Less: Amount representing interest	103	27
Total lease obligation	182	73
Less: current lease obligation	12	10
Long-term lease obligation	$170	$63
____________

(1)	The lease liabilities associated with our operating leases as of December 31, 2019 are included in other current liabilities and other long-term liabilities on our Consolidated Balance Sheet.

(2)	The lease liabilities associated with our finance leases as of December 31, 2019 are included in debt, current portion and debt, net of current portion on our Consolidated Balance Sheet.

Supplemental balance sheet information related to our operating and finance leases is as follows as of December 31, 2019 (in millions, except lease term and discount rate):

December 31, 2019
Operating leases(1)
Right-of-use assets associated with operating leases	$171

Finance leases(2)
Property, plant and equipment, gross	212
Accumulated amortization	(105)
Property, plant and equipment, net	$107

Weighted average remaining lease term (in years)
Operating leases	17.5
Finance leases	6.8

Weighted average discount rate
Operating leases	5.1%
Finance leases	8.0%
____________

(1)	The right-of-use assets associated with our operating leases as of December 31, 2019 are included in other assets on our Consolidated Balance Sheet.

(2)	The right-of-use assets associated with our finance leases as of December 31, 2019 are included in property, plant and equipment, net on our Consolidated Balance Sheet.
Supplemental cash flow information related to our operating and finance leases is as follows for the period presented (in millions):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$54
Operating cash flows from finance leases	$8
Financing cash flows from finance leases	$11

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14
Finance leases	$—
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
Revenue from contracts accounted for as operating leases, such as certain tolling agreements, with minimum lease rentals (capacity payments) which vary over time must be levelized. Generally, we levelize these contract revenues on a straight-line basis over the term of the contract. Our operating leases that have commenced contain terms extending through May 2042. These contracts also generally contain variable payment components based on generation volumes or operating efficiency over a period of time. Revenues associated with the variable payments are recognized over time as the goods or services are provided to the lessee. Our operating leases generally do not contain renewal or purchase options or residual value guarantees. We have elected to not separate our lease and non-lease components as the lease components reflect the predominant characteristics of these agreements.

Revenue recognized related to fixed lease payments on our operating leases for the period presented is as follows (in millions):

2019
Operating Leases(1)
Fixed lease payments	$341
____________

(1)	Revenues associated with our operating leases are included in Commodity revenue and other revenue on our Consolidated Statement of Operations.
The total contractual future minimum lease rentals for our contracts that have commenced and are accounted for as operating leases at December 31, 2019, are as follows (in millions):

2020	$286
2021	261
2022	226
2023	144
2024	50
Thereafter	236
Total	$1,203
We do not recognize lease receivables associated with our operating leases as the long-lived assets subject to the lease contracts are recorded on our Consolidated Balance Sheet and are being depreciated over their estimated useful lives. Amounts recorded on our Consolidated Balance Sheet associated with the long-lived assets subject to our operating leases as of December 31, 2019 are as follows (in millions):

December 31, 2019
Assets subject to contracts accounted for as operating leases
Property, plant and equipment, gross	$2,561
Accumulated depreciation	(770)
Property, plant and equipment, net(1)	$1,791
____________

(1)	Our assets subject to contracts that are accounted for as operating leases primarily consist of our power plants subject to tolling contracts.
We also record lease levelization assets and liabilities for any difference between the timing of the contractual payments made related to our operating lease contracts and revenue recognized on a straight-line basis. These balances are included in current and long-term assets and liabilities on our Consolidated Balance Sheet.

Disclosures for periods prior to the adoption of Topic 842
Lessee
The following is a schedule by year of future minimum lease payments under operating and capital leases as of December 31, 2018 (in millions):

	Operating Leases(1)	Capital Leases(2)
2019	$50	$40
2020	19	40
2021	20	38
2022	18	33
2023	17	27
Thereafter	192	92
Total minimum lease payments	$316	270
Less: Amount representing interest		89
Present value of net minimum lease payments		$181
____________

(1)	During the years ended December 31, 2018 and 2017, expense for operating leases amounted to $53 million and $50 million, respectively.

(2)	Includes a failed sale-leaseback transaction related to our Pasadena Power Plant.
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
Acquisition of North American Power
On January 17, 2017, we, through an indirect, wholly-owned subsidiary, completed the purchase of 100% of the outstanding limited liability company membership interests in North American Power for approximately $105 million, excluding working capital and other adjustments. North American Power is a retail energy supplier for homes and small businesses and is primarily concentrated in the Northeast U.S. where Calpine has a substantial power generation presence and where Champion Energy has a substantial retail sales footprint that is enhanced by the addition of North American Power, which has been integrated into our Champion Energy retail platform. We funded the acquisition with cash on hand and the purchase price is allocated to the net assets of the business including intangible assets for the value of customer relationships and goodwill. The goodwill recorded associated with our acquisition of North American Power is deductible for tax purposes. The purchase price allocation was finalized during the fourth quarter of 2017 which did not result in any material adjustments. The pro forma incremental effect of North American Power on our results of operations for the year ended December 31, 2017 is not material.

Sale of Garrison Energy Center and RockGen Energy Center
On July 10, 2019, we, through our indirect, wholly owned subsidiaries Calpine Holdings, LLC and Calpine Northbrook Project Holdings, LLC, completed the sale of 100% of our ownership interests in Garrison Energy Center LLC (“Garrison”) and RockGen Energy LLC (“RockGen”) to Cobalt Power, L.L.C. for approximately $360 million, subject to certain immaterial working capital adjustments and the execution of financial commodity contracts. Upon closing, we recognized a liability of $52 million for the fair value of the financial commodity contracts on our Consolidated Balance Sheet, and the related proceeds are reflected within the financing section on our Consolidated Statement of Cash Flows. Garrison owns the Garrison Energy Center, a 309 MW natural gas-fired, combined-cycle power plant located in Dover, Delaware, and RockGen owns the RockGen Energy Center, a 503 MW natural gas-fired, simple-cycle power plant located in Christiana, Wisconsin. We used the sale proceeds, together with cash on hand, to fund a dividend of $400 million to our parent, CPN Management.
We recorded an immaterial gain on the sale during the third quarter of 2019 and an impairment loss of $55 million for the year ended December 31, 2019, to adjust the carrying value of the assets to reflect fair value less cost to sell.
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

6.	Property, Plant and Equipment, Net
As of December 31, 2019 and 2018, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	2019	2018	Depreciable Lives
Buildings, machinery and equipment	$16,510	$16,400	1.5 – 50 Years
Geothermal properties	1,553	1,501	13 – 58 Years
Other	291	286	3 – 50 Years
	18,354	18,187
Less: Accumulated depreciation	6,851	6,832
	11,503	11,355
Land	128	121
Construction in progress	332	966
Property, plant and equipment, net	$11,963	$12,442
Total depreciation expense, including amortization of finance lease assets, recorded for the years ended December 31, 2019, 2018 and 2017, was $627 million, $684 million and $638 million, respectively.
We have various debt instruments that are collateralized by our property, plant and equipment. See Note 8 for a discussion of such instruments.
Buildings, Machinery and Equipment
This component primarily includes power plants and related equipment. Included in buildings, machinery and equipment are assets under finance leases. See Note 4 for further information regarding these assets under finance leases.
Geothermal Properties
This component primarily includes power plants and related equipment associated with our Geysers Assets.
Other
This component primarily includes software and hardware as well as emission reduction credits that are power plant specific and not available to be sold.

Capitalized Interest
The total amount of interest capitalized was $12 million, $29 million and $26 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the year ended December 31, 2019. We have the following types of VIEs consolidated in our financial statements:
Subsidiaries with Project Debt — All of our subsidiaries with project debt not guaranteed by Calpine have PPAs that provide financial support and are thus considered VIEs. We retain ownership and absorb the full risk of loss and potential for reward once the project debt is paid in full. Actions by the lender to assume control of collateral can occur only under limited circumstances such as upon the occurrence of an event of default. See Note 8 for further information regarding our project debt and Note 2 for information regarding our restricted cash balances.
Subsidiaries with PPAs — Certain of our majority owned subsidiaries have PPAs that limit the risk and reward of our ownership and thus constitute a VIE.
VIE with a Purchase Option — OMEC had a ten-year tolling agreement with SDG&E which commenced on October 3, 2009 and expired on October 2, 2019. Under a ground lease agreement, OMEC held a put option to sell the Otay Mesa Energy Center for $280 million to SDG&E, pursuant to the terms and conditions of the agreement, which was exercisable until April 1, 2019 and SDG&E held a call option to purchase the Otay Mesa Energy Center for $377 million, which was exercisable through October 3, 2018. The call option held by SDG&E expired unexercised.
OMEC has executed a new 59-month Resource Adequacy (“RA”) contract with SDG&E. The RA contract received initial regulatory approval by the CPUC on February 21, 2019. This approval was subject to a 30 day appeal period from the date of the issuance of the CPUC decision. On March 27, 2019, an appeal of the CPUC decision was filed with the CPUC. Accordingly, on March 28, 2019, we provided notice of our exercise of the put option, which we subsequently rescinded by agreement following the CPUC’s denial of all appeals of the new RA contract on August 1, 2019. On October 3, 2019, the RA contract with SDG&E commenced. As a result, we retained the 608 MW Otay Mesa Energy Center, which plays an integral role in electric reliability in Southern California.
As the call and put options have terminated and the project debt has been fully repaid, we determined that OMEC no longer meets the definition of a VIE during the third quarter of 2019.
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

Noncontrolling Interest — At December 31, 2019, we owned a 75% interest in Russell City Energy Company, LLC, one of our VIEs, which was also 25% owned by a third party. On January 28, 2020, we completed the acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC for approximately $49 million. For the year ended December 31, 2019, we fully consolidated this entity in our Consolidated Financial Statements and accounted for the third party ownership interest as a noncontrolling interest.
VIE Disclosures
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 6,669 MW and 7,880 MW, at December 31, 2019 and 2018, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly-owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. On August 14, 2019, we repaid the OMEC project debt outstanding balance utilizing a portion of the proceeds from our 2026 First Lien Term Loans and cash on hand. See above for further discussion of OMEC. Other than amounts contractually required, we provided no additional material support to our VIEs in the form of cash and other contributions during each of the years ended December 31, 2019, 2018 and 2017.
U.S. GAAP requires separate disclosure on the face of our Consolidated Balance Sheets of the significant assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE and the significant liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. In determining which assets of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where Calpine Corporation is substantially limited or prohibited from access to assets (including cash and cash equivalents, restricted cash and property, plant and equipment), and where our VIEs have project financing that prohibits the VIE from providing guarantees on the debt of others. In determining which liabilities of our VIEs meet the separate disclosure criteria, we consider that this separate disclosure requirement is met where there are agreements that prohibit the debt holders of the VIEs from recourse to the general credit of Calpine Corporation.
Unconsolidated VIEs and Investments in Unconsolidated Subsidiaries
We have a 50% partnership interest in Greenfield LP which is also a VIE; however, we do not have the power to direct the most significant activities of this entity and therefore do not consolidate it. Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant located in Ontario, Canada. We and Mitsui & Co., Ltd. each hold a 50% interest in Greenfield LP. On November 20, 2019, we sold our 50% interest in Whitby, a limited partnership, which operates the Whitby facility, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Balance Sheets. At December 31, 2019 and 2018, our equity method investments included on our Consolidated Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of December 31, 2019	2019	2018
Greenfield LP(1)	50%	$66	$55
Whitby(2)	—%	—	15
Calpine Receivables	100%	4	6
Total investments in unconsolidated subsidiaries		$70	$76
____________

(1)	Includes our share of accumulated other comprehensive income/loss related to interest rate hedging instruments associated with our unconsolidated subsidiary Greenfield LP’s debt.

(2)	On November 20, 2019, we sold our 50% interest in Whitby to a third party and recorded a gain on sale of assets, net of approximately $5 million.
Our risk of loss related to our investment in Greenfield LP is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $48 million which consists of our notes receivable from Calpine Receivables at December 31, 2019, and our initial investment associated with Calpine Receivables. See Note 17 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Balance Sheets. At December 31, 2019 and 2018, Greenfield LP’s debt was approximately $299 million and $301 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $150 million and $151 million at December 31, 2019 and 2018, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the years ended December 31, 2019, 2018 and 2017, is recorded in (income) loss from unconsolidated subsidiaries. The following table sets forth details of our (income) loss from unconsolidated subsidiaries and distributions for the years indicated (in millions):

	(Income) loss from Unconsolidated Subsidiaries			Distributions
	2019	2018	2017	2019	2018	2017
Greenfield LP	$(13)	$(11)	$(14)	$—	$48	$8
Whitby(1)	(11)	(15)	(10)	26	5	20
Calpine Receivables	2	2	2	—	—	—
Total	$(22)	$(24)	$(22)	$26	$53	$28
____________

(1)	On November 20, 2019, we sold our 50% interest in Whitby to a third party.
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

8.	Debt
Our debt at December 31, 2019 and 2018, was as follows (in millions):

	2019	2018
Senior Unsecured Notes	$3,663	$3,036
First Lien Term Loans	3,167	2,976
First Lien Notes	2,835	2,400
Project financing, notes payable and other	879	1,264
CCFC Term Loan	967	974
Finance lease obligations	73	105
Revolving facilities	122	30
Subtotal	11,706	10,785
Less: Current maturities	1,268	637
Total long-term debt	$10,438	$10,148
Our debt agreements contain covenants which could permit lenders to accelerate the repayment of our debt by providing notice, the lapse of time, or both, if certain events of default remain uncured after any applicable grace period. We were in compliance with all of the covenants in our debt agreements at December 31, 2019. Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, increased to 5.8% for the year ended December 31, 2019 from 5.7% for the year ended December 31, 2018.
Annual Debt Maturities
Contractual annual principal repayments or maturities of debt instruments as of December 31, 2019, are as follows (in millions):

2020	$1,269
2021	347
2022	230
2023	198
2024	2,030
Thereafter	7,771
Subtotal	11,845
Less: Debt issuance costs	114
Less: Discount	25
Total debt	$11,706
Senior Unsecured Notes
Our Senior Unsecured Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2019	2018	2019	2018
2023 Senior Unsecured Notes(2)	$623	$1,227	5.7%	5.6%
2024 Senior Unsecured Notes	479	599	5.7	5.7
2025 Senior Unsecured Notes	1,174	1,210	5.8	6.0
2028 Senior Unsecured Notes(2)	1,387	—	5.3	—
Total Senior Unsecured Notes	$3,663	$3,036
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs.

(2)
On December 27, 2019, we used the proceeds from the issuance of our 2028 Senior Unsecured Notes (discussed below) to redeem approximately $613 million in aggregate principal amount of our 2023 Senior Unsecured Notes, plus accrued and unpaid interest. On January 21, 2020, we redeemed the remaining $623 million in aggregate principal amount of our 2023 Senior Unsecured Notes, which was included in debt, current portion on our Consolidated Balance Sheet at December 31, 2019, with the proceeds from the 2028 Senior Unsecured Notes, which was included in cash and cash equivalents on our Consolidated Balance Sheet at December 31, 2019. We recorded approximately $24 million in loss on extinguishment of debt which is comprised of approximately $18 million of prepayment premiums and approximately $6 million associated with the write-off of unamortized debt issuance costs during the fourth quarter of 2019 associated with the redemption.

During the year ended December 31, 2019, we repurchased $160 million in aggregate principal amount of our Senior Unsecured Notes for $158 million. In connection with the repurchases, we recorded approximately $2 million in gain on extinguishment of debt and recorded an immaterial amount in loss on extinguishment of debt associated with the write-off of debt issuance costs.
During the year ended December 31, 2018, we repurchased $390 million in aggregate principal of our Senior Unsecured Notes for $355 million. In connection with the repurchases, we recorded approximately $35 million in gain on extinguishment of debt and recorded approximately $3 million in loss on extinguishment of debt associated with the write-off of debt issuance costs.

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Principal Repurchased	Cash Paid	Gain (loss) on Extinguishment of Debt	Principal Repurchased	Cash Paid	Gain on Extinguishment of Debt
	(in million)

2023 Senior Unsecured Notes	$—	$—	$—	$14	$13	$1
2024 Senior Unsecured Notes	122	123	(1)	46	42	4
2025 Senior Unsecured Notes	38	35	3	330	300	30
Total	$160	$158	$2	$390	$355	$35
On December 27, 2019, we issued $1.4 billion in aggregate principal amount of 5.125% senior unsecured notes due 2028 in a private placement. The 2028 Senior Unsecured Notes bear interest at 5.125% per annum with interest payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2020. The 2028 Senior Unsecured Notes mature on March 15, 2028. We recorded approximately $13 million in debt issuance costs during the fourth quarter of 2019 in connection with the issuance of our 2028 Senior Unsecured Notes.
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
Our Senior Unsecured Notes are:

•	general unsecured obligations of Calpine;

•	rank equally in right of payment with all of Calpine’s existing and future senior indebtedness;

•	effectively subordinated to Calpine’s secured indebtedness to the extent of the value of the collateral securing such indebtedness;

•	structurally subordinated to any existing and future indebtedness and other liabilities of Calpine’s subsidiaries; and

•	senior in right of payment to any of Calpine’s subordinated indebtedness.

First Lien Term Loans
Our First Lien Term Loans are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2019	2018	2019	2018
2019 First Lien Term Loan	$—	$389	—%	4.9%
2023 First Lien Term Loans	—	1,059	—	5.4
2024 First Lien Term Loan(2)	1,514	1,528	5.3	5.0
2026 First Lien Term Loans	1,653	—	5.4	—
Total First Lien Term Loans	$3,167	$2,976
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.

(2)	Our 2024 First Lien Term Loan, which matures on January 15, 2024, carries substantially similar terms as our $950 million first lien senior secured term loan as discussed below.
On August 12, 2019, we entered into a $750 million first lien senior secured term loan which bears interest, at our option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Effective Rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar Rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the credit agreement), plus an applicable margin of 1.0%, or (ii) LIBOR plus 2.00% per annum, which reflects the lower rate resulting from the repricing on February 12, 2020, (with a 0% LIBOR floor) and matures on August 12, 2026. An aggregate amount equal to 0.25% of the aggregate principal amount is payable at the end of each quarter with the remaining balance payable on the maturity date. We paid an upfront fee of an amount equal to 0.50% of the aggregate principal amount, which is structured as original issue discount and recorded approximately $11 million in debt issuance costs during the third quarter of 2019 related to the issuance of our $750 million first lien senior secured term loan. The $750 million first lien senior secured term contains substantially similar covenants, qualifications, exceptions and limitations as our First Lien Term Loans and First Lien Notes. We used the proceeds, together with cash on hand, to repay the remaining 2023 First Lien Term Loans with a maturity date in May 2023 and to repay project debt associated with OMEC. We recorded approximately $12 million in loss on extinguishment of debt during the third quarter of 2019 associated with the repayment.
On April 5, 2019, we entered into a $950 million first lien senior secured term loan which bears interest, at our option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Effective Rate plus 0.50% per annum, (b) the Prime Rate or (c) the Eurodollar Rate for a one month interest period plus 1.0% (in each case, as such terms are defined in the credit agreement), plus an applicable margin of 1.25%, or (ii) LIBOR plus 2.25% per annum, which reflects the lower rate resulting from the repricing on December 20, 2019, (with a 0% LIBOR floor) and matures on April 5, 2026. An aggregate amount equal to 0.25% of the aggregate principal amount is payable at the end of each quarter with the remaining balance payable on the maturity date. We paid an upfront fee of an amount equal to 1.0% of the aggregate principal amount, which is structured as original issue discount and recorded approximately $7 million in debt issuance costs during the second quarter of 2019 related to the issuance of our $950 million first lien senior secured term loan. The $950 million first lien senior secured term loan contains substantially similar covenants, qualifications, exceptions and limitations as our First Lien Term Loans and First Lien Notes. We used the proceeds to repay our 2019 First Lien Term Loan and a portion of our 2023 First Lien Term Loans with a maturity date in January 2023 and recorded approximately $3 million in loss on extinguishment of debt during the second quarter of 2019 associated with the repayment.

First Lien Notes
Our First Lien Notes are summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2019	2018	2019	2018
2022 First Lien Notes(2)	$245	$743	6.4%	6.4%
2024 First Lien Notes(3)	184	486	6.1	6.1
2026 First Lien Notes	1,172	1,171	5.5	5.5
2028 First Lien Notes(2)(3)	1,234	—	4.7	—
Total First Lien Notes	$2,835	$2,400
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.

(2)
On December 20, 2019, we used the proceeds from the issuance of our 2028 First Lien Notes (discussed below) to redeem approximately $505 million in aggregate principal amount of our 2022 First Lien Notes, plus accrued and unpaid interest. On January 21, 2020, we redeemed the remaining $245 million in aggregate principal amount of our 2022 First Lien Notes, which was included in debt, current portion on our Consolidated Balance Sheet at December 31, 2019, with the proceeds from the 2028 First Lien Notes, which was included in cash and cash equivalents on our Consolidated Balance Sheet at December 31, 2019. We recorded approximately $6 million in loss on extinguishment of debt which is comprised of approximately $1 million of prepayment premiums and approximately $5 million associated with the write-off of unamortized discount and debt issuance costs during the fourth quarter of 2019 associated with the redemption.

(3)
On December 20, 2019, we used the proceeds from the issuance of our 2028 First Lien Notes (discussed below) to redeem approximately $306 million of the total aggregate debt amount of 2024 First Lien Notes, plus accrued and unpaid interest. On January 21, 2020, we redeemed the remaining $184 million in aggregate principal amount of our 2024 First Lien Notes, which was included in debt, current portion on our Consolidated Balance Sheet at December 31, 2019, with the proceeds from the 2028 First Lien Notes which was included in cash and cash equivalents on our Consolidated Balance Sheet at December 31, 2019. We recorded approximately $14 million in loss on extinguishment of debt which is comprised of approximately $11 million of prepayment premiums and approximately $3 million associated with the write-off of unamortized debt issuance costs during the fourth quarter of 2019 associated with the redemption.

On December 20, 2019, we issued $1.25 billion in aggregate principal amount of 4.50% senior secured notes due 2028 in a private placement. Our 2028 First Lien Notes bear interest at 4.50% payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. Our 2028 First Lien Notes mature on February 15, 2028 and contain substantially similar covenants, qualifications, exceptions and limitations as our First Lien Notes. We recorded approximately $16 million in debt issuance costs during the fourth quarter of 2019 related to the issuance of our 2028 First Lien Notes.
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
Subject to certain qualifications and exceptions, our First Lien Notes will, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional first lien indebtedness;

•	enter into certain types of commodity hedge agreements that can be secured by first lien collateral;

•	enter into sale and leaseback transactions;

•	create or incur liens; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries on a combined basis.
Project Financing, Notes Payable and Other
The components of our project financing, notes payable and other are (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2019	2018	2019	2018
Russell City due 2023	$272	$341	6.6%	6.5%
Steamboat due 2025	351	384	4.6	4.5
OMEC due 2024(2)	—	218	—	7.1
Los Esteros due 2023	135	163	5.2	4.7
Pasadena(3)	62	76	8.9	8.9
Bethpage Energy Center 3 due 2020-2025(4)	45	53	7.0	7.1
Other	14	29	—	—
Total	$879	$1,264
_____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.

(2)
On August 14, 2019, we repaid the project debt associated with OMEC from a portion of the proceeds received from the issuance of our 2026 First Lien Term Loans (as discussed above), together with cash on hand.

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
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through application of collateral. As a result of PG&E’s bankruptcy, we are currently unable to make distributions from our Russell City and Los Esteros projects in accordance with the terms of the project debt agreements associated with each related project. In July 2019, we executed forbearance agreements associated with the Russell City and Los Esteros project debt agreements, under which the lenders have agreed to forbear enforcement of their rights and remedies, including the ability to accelerate the repayment of borrowings outstanding, otherwise arising because PG&E did not assume our PPAs during the first 180 days of PG&E’s bankruptcy proceeding. The forbearance agreements are effective for rolling 90-day periods, so long as we continue to meet certain conditions, including that the PPAs have not been rejected and there are no other defaults under the project debt agreements or the forbearance agreements. We may be required to reclassify $304 million of Russell City and Los Esteros long-term project debt outstanding at December 31, 2019 to a current liability in a future period. We continue to monitor the bankruptcy proceedings and are assessing our options.

CCFC Term Loan
Our CCFC Term Loan is summarized in the table below (in millions, except for interest rates):

	Outstanding at December 31,		Weighted Average Effective Interest Rates(1)
	2019	2018	2019	2018
CCFC Term Loan	$967	$974	5.2%	4.9%
____________

(1)	Our weighted average interest rate calculation includes the amortization of debt issuance costs and debt discount.
On December 15, 2017, CCFC entered into a credit agreement providing for a first lien senior secured term loan facility for $1.0 billion. The CCFC Term Loan bears interest, at CCFC’s option, at either (i) the Base Rate, equal to the higher of (a) the Federal Funds Effective Rate plus 0.5% per annum, (b) the Prime Rate or (c) the Eurodollar Rate (as such terms are defined in the Credit Agreement) plus 1.0% per annum, plus an applicable margin of 1.0% per annum, or (ii) LIBOR plus 2.0% per annum, which reflects the lower rate resulting from the repricing on January 29, 2020. The CCFC Term Loan was offered to investors at an issue price equal to 99.875% of face value.
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

Finance Lease Obligations
See Note 4 for disclosures related to our finance lease obligations.
Corporate Revolving Facility and Other Letters of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at December 31, 2019 and 2018 (in millions):

	2019	2018
Corporate Revolving Facility	$604	$693
CDHI	3	251
Various project financing facilities	184	228
Other corporate facilities	294	193
Total	$1,085	$1,365
Corporate Revolving Facility
On April 5, 2019, we amended our Corporate Revolving Facility to increase the capacity by approximately $330 million from $1.69 billion to approximately $2.02 billion. On August 12, 2019, we amended our Corporate Revolving Facility to extend the maturity of $150 million in revolving commitments from June 27, 2020 to March 8, 2023, and to reduce the commitments outstanding by $20 million to approximately $2.0 billion. The entire Corporate Revolving Facility matures on March 8, 2023.
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
CDHI
We have a $300 million revolving facility related to CDHI which matures on October 2, 2021. Pursuant to the terms and conditions of the CDHI credit agreement, the capacity under the CDHI revolving facility was reduced to $125 million on June 28, 2019. The decrease in capacity did not have a material effect on our liquidity as alternative sources of liquidity are available to us. Our CDHI revolving facility is restricted to support certain obligations under PPAs and power transmission and natural gas transportation agreements as well as fund the construction of our Washington Parish Energy Center. Borrowings under the CDHI revolving facility were $122 million at December 31, 2019, and bear interest, at our option, at either a base rate or LIBOR rate.

Base rate borrowings shall be at the base rate, plus an applicable margin of 1.75% and LIBOR rate borrowings shall be at the LIBOR rate, plus an applicable margin of 2.75%.
Other corporate facilities
We have three unsecured letter of credit facilities with third party financial institutions totaling approximately $300 million. One of the facilities, with commitments totaling $150 million, matures partially in June 2020 and fully by December 2020. The other two facilities, with commitments totaling $50 million and approximately $100 million, mature in December 2023 and December 2021, respectively.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at December 31, 2019 and 2018 (in millions):

	2019		2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Unsecured Notes	$3,764	$3,663	$2,803	$3,036
First Lien Term Loans	3,238	3,167	2,877	2,976
First Lien Notes	2,929	2,835	2,299	2,400
Project financing, notes payable and other(1)	822	817	1,209	1,188
CCFC Term Loan	982	967	938	974
Revolving facilities	122	122	30	30
Total	$11,857	$11,571	$10,156	$10,604
____________

(1)	Excludes a lease that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
Our Senior Unsecured Notes, First Lien Term Loans, First Lien Notes and CCFC Term Loan are categorized as level 2 within the fair value hierarchy. Our revolving facilities and project financing, notes payable and other debt instruments are categorized as level 3 within the fair value hierarchy. We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$784	$—	$—	$784
Commodity instruments:
Commodity exchange traded derivatives contracts	872	—	—	872
Commodity forward contracts(2)	—	245	294	539
Interest rate hedging instruments	—	12	—	12
Effect of netting and allocation of collateral(3)(4)	(872)	(131)	(18)	(1,021)
Total assets	$784	$126	$276	$1,186
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	984	—	—	984
Commodity forward contracts(2)	—	285	123	408
Interest rate hedging instruments	—	31	—	31
Effect of netting and allocation of collateral(3)(4)	(984)	(133)	(18)	(1,135)
Total liabilities	$—	$183	$105	$288

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$168	$—	$—	$168
Commodity instruments:
Commodity exchange traded derivatives contracts	933	—	—	933
Commodity forward contracts(2)	—	338	212	550
Interest rate hedging instruments	—	40	—	40
Effect of netting and allocation of collateral(3)(4)	(933)	(262)	(26)	(1,221)
Total assets	$168	$116	$186	$470
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	932	—	—	932
Commodity forward contracts(2)	—	549	220	769
Interest rate hedging instruments	—	10	—	10
Effect of netting and allocation of collateral(3)(4)	(932)	(310)	(26)	(1,268)
Total liabilities	$—	$249	$194	$443
___________

(1)
As of December 31, 2019 and 2018, we had cash equivalents of $573 million and $23 million included in cash and cash equivalents and $211 million and $145 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $112 million, $2 million and nil, respectively, at December 31, 2019. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $(1) million, $48 million and nil, respectively, at December 31, 2018.

At December 31, 2019 and 2018, the derivative instruments classified as level 3 primarily included commodity contracts, which are classified as level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at December 31, 2019 and 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2019
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$158	Discounted cash flow	Market price (per MWh)	$4.85 — $184.15/MWh
Power Congestion Products	$17	Discounted cash flow	Market price (per MWh)	$(10.32)— $20.00/MWh
Natural Gas Contracts	$(20)	Discounted cash flow	Market price (per MMBtu)	$1.73 — $6.45/MMBtu

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2018
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$36	Discounted cash flow	Market price (per MWh)	$2.12 — $227.98/MWh
Power Congestion Products	$26	Discounted cash flow	Market price (per MWh)	$(11.71) — $11.88/MWh
Natural Gas Contracts	$(73)	Discounted cash flow	Market price (per MMBtu)	$0.75 — $8.87/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Balance, beginning of period	$(8)	$197	$416
Realized and mark-to-market gains (losses):
Included in net income (loss):
Included in operating revenues(1)	171	(88)	32
Included in fuel and purchased energy expense(2)	(21)	(45)	50
Change in collateral	—	—	(17)
Purchases, issuances and settlements:
Purchases	5	18	4
Issuances	(3)	(2)	(1)
Settlements	56	(86)	(179)
Transfers in and/or out of level 3(3):
Transfers into level 3(4)	1	—	(2)
Transfers out of level 3(5)	(30)	(2)	(106)
Balance, end of period	$171	$(8)	$197
Change in unrealized gains (losses) relating to instruments still held at end of period	$150	$(133)	$82
___________

(1)	For power contracts and other power-related products, included on our Consolidated Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no transfers into or out of level 1 during the years ended December 31, 2019, 2018 and 2017.

(4)	We had $1 million in gains, nil and $(2) million in losses transferred out of level 2 into level 3 for the years ended December 31, 2019, 2018 and 2017, respectively.

(5)
We had $30 million, $2 million and $104 million in gains transferred out of level 3 into level 2 during the years ended December 31, 2019, 2018 and 2017, respectively, due to changes in market liquidity in various power markets and $2 million in gains transferred out of level 3 during the years ended December 31, 2017, to other assets following the election of the normal purchase normal sales exemption and the discontinuance of derivative accounting treatment as of the date of this election for certain commodity contracts.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for the years ended December 31, 2019, 2018 and 2017.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of December 31, 2019, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 6 years.
As of December 31, 2019 and 2018, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows (in millions):

Derivative Instruments	Notional Amounts
	2019	2018	Unit of Measure
Power (MWh)	(184)	(161)	Million MWh
Natural gas (MMBtu)	1,063	1,045	Million MMBtu
Environmental credits (Tonnes)	26	13	Million Tonnes
Interest rate hedging instruments	$4.8	$4.5	Billion U.S. dollars
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of December 31, 2019, was $153 million for which we have posted collateral of $93 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that additional collateral of $3 million related to our derivative liabilities would be required and that no counterparty could request immediate, full settlement.
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

The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Balance Sheets by location and hedge type at December 31, 2019 and 2018 (in millions):

	December 31, 2019
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amount Presented on the Consolidated Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$727	$(727)	$—
Commodity forward contracts	262	(108)	154
Interest rate hedging instruments	2	—	2
Total current derivative assets(2)	$991	$(835)	$156
Commodity exchange traded derivatives contracts	145	(145)	—
Commodity forward contracts	277	(41)	236
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(2)	$432	$(186)	$246
Total derivative assets	$1,423	$(1,021)	$402

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(830)	$830	$—
Commodity forward contracts	(321)	109	(212)
Interest rate hedging instruments	(13)	—	(13)
Total current derivative (liabilities)(2)	$(1,164)	$939	$(225)
Commodity exchange traded derivatives contracts	(154)	154	—
Commodity forward contracts	(87)	42	(45)
Interest rate hedging instruments	(18)	—	(18)
Total long-term derivative (liabilities)(2)	$(259)	$196	$(63)
Total derivative liabilities	$(1,423)	$1,135	$(288)
Net derivative assets (liabilities)	$—	$114	$114

	December 31, 2018
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amount Presented on the Consolidated Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$820	$(820)	$—
Commodity forward contracts	341	(229)	112
Interest rate hedging instruments	30	—	30
Total current derivative assets(3)	$1,191	$(1,049)	$142
Commodity exchange traded derivatives contracts	113	(113)	—
Commodity forward contracts	209	(59)	150
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(3)	$332	$(172)	$160
Total derivative assets	$1,523	$(1,221)	$302

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(764)	$764	$—
Commodity forward contracts	(576)	277	(299)
Interest rate hedging instruments	(4)	—	(4)
Total current derivative (liabilities)(3)	$(1,344)	$1,041	$(303)
Commodity exchange traded derivatives contracts	(168)	168	—
Commodity forward contracts	(193)	59	(134)
Interest rate hedging instruments	(6)	—	(6)
Total long-term derivative (liabilities)(3)	$(367)	$227	$(140)
Total derivative liabilities	$(1,711)	$1,268	$(443)
Net derivative assets (liabilities)	$(188)	$47	$(141)
____________

(1)
At December 31, 2019 and 2018, we had $191 million and $244 million of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Balance Sheets primarily related to initial margin requirements.

(2)
At December 31, 2019, current and long-term derivative assets are shown net of collateral of $(4) million and $(4) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $108 million and $14 million, respectively.

(3)
At December 31, 2018, current and long-term derivative assets are shown net of collateral of $(58) million and $(8) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $49 million and $64 million, respectively.

	December 31, 2019		December 31, 2018
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$12	$29	$40	$10
Total derivatives designated as cash flow hedging instruments	$12	$29	$40	$10

Derivatives not designated as hedging instruments:
Commodity instruments	$390	$257	$262	$433
Interest rate hedging instruments	—	2	—	—
Total derivatives not designated as hedging instruments	$390	$259	$262	$433
Total derivatives	$402	$288	$302	$443
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Realized gain (loss)(1)(2)
Commodity derivative instruments	$256	$193	$7
Total realized gain	$256	$193	$7

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$278	$(208)	$(171)
Interest rate hedging instruments	(3)	3	2
Total mark-to-market gain (loss)	$275	$(205)	$(169)
Total activity, net	$531	$(12)	$(162)
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.

(3)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

	2019	2018	2017
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$816	$(369)	$(69)
Derivatives contracts included in fuel and purchased energy expense(2)(3)	(282)	354	(95)
Interest rate hedging instruments included in interest expense	(3)	3	2
Total activity, net	$531	$(12)	$(162)
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(3)(4)
	2019	2018	2017	2019	2018	2017	Affected Line Item on the Consolidated Statements of Operations
Interest rate hedging instruments(1)(2)	$(41)	$45	$21	$(1)	$(5)	$(43)	Interest expense
Interest rate hedging instruments(1)(2)	1	1	5	(1)	(1)	(5)	Depreciation expense
Total	$(40)	$46	$26	$(2)	$(6)	$(48)
____________

(1)
We recorded a gain of $1 million on hedge ineffectiveness related to our interest rate hedging instruments designated as cash flow hedges during the years ended December 31, 2018 and 2017. Upon the adoption of Accounting Standards Update 2017-12 on January 1, 2019, hedge ineffectiveness is no longer separately measured and recorded in earnings.

(2)
We recorded an income tax benefit of $2 million and income tax expense of $5 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively, in AOCI related to our cash flow hedging activities.

(3)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $72 million, $34 million and $72 million at December 31, 2019, 2018 and 2017, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were $3 million, $3 million and $6 million at December 31, 2019, 2018 and 2017, respectively.

(4)
Includes losses of $2 million, $1 million and nil that were reclassified from AOCI to interest expense for the years ended December 31, 2019, 2018 and 2017, respectively, where the hedged transactions became probable of not occurring.

We estimate that pre-tax net losses of $26 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of December 31, 2019 and 2018 (in millions):

	2019	2018
Margin deposits(1)	$432	$343
Natural gas and power prepayments	29	31
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$461	$374

Letters of credit issued	$906	$1,166
First priority liens under power and natural gas agreements	42	92
First priority liens under interest rate hedging instruments	31	10
Total letters of credit and first priority liens with our counterparties	$979	$1,268

Margin deposits posted with us by our counterparties(1)(3)	$127	$52
Letters of credit posted with us by our counterparties	25	27
Total margin deposits and letters of credit posted with us by our counterparties	$152	$79
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

(2)
At December 31, 2019 and 2018, $117 million and $79 million, respectively, were included in current and long-term derivative assets and liabilities, $336 million and $286 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $9 million, respectively, were included in other assets on our Consolidated Balance Sheets.

(3)
At December 31, 2019 and 2018, $3 million and $32 million, respectively, were included in current and long-term derivative assets and liabilities, $93 million and $20 million, respectively, were included in other current liabilities and $31 million and nil, respectively, were included in other long-term liabilities on our Consolidated Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

12.	Income Taxes
Tax Cuts and Jobs Act (the “Act”)
On December 22, 2017, the Act was signed into law resulting in significant changes from previous tax law. Some of the more meaningful provisions which affected us are:

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

Income Tax Expense (Benefit)
The jurisdictional components of income from continuing operations before income tax expense (benefit), attributable to Calpine, for the years ended December 31, 2019, 2018 and 2017, are as follows (in millions):

	2019	2018	2017
U.S.	$836	$47	$(358)
International	32	27	27
Total	$868	$74	$(331)
The components of income tax expense from continuing operations for the years ended December 31, 2019, 2018 and 2017, consisted of the following (in millions):

	2019	2018	2017
Current:
Federal	$(2)	$—	$(10)
State	2	20	18
Foreign	3	(3)	(14)
Total current	3	17	(6)
Deferred:
Federal	66	(1)	5
State	28	(6)	6
Foreign	1	54	3
Total deferred	95	47	14
Total income tax expense	$98	$64	$8
For the years ended December 31, 2019, 2018 and 2017, our income tax rates did not bear a customary relationship to statutory income tax rates, primarily as a result of the effect of our NOLs, valuation allowances and state income taxes. A reconciliation of the federal statutory rate of 21% and, prior to 2018, 35% to our effective rate from continuing operations for the years ended December 31, 2019, 2018 and 2017, is as follows:

	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State tax expense, net of federal benefit	2.8	17.0	(6.0)
Change in tax rate of net deferred tax asset	—	—	(168.8)
Valuation allowances offsetting tax rate change	—	—	168.8
Valuation allowances against future tax benefits	(11.2)	(31.7)	(33.0)
Valuation allowance related to foreign taxes	—	(138.3)	0.5
Decrease in foreign NOL due to change in ownership	—	202.3	—
Distributions from foreign affiliates and foreign taxes	0.2	6.6	(2.0)
Change in unrecognized tax benefits	—	(8.0)	5.1
Disallowed compensation	—	7.7	(0.6)
Stock-based compensation	—	(1.5)	(0.9)
Equity earnings	0.1	1.4	(0.8)
Merger Related Fees/Expenses	—	12.7	—
Depletion in excess of basis	(0.3)	(4.0)	—
Other differences	(1.3)	1.3	0.3
Effective income tax rate	11.3%	86.5%	(2.4)%

Deferred Tax Assets and Liabilities
The components of deferred income taxes as of December 31, 2019 and 2018, are as follows (in millions):

	2019	2018
Deferred tax assets:
NOL and credit carryforwards	$1,731	$1,595
Taxes related to risk management activities and derivatives	18	7
Reorganization items and impairments	73	166
Other differences	62	101
Deferred tax assets before valuation allowance	1,884	1,869
Valuation allowance	(873)	(1,000)
Total deferred tax assets	1,011	869
Deferred tax liabilities:
Property, plant and equipment	(1,125)	(890)
Total deferred tax liabilities	(1,125)	(890)
Net deferred tax asset (liability)	(114)	(21)
Less: Non-current deferred tax liability	(116)	(22)
Deferred income tax asset, non-current	$2	$1
Intraperiod Tax Allocation — In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense (benefit) to continuing operations due to current OCI gains (losses) with an offsetting amount recognized in OCI. The intraperiod tax allocation included in continuing operations is nil, $1 million and $6 million for the years ended December 31, 2019, 2018 and 2017.
NOL Carryforwards — As of December 31, 2019, our NOL carryforwards consisted primarily of federal NOL carryforwards of approximately $7.1 billion, of which the majority expire between 2024 and 2037, and NOL carryforwards in 25 states and the District of Columbia totaling approximately $3.2 billion, which expire between 2020 and 2039. A substantial portion of our federal and state NOLs are offset with a valuation allowance. Certain of the state NOL carryforwards may be subject to limitations on their annual usage. As a result of the ownership change associated with the Merger, our ability to utilize the NOL carryforwards are subject to limitations. Additionally, our state NOLs available to offset future state income could materially decrease which would be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, the ownership change is not expected to have a material adverse effect on our Consolidated Financial Statements.
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
As of December 31, 2019, we have provided a valuation allowance of approximately $873 million on certain federal and state tax jurisdiction deferred tax assets to reduce the amount of these assets to the extent necessary to result in an amount that is more likely than not to be realized. The net change in our valuation allowance was a decrease of $127 million for the year ended December 31, 2019.

Limitation on Deductions of Net Business Interest Expense — On November 26, 2018, the U.S. Treasury Department released proposed regulations which would limit the current deductibility of net business interest expense. The proposed regulations would be applicable for taxable years ending after the date on which the regulations become final. Companies have the discretion to apply the proposed regulations, but must apply all such provisions of the proposed regulations on a consistent basis. As of December 31, 2019, we have not elected to apply the proposed regulations for the 2018 or 2019 tax years and we do not expect the application of the final regulations will have a material effect on our Consolidated Financial Statements.
Unrecognized Tax Benefits
At December 31, 2019, we had unrecognized tax benefits of $29 million. If recognized, $17 million of our unrecognized tax benefits could affect the annual effective tax rate and $12 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect to our effective tax rate. We had accrued interest and penalties of $3 million and $2 million for income tax matters at December 31, 2019 and 2018, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and recorded $1 million, $(2) million and $(8) million for the years ended December 31, 2019, 2018 and 2017, respectively.
A reconciliation of the beginning and ending amounts of our unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, is as follows (in millions):

	2019	2018	2017
Balance, beginning of period	$(28)	$(38)	$(59)
Increases related to prior year tax positions	—	(7)	—
Decreases related to prior year tax positions	—	17	11
Increases related to current year tax positions	(1)	—	(2)
Decreases related to change in tax rate of net deferred tax asset	—	—	12
Balance, end of period	$(29)	$(28)	$(38)

13.	Stock-Based Compensation
Calpine Equity Incentive Plans
Prior to the effective date of the Merger on March 8, 2018, the Calpine Equity Incentive Plans provided for the issuance of equity awards to all non-union employees as well as the non-employee members of our Board of Directors. Subsequent to the merger, we do not issue share-based awards.
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

The amount of cash transferred to repurchase the share-based awards associated with our equity classified share-based awards totaled $79 million and was recorded to additional paid-in capital on our Consolidated Balance Sheet for the year ended December 31, 2018. The amount of unrecognized compensation related to our equity classified share-based awards that we recognized in connection with the shortened service period associated with the completion of the Merger was $35 million for the year ended December 31, 2018, which did not include any incremental compensation cost as the amount paid did not exceed the fair value of the equity classified share-based awards at the effective time of the Merger. The total stock-based compensation expense for our equity classified share-based awards was $41 million and $36 million for the years ended December 31, 2018 and 2017, respectively.
The amount of cash transferred to repurchase the share-based awards associated with our liability classified share-based awards totaled $25 million and was recorded to the associated liability in other long-term liabilities on our Consolidated Balance Sheet for the year ended December 31, 2018. The amount of unrecognized compensation related to our liability classified share-

based awards that we recognized in connection with the shortened implied service period associated with the completion of the Merger was $16 million for the year ended December 31, 2018. The total stock-based compensation expense for our liability classified share-based awards was $16 million and $6 million for the years ended December 31, 2018 and 2017, respectively.
The total intrinsic value of our employee stock options exercised was $11 million and nil for the years ended December 31, 2018 and 2017, respectively. The total cash proceeds received from our employee stock options exercised was nil for each of the years ended December 31, 2018 and 2017, respectively.
The total fair value of our restricted stock and restricted stock units that vested during the years ended December 31, 2018 and 2017 was approximately $88 million and $23 million, respectively.

14.	Defined Contribution and Defined Benefit Plans
We maintain two defined contribution savings plans that are intended to be tax exempt under Sections 401(a) and 501(a) of the IRC. Our non-union plan generally covers employees who are not covered by a collective bargaining agreement, and our union plan covers employees who are covered by a collective bargaining agreement. In 2018, we added an enhanced feature to our defined contribution plan for non-union employees consisting of a non-elective contribution for certain eligible employees who are active employees as of December 31st. We recorded expenses for these plans of approximately $20 million, $20 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively. Employer matching contributions are 100% of the first 5% of compensation a participant defers for the non-union plan. The employee deferral limit is 75% of eligible compensation under both plans.
We also maintain defined benefit pension plans whereby retirement benefits are primarily a function of age attained, years of participation, years of service, vesting and level of compensation. Only approximately 4% of our employees are eligible to participate in a defined benefit pension plan. As of December 31, 2019 and 2018, there were approximately $26 million and $19 million in plan assets and approximately $33 million and $27 million in pension liabilities, respectively. Our net pension liability recorded on our Consolidated Balance Sheets as of December 31, 2019 and 2018, was approximately $7 million and $8 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we recognized net periodic benefit costs of approximately $1 million, $1 million and $1 million, respectively. Our net periodic benefit cost is included in operating and maintenance expense on our Consolidated Statements of Operations. As of December 31, 2019 and 2018, the total amount recognized in AOCI for actuarial losses related to pension obligation was approximately $6 million and $4 million, respectively.
In making our estimates of our pension obligation and related costs, we utilize discount rates, rates of compensation increases and rates of return on our assets that we believe are reasonable. Due to the relatively small size of our pension liability (which is not considered material), significant changes in these assumptions would not have a material effect on our pension liability. During 2019 and 2018, we made contributions of approximately $4 million and $1 million, respectively, and estimated contributions to the pension plan are expected to be approximately nil in 2020. Estimated future benefit payments to participants in each of the next five years are expected to be approximately $1 million in each year.

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
Common Stock
Our authorized common stock consists of 5,000 shares of Calpine Corporation common stock as of December 31, 2019 and 2018. Common stock issued as of December 31, 2019 and 2018, was 105.2 shares, at a par value of $0.001 per share. Common stock outstanding as of December 31, 2019 and 2018, was 105.2 shares. The table below summarizes our common stock activity for the years ended December 31, 2019, 2018 and 2017.

	Shares Issued	Shares Held in Treasury	Shares Outstanding
Balance, December 31, 2016	359,627,113	(565,349)	359,061,764
Shares issued under Calpine Equity Incentive Plans	2,050,778	(596,451)	1,454,327
Balance, December 31, 2017	361,677,891	(1,161,800)	360,516,091
Shares issued under Calpine Equity Incentive Plans	355,805	(477,711)	(121,906)
Cancellation of Calpine Corporation common stock in accordance with the Merger Agreement	(362,033,696)	1,639,511	(360,394,185)
Conversion of Merger Sub common stock to Calpine Corporation common stock in accordance with the Merger Agreement	105.2	—	105.2
Balance, December 31, 2018	105.2	—	105.2
Shares issued under Calpine Equity Incentive Plans	—	—	—
Balance, December 31, 2019	105.2	—	105.2

16.	Commitments and Contingencies
Long-Term Service Agreements
As of December 31, 2019, the total estimated commitments for LTSAs associated with turbines were approximately $217 million. These commitments are payable over the remaining terms of the respective agreements, which range from 1 to 20 years. LTSA future commitment estimates are based on the stated payment terms in the contracts at the time of execution. Certain of these agreements have terms that allow us to cancel the contracts for a fee. If we cancel such contracts, the estimated commitments remaining for LTSAs would be reduced.

Production Royalties
We are obligated under numerous geothermal contracts and right-of-way, easement and surface agreements. The geothermal contracts generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates or adjusted based on consumer price index changes and are not material. Under the terms of most geothermal contracts, the royalties accrue as a percentage of power revenues. Certain properties also have net profits and overriding royalty interests that are in addition to the land base contract royalties. Some contracts contain clauses providing for minimum payments if production temporarily ceases or if production falls below a specified level. Production royalties for geothermal power plants for the years ended December 31, 2019, 2018 and 2017, were $24 million, $26 million and $25 million, respectively.
Commodity Purchases
We enter into commodity purchase contracts of various terms with third parties to supply fuel to our natural gas-fired power plants and power to our retail customers. The majority of our purchases are made in the spot market or under index-priced contracts. These contracts are accounted for as executory contracts and therefore not recognized as liabilities on our Consolidated Balance Sheet. At December 31, 2019, we had future commitments for the purchase, transportation, or storage of commodities as detailed below (in millions):

2020	$402
2021	178
2022	121
2023	98
2024	41
Thereafter	103
Total	$943
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
At December 31, 2019, guarantees of subsidiary debt, standby letters of credit and surety bonds to third parties and the guarantee under our Account Receivable Sales Program and their respective expiration dates were as follows (in millions):

Guarantee Commitments	2020	2021	2022	2023	2024	Thereafter	Total
Guarantee of subsidiary obligations(1)	$30	$29	$24	$14	$13	$39	$149
Standby letters of credit(2)(3)(4)	1,015	32	—	38	—	—	1,085
Surety bonds(4)(5)(6)	10	7	—	—	—	94	111
Guarantee under Accounts Receivable Sales Program(7)	222	—	—	—	—	—	222
Total	$1,277	$68	$24	$52	$13	$133	$1,567
____________

(1)	Represents Calpine Corporation guarantees of certain power plant leases and related interest. All guaranteed finance leases are recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above represent those disclosed in Note 8.

(3)
Letters of credit are renewed annually and as such all amounts are reflected in the year of letter of credit expiration. The related commercial obligations extend for multiple years, therefore, renewal of the letter of credit will likely follow the term of the associated commercial obligation.

(4)	These are contingent off balance sheet obligations.

(5)	The majority of surety bonds do not have expiration or cancellation dates.

(6)	As of December 31, 2019, no cash collateral is outstanding related to these bonds.

(7)	Calpine has guaranteed the performance of Calpine Solutions under the Accounts Receivable Sales Program. The Accounts Receivable Sales Program expires on November 27, 2020.
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
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of December 31, 2019, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations.
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
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below:
Accounts Receivable Sales Program
On December 1, 2016, in conjunction with our acquisition of Calpine Solutions, we entered into the Accounts Receivable Sales Program which allows us to sell, at a discount, up to $250 million in certain trade accounts receivable, arising from the sale of power and natural gas, from Calpine Solutions to Calpine Receivables which in turn sells 100% of the receivables to an unaffiliated financial institution, subject to certain contractual limitations. The Accounts Receivable Sales Program expires on November 27, 2020. Calpine Solutions services the receivables sold in exchange for a servicing fee which was not material for the years ended December 31, 2019, 2018 and 2017. We are not the primary beneficiary of Calpine Receivables and, accordingly, do not consolidate this entity in our Consolidated Financial Statements. See Note 7 for a further discussion of our unconsolidated VIEs. Any portion of the purchase price for the sold receivables which is not paid in cash is recorded as a note receivable. The note receivable is recorded at fair value and does not materially differ from the carrying value of the trade accounts receivable held prior to sale due to the short-term nature of the receivables and high credit quality of the retail customers involved. Receivables sold under the Accounts Receivable Sales Program are accounted for as sales and excluded from accounts receivable on our Consolidated Balance Sheets and reflected as cash provided by operating activities on our Consolidated Statements of Cash Flows. Calpine has guaranteed the performance of Calpine Solutions under the Accounts Receivable Sales Program. See Note 16 for a further description of our guarantees.
Under the Accounts Receivable Sales Program, at December 31, 2019 and 2018, we had $222 million and $238 million, respectively, in trade accounts receivable outstanding that were sold under the Accounts Receivable Sales Program and $38 million and $34 million, respectively, in notes receivable which was recorded on our Consolidated Balance Sheets. We sold an aggregate of approximately $2.3 billion, $2.4 billion and $2.2 billion in trade accounts receivable and recorded proceeds of approximately $2.3 billion, $2.3 billion and $2.2 billion during the years ended December 31, 2019, 2018 and 2017, respectively. Any losses incurred on the sale of trade accounts receivable are recorded in other (income) expense, net on our Consolidated Statements of Operations which were not material during the years ended December 31, 2019, 2018 and 2017.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which obtained an ownership interest in Calpine through the Merger also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. The terms of the PPA with Lyondell were negotiated prior to the Merger closing. During the year ended December 31, 2019 and 2018, we recorded $70 million and $76 million in operating revenues, respectively, and $14 million and $12 million in operating expenses, respectively, associated with Lyondell. At December 31, 2019 and 2018, the related party receivables and payables associated with this contract were immaterial.
Other — Following the Merger, we have identified other related party contracts for the sale of power, capacity, steam and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. We have also entered into a long-term land lease agreement with a related party. As of December 31, 2019 and 2018, the related party revenues, expenses, receivables and payables associated with these transactions were immaterial.

18.	Segment and Significant Customer Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At December 31, 2019, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments.

Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show our financial data for our segments (including a reconciliation of our Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions).

	Year Ended December 31, 2019
	Wholesale
	West	Texas	East	Retail	Consolidation and Elimination	Total
Total operating revenues(1)	$2,743	$3,081	$2,164	$4,093	$(2,009)	$10,072

Commodity Margin	$1,151	$857	$924	$382	$—	$3,314
Add: Mark-to-market commodity activity, net and other(2)	219	154	46	(131)	(34)	254
Less:
Operating and maintenance expense	340	269	278	148	(34)	1,001
Depreciation and amortization expense	254	196	191	53	—	694
General and other administrative expense	35	53	45	17	—	150
Other operating expenses	31	6	42	—	—	79
Impairment losses	—	13	71	—	—	84
(Gain) on sale of assets, net	(4)	—	(6)	—	—	(10)
(Income) from unconsolidated subsidiaries	—	—	(24)	2	—	(22)
Income from operations	714	474	373	31	—	1,592
Interest expense						609
(Gain) loss on extinguishment of debt and other (income) expense, net						95
Income before income taxes						$888

	Year Ended December 31, 2018
	Wholesale
	West	Texas	East	Retail	Consolidation and Elimination	Total
Total operating revenues(1)	$1,988	$2,860	$1,987	$3,976	$(1,299)	$9,512

Commodity Margin	$1,060	$646	$970	$357	$—	$3,033
Add: Mark-to-market commodity activity, net and other(2)	(165)	(197)	40	84	(32)	(270)
Less:
Operating and maintenance expense	348	272	269	163	(32)	1,020
Depreciation and amortization expense	269	237	180	53	—	739
General and other administrative expense	40	61	38	19	—	158
Other operating expenses	42	24	32	—	—	98
Impairment losses	—	—	10	—	—	10
(Income) from unconsolidated subsidiaries	—	—	(26)	2	—	(24)
Income (loss) from operations	196	(145)	507	204	—	762
Interest expense						617
(Gain) loss on extinguishment of debt and other (income) expense, net						53
Income before income taxes						$92

	Year Ended December 31, 2017
	Wholesale
	West	Texas	East	Retail	Consolidation and Elimination	Total
Total operating revenues(1)	$1,881	$2,342	$1,658	$3,797	$(926)	$8,752

Commodity Margin	$970	$552	$790	$396	$—	$2,708
Add: Mark-to-market commodity activity, net and other(2)	(19)	(174)	(62)	(10)	(29)	(294)
Less:
Operating and maintenance expense	361	308	302	138	(29)	1,080
Depreciation and amortization expense	240	208	201	75	—	724
General and other administrative expense	45	66	27	17	—	155
Other operating expenses	38	14	33	—	—	85
Impairment losses	28	13	—	—	—	41
(Gain) on sale of assets, net	—	—	(27)	—	—	(27)
(Income) from unconsolidated subsidiaries	—	—	(24)	2	—	(22)
Income (loss) from operations	239	(231)	216	154	—	378
Interest expense						621
Debt modification and extinguishment costs and other (income) expense, net						70
Loss before income taxes						$(313)
__________

(1)
Includes intersegment revenues of $530 million, $488 million and $324 million in the West, $946 million, $573 million and $361 million in Texas, $522 million, $234 million and $237 million in the East and $11 million, $4 million, $4 million in Retail for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
Includes $1 million, nil and $(8) million of lease levelization and $78 million, $104 million and $178 million of amortization expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Significant Customers
For the years ended December 31, 2019, 2018 and 2017, we had no significant customer that individually accounted for more than 10% of our annual consolidated revenues.

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

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in millions)
2019
Operating revenues	$2,082	$2,792	$2,599	$2,599
Income from operations	$108	$682	$444	$358
Net income (loss) attributable to Calpine	$(156)	$485	$266	$175

2018
Operating revenues	$2,354	$2,890	$2,259	$2,009
Income (loss) from operations	$105	$568	$417	$(328)
Net income (loss) attributable to Calpine	$(16)	$272	$352	$(598)

CALPINE CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Deductions(1)	Balance at End of Year
	(in millions)
Year Ended December 31, 2019
Allowance for doubtful accounts	$9	$6	$(1)	$(5)	$9
Deferred tax asset valuation allowance	1,000	(127)	—	—	873
Year Ended December 31, 2018
Allowance for doubtful accounts	$9	$5	$1	$(6)	$9
Deferred tax asset valuation allowance	1,168	(168)	—	—	1,000
Year Ended December 31, 2017
Allowance for doubtful accounts	$6	$4	$2	$(3)	$9
Deferred tax asset valuation allowance	1,581	(413)	—	—	1,168
____________
(1)    Represents write-offs of accounts considered to be uncollectible and previously reserved.