Form 10-Q
period 2020-03-31
CALPINE CORP
filed 2020-05-13
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.2 shares of common stock, par value $0.001, were outstanding as of May 12, 2020, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

i

DEFINITIONS
As used in this report for the quarter ended March 31, 2020 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ABBREVIATION	DEFINITION

2019 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020

2022 First Lien Notes	The $750 million aggregate principal amount of 6.0% senior secured notes due 2022, issued October 31, 2013, repaid on December 20, 2019 and January 21, 2020

2023 Senior Unsecured Notes	The $1.25 billion aggregate principal amount of 5.375% senior unsecured notes due 2023, issued July 22, 2014, repaid on December 27, 2019 and January 21, 2020

2024 First Lien Notes	The $490 million aggregate principal amount of 5.875% senior secured notes due 2024, issued October 31, 2013, repaid on December 20, 2019 and January 21, 2020

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

Champion Energy
Champion Energy Marketing, LLC, an indirect, wholly owned subsidiary of Calpine, which owns a retail electric provider that serves residential, governmental, commercial and industrial customers in deregulated electricity markets in 13 states and the District of Columbia, including presence in Texas, the mid-Atlantic and Northeast

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

CPUC	California Public Utilities Commission

ERCOT	Electric Reliability Council of Texas which is an entity that manages the flow of electric power to Texas customers representing approximately 90 percent of the state's electric load

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2024 First Lien Notes, the 2026 First Lien Notes and the 2028 First Lien Notes

First Lien Term Loans	Collectively, the 2024 First Lien Term Loan and the 2026 First Lien Term Loans

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

Greenfield LP
Greenfield Energy Centre LP, a 50% partnership interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,038 MW natural gas-fired, combined-cycle power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

IRS	U.S. Internal Revenue Service

ISO(s)	Independent System Operator(s), which is an entity that coordinates, controls and monitors the operation of an electric power system

ISO-NE	ISO New England Inc., an independent nonprofit RTO serving states in the New England area, including Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont

KWh	Kilowatt hour(s), a measure of power produced, purchased or sold

LIBOR	London Inter-Bank Offered Rate

Lyondell	LyondellBasell Industries N.V.

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced, purchased or sold

NOL(s)	Net operating loss(es)

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

ABBREVIATION	DEFINITION
OTC	Over-the-Counter

PG&E	Pacific Gas and Electric Company

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

RMR Contract(s)	Reliability Must Run contract(s)

RTO(s)	Regional Transmission Organization(s), which is an entity that coordinates, controls and monitors the operation of an electric power system and administers the transmission grid on a regional basis

SEC	U.S. Securities and Exchange Commission

Securities Act	U.S. Securities Act of 1933, as amended

Senior Unsecured Notes	Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes, the 2025 Senior Unsecured Notes and the 2028 Senior Unsecured Notes

Spark Spread(s)	The difference between the sales price of power per MWh and the cost of natural gas to produce it

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

Whitby
Whitby Cogeneration Limited Partnership, a 50% partnership interest, which we sold on November 20, 2019, between certain of our subsidiaries and a third party, which operates Whitby, a 50 MW natural gas-fired, simple-cycle cogeneration power plant located in Ontario, Canada

v

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Report, including without limitation, the “Management’s Discussion and Analysis” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. We believe that the forward-looking statements are based upon reasonable assumptions and expectations. However, you are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

•	Public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic and its impact on our business, suppliers, customers, employees and supply chains;

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

•	Other risks identified in this Report, in our 2019 Form 10-K and in other reports filed by us with the SEC.

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

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating revenues:
Commodity revenue	$1,943	$2,538
Mark-to-market gain	345	56
Other revenue	4	5
Operating revenues	2,292	2,599
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,347	1,758
Mark-to-market loss	144	10
Fuel and purchased energy expense	1,491	1,768
Operating and maintenance expense	240	239
Depreciation and amortization expense	164	174
General and other administrative expense	31	32
Other operating expenses	17	34
Total operating expenses	1,943	2,247
(Income) from unconsolidated subsidiaries	—	(6)
Income from operations	349	358
Interest expense	169	149
Gain on extinguishment of debt	—	(4)
Other (income) expense, net	4	23
Income before income taxes	176	190
Income tax expense	46	10
Net income	130	180
Net income attributable to the noncontrolling interest	(2)	(5)
Net income attributable to Calpine	$128	$175

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income	$130	$180
Cash flow hedging activities:
Loss on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	(110)	(23)
Reclassification adjustment for (gain) loss on cash flow hedges realized in net income	6	(2)
Foreign currency translation gain (loss)	(7)	2
Income tax benefit	3	—
Other comprehensive loss	(108)	(23)
Comprehensive income	22	157
Comprehensive (income) attributable to the noncontrolling interest	(2)	(5)
Comprehensive income attributable to Calpine	$20	$152

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2020	2019
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$531	$1,131
Accounts receivable, net of allowance of $9 and $9	598	757
Inventories	543	543
Margin deposits and other prepaid expense	337	367
Restricted cash, current	260	299
Derivative assets, current	226	156
Other current assets	44	49
Total current assets	2,539	3,302
Property, plant and equipment, net	11,959	11,963
Restricted cash, net of current portion	46	46
Investments in unconsolidated subsidiaries	63	70
Long-term derivative assets	263	246
Goodwill	242	242
Intangible assets, net	323	340
Other assets	438	440
Total assets	$15,873	$16,649
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$584	$714
Accrued interest payable	102	61
Debt, current portion	217	1,268
Derivative liabilities, current	194	225
Other current liabilities	503	657
Total current liabilities	1,600	2,925
Debt, net of current portion	10,836	10,438
Long-term derivative liabilities	184	63
Other long-term liabilities	622	565
Total liabilities	13,242	13,991

Commitments and contingencies (see Note 9)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 5,000 shares, 105.2 shares issued and outstanding	—	—
Additional paid-in capital	9,651	9,584
Accumulated deficit	(6,795)	(6,923)
Accumulated other comprehensive loss	(225)	(114)
Total Calpine stockholder’s equity	2,631	2,547
Noncontrolling interest	—	111
Total stockholder’s equity	2,631	2,658
Total liabilities and stockholder’s equity	$15,873	$16,649

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(in millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2019	$—	$9,584	$(6,923)	$(114)	$111	$2,658
Net income	—	—	128	—	2	130
Other comprehensive loss	—	—	—	(108)	—	(108)
Acquisition of noncontrolling interest (Note 3)	—	67	—	(3)	(113)	(49)
Balance, March 31, 2020	$—	$9,651	$(6,795)	$(225)	$—	$2,631

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2018	$—	$9,582	$(6,542)	$(77)	$93	$3,056
Net income	—	—	175	—	5	180
Other comprehensive income	—	—	—	(23)	—	(23)
Other	—	2	—	—	(2)	—
Balance, March 31, 2019	$—	$9,584	$(6,367)	$(100)	$96	$3,213

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$130	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	184	199
Gain on extinguishment of debt	—	(4)
Deferred income taxes	44	7
Mark-to-market activity, net	(177)	(45)
(Income) from unconsolidated subsidiaries	—	(6)
Return on investments from unconsolidated subsidiaries	—	11
Other	4	19
Change in operating assets and liabilities:
Accounts receivable	158	228
Accounts payable	(139)	(229)
Margin deposits and other prepaid expense	30	(65)
Other assets and liabilities, net	(97)	27
Derivative instruments, net	76	(81)
Net cash provided by operating activities	213	241
Cash flows from investing activities:
Purchases of property, plant and equipment	(135)	(143)
Other	9	(9)
Net cash used in investing activities	(126)	(152)
Cash flows from financing activities:
Repayment of CCFC Term Loan and First Lien Term Loans	(11)	(10)
Repayments of First Lien Notes	(429)	—
Repayments of Senior Unsecured Notes	(623)	(44)
Borrowings under revolving facilities	450	170
Repayments of revolving facilities	—	(50)
Repayments of project financing, notes payable and other	(45)	(43)
Financing costs	(17)	—
Acquisition of noncontrolling interest(2) (Note 3)	(49)	—
Other	(2)	—
Net cash provided by (used in) financing activities	(726)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	(639)	112
Cash, cash equivalents and restricted cash, beginning of period	1,476	406
Cash, cash equivalents and restricted cash, end of period(3)	$837	$518

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$89	$115
Income taxes	$1	$—

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable and other current liabilities	$16	$13
Plant tax settlement offset in prepaid assets	$—	$(4)
Asset retirement obligation adjustment offset in operating activities	$—	$(13)
Garrison Energy Center and RockGen Energy Center property, plant and equipment, net, classified as current assets held for sale	$—	$(363)
Garrison Energy Center capital lease liability classified as current liabilities held for sale	$—	$22
____________

(1)
Includes amortization recorded in Commodity revenue and Commodity expense associated with intangible assets and amortization recorded in interest expense associated with debt issuance costs and discounts.

(2)	On January 28, 2020, we completed the acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC for approximately $49 million.

(3)	Our cash and cash equivalents, restricted cash, current and restricted cash, net of current portion are stated as separate line items on our Consolidated Condensed Balance Sheets.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
We are one of the largest power generators in the U.S. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale and retail power markets in California, Texas, and the Northeast and mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our wholesale customers, which include utilities, independent electric system operators and industrial companies, retail power providers, municipalities, CCAs and other governmental entities and power marketers. Additionally, through our retail brands, we market retail energy and related products to commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power and related products for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2019, included in our 2019 Form 10-K. The results for interim periods are not indicative of the results for the entire year primarily due to acquisitions and disposals of assets, seasonal fluctuations in our revenues and expenses, timing of major maintenance expense, variations resulting from the application of the method to calculate the provision for income tax for interim periods, volatility of commodity prices and mark-to-market gains and losses from commodity and interest rate derivative contracts.
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

The table below represents the components of our restricted cash as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020			December 31, 2019
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$53	$7	$60	$58	$8	$66
Construction/major maintenance	37	6	43	28	6	34
Security/project/insurance	166	31	197	209	31	240
Other	4	2	6	4	1	5
Total	$260	$46	$306	$299	$46	$345
Accounts Receivable — Accounts receivable represents amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest as the balances are short term in nature. On January 1, 2020, we adopted the provisions of Accounting Standards Update 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). We use a variety of information to determine our allowance for expected credit losses based on multiple factors including the length of time receivables are past due, current and future economic trends and conditions affecting our customer base, significant one-time events, historical write-off experience and forward-looking information such as internally developed forecasts. See below for further information related to our adoption of ASU 2016-13.
Property, Plant and Equipment, Net — At March 31, 2020 and December 31, 2019, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2020	December 31, 2019	Depreciable Lives
Buildings, machinery and equipment	$16,560	$16,510	1.5	–	50	Years
Geothermal properties	1,561	1,553	13	–	58	Years
Other	287	291	3	–	50	Years
	18,408	18,354
Less: Accumulated depreciation	6,955	6,851
	11,453	11,503
Land	128	128
Construction in progress	378	332
Property, plant and equipment, net	$11,959	$11,963
Capitalized Interest — The total amount of interest capitalized was $2 million and $7 million during the three months ended March 31, 2020 and 2019, respectively.
Goodwill — We have not recorded any impairment losses or changes in the carrying amount of our goodwill during the three months ended March 31, 2020 and 2019.

Leases
Lessee — Supplemental balance sheet information related to our operating and finance leases is as follows as of March 31, 2020 and December 31, 2019 (in millions):

	Location on Consolidated Condensed Balance Sheet	March 31, 2020	December 31, 2019
Right-of-use assets – operating leases	Other assets	$173	$171

Right-of-use assets – finance leases	Property, plant and equipment, net	$104	$107

Operating lease obligation, current	Other current liabilities	$19	$12
Operating lease obligation, long-term	Other long-term liabilities	$167	$170

Finance lease obligation, current	Debt, current portion	$10	$10
Finance lease obligation, long-term	Debt, net of current portion	$58	$63
Lessor — We apply lease accounting to PPAs that meet the definition of a lease and determine lease classification treatment at commencement of the agreement. Revenue recognized related to fixed lease payments on our operating leases was $48 million and $69 million during the three months ended March 31, 2020 and 2019, respectively.
New Accounting Standards and Disclosure Requirements
Financial Instruments–Credit Losses — In June 2016, the FASB issued ASU 2016-13. The standard provides a new model for recognizing credit losses on financial assets carried at amortized cost using an estimate of expected credit losses, instead of the "incurred loss" methodology previously required for recognizing credit losses that delayed recognition until it was probable that a loss was incurred. The estimate of expected credit losses is to be based on consideration of past events, current conditions and reasonable and supportable forecasts of future conditions. The scope of the standard is limited to our trade account receivable balances and the standard is effective for fiscal years beginning after December 15, 2019. We adopted ASU 2016-13 on January 1, 2020 with no cumulative effect adjustment recognized upon adoption. The adoption of ASU 2016-13 did not have a material effect on our financial condition, results of operations or cash flows.
Fair Value Measurements — In August 2018, the FASB issued Accounting Standards Update 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The standard removes, modifies and adds disclosures about fair value measurements and is effective for fiscal years beginning after December 15, 2019. We adopted Accounting Standards Update 2018-13 on January 1, 2020, which did not have a material effect on our financial condition, results of operations or cash flows.
Income Taxes — In December 2019, the FASB issued Accounting Standards Update 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is intended to simplify the accounting for income taxes by removing certain exceptions and improve consistent application by clarifying guidance related to the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2020 with early adoption permitted including in interim periods. We adopted Accounting Standards Update 2019-12 on January 1, 2020, which did not have a material effect on our financial condition, results of operations or cash flows.

2.	Revenue from Contracts with Customers
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our operating revenues for the three months ended March 31, 2020 and 2019 by reportable segment (in millions). See Note 11 for a description of our segments.

	Three Months Ended March 31, 2020
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$201	$219	$106	$324	$—	$850
Capacity	62	28	105	—	—	195
Revenues relating to physical or executory contracts – third party	$263	$247	$211	$324	$—	$1,045

Affiliate(1):	$17	$10	$19	$1	$(47)	$—

Revenues relating to leases and derivative instruments(2)						$1,246
Other						1
Total operating revenues						$2,292

	Three Months Ended March 31, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$292	$302	$203	$412	$—	$1,209
Capacity	35	32	177	—	—	244
Revenues relating to physical or executory contracts – third party	$327	$334	$380	$412	$—	$1,453

Affiliate(1):	$11	$14	$27	$3	$(55)	$—

Revenues relating to leases and derivative instruments(2)						$1,146
Total operating revenues						$2,599
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

Performance Obligations and Contract Balances
At March 31, 2020 and December 31, 2019, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at March 31, 2020 and December 31, 2019 was $21 million and $14 million, respectively. The revenue recognized during the three months ended March 31, 2020 and 2019, relating to the deferred revenue balance at the beginning of each period was $1 million and $2 million, respectively and resulted from our performance under the customer contracts. The change in the deferred revenue balance during the three months ended March 31, 2020 and 2019 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.

Performance Obligations not yet Satisfied
As of March 31, 2020, we have entered into certain contracts for fixed and determinable amounts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $496 million, $657 million, $441 million, $307 million and $192 million that will be recognized during the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively, and $63 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

3.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the three months ended March 31, 2020. See Note 7 in our 2019 Form 10-K for further information regarding our VIEs.
Consolidated VIEs
Our consolidated VIEs include natural gas-fired power plants with an aggregate capacity of 6,824 MW and 6,669 MW at March 31, 2020 and December 31, 2019, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided no additional material support to our VIEs in the form of cash and other contributions during each of the three months ended March 31, 2020 and 2019.
The table below details summarized financial information (excluding intercompany balances which are eliminated in consolidation) for our consolidated VIEs as of March 31, 2020 and December 31    , 2019 (in millions):

	March 31, 2020	December 31, 2019
Assets:
Current assets	$309	$371
Property, plant and equipment, net	3,431	3,454
Restricted cash, net of current portion	14	15
Other assets	47	53
Total assets	$3,801	$3,893
Liabilities:
Current liabilities	$244	$303
Debt, net of current portion	1,588	1,635
Long-term derivative liabilities	19	8
Other long-term liabilities	36	53
Total liabilities	$1,887	$1,999
Noncontrolling Interest — At December 31, 2019, we owned a 75% interest in Russell City Energy Company, LLC, one of our VIEs, which was also 25% owned by a third party. On January 28, 2020, we completed the acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC for approximately $49 million, resulting in a $67 million increase to additional paid-in capital. Prior to the acquisition, we accounted for the third party ownership interest as a noncontrolling interest.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At March 31, 2020 and December 31, 2019, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of March 31, 2020	March 31, 2020	December 31, 2019
Greenfield LP(1)	50%	$60	$66
Calpine Receivables	100%	3	4
Total investments in unconsolidated subsidiaries		$63	$70
____________

(1)	Includes our share of AOCI related to interest rate hedging instruments associated with our unconsolidated subsidiary Greenfield LP’s debt.
Our risk of loss related to our investment in Greenfield LP is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $52 million which consists of our notes receivable from Calpine Receivables at March 31, 2020 and our initial investment associated with Calpine Receivables. See Note 10 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At March 31, 2020 and December 31, 2019, Greenfield LP’s debt was approximately $272 million and $299 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $136 million and $150 million at March 31, 2020 and December 31, 2019, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three months ended March 31, 2020 and 2019, is recorded in (income) from unconsolidated subsidiaries. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
Greenfield LP	$(1)	$(2)
Whitby(1)	—	(4)
Calpine Receivables	1	—
Total	$—	$(6)
____________

(1)	On November 20, 2019, we sold our 50% interest in Whitby to a third party.
Distributions from Greenfield LP were nil during each of the three months ended March 31, 2020 and 2019. Distributions from Whitby were $11 million during the three months ended March 31, 2019. We did not have material distributions from our investment in Calpine Receivables for the three months ended March 31, 2020 and 2019.

4.	Debt
Our debt at March 31, 2020 and December 31, 2019, was as follows (in millions):

	March 31, 2020	December 31, 2019
First Lien Term Loans	$3,161	$3,167
Senior Unsecured Notes	3,041	3,663
First Lien Notes	2,407	2,835
Project financing, notes payable and other	840	879
CCFC Term Loan	964	967
Finance lease obligations	68	73
Revolving facilities	572	122
Subtotal	11,053	11,706
Less: Current maturities	217	1,268
Total long-term debt	$10,836	$10,438
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, decreased to 5.3% for the three months ended March 31, 2020, from 5.9% for the same period in 2019.
First Lien Term Loans
The amounts outstanding under our First Lien Term Loans are summarized in the table below (in millions):

	March 31, 2020	December 31, 2019
2024 First Lien Term Loan	$1,511	$1,514
2026 First Lien Term Loans	1,650	1,653
Total First Lien Term Loans	$3,161	$3,167
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	March 31, 2020	December 31, 2019
2023 Senior Unsecured Notes(1)	$—	$623
2024 Senior Unsecured Notes	479	479
2025 Senior Unsecured Notes	1,174	1,174
2028 Senior Unsecured Notes(1)	1,388	1,387
Total Senior Unsecured Notes	$3,041	$3,663
____________

(1)
On January 21, 2020, we redeemed the outstanding $623 million in aggregate principal amount of our 2023 Senior Unsecured Notes, which was included in debt, current portion on our Consolidated Condensed Balance Sheet at December 31, 2019, with the proceeds from the 2028 Senior Unsecured Notes, which was included in cash and cash equivalents on our Consolidated Condensed Balance Sheet at December 31, 2019.

First Lien Notes
The amounts outstanding under our First Lien Notes are summarized in the table below (in millions):

	March 31, 2020	December 31, 2019
2022 First Lien Notes(1)	$—	$245
2024 First Lien Notes(2)	—	184
2026 First Lien Notes	1,173	1,172
2028 First Lien Notes	1,234	1,234
Total First Lien Notes	$2,407	$2,835
____________

(1)
On January 21, 2020, we redeemed the outstanding $245 million in aggregate principal amount of our 2022 First Lien Notes, which was included in debt, current portion on our Consolidated Condensed Balance Sheet at December 31, 2019, with the proceeds from the 2028 First Lien Notes, which was included in cash and cash equivalents on our Consolidated Condensed Balance Sheet at December 31, 2019.

(2)
On January 21, 2020, we redeemed the outstanding $184 million in aggregate principal amount of our 2024 First Lien Notes, which was included in debt, current portion on our Consolidated Condensed Balance Sheet at December 31, 2019, with the proceeds from the 2028 First Lien Notes which was included in cash and cash equivalents on our Consolidated Condensed Balance Sheet at December 31, 2019.

Project Financing, Notes Payable and Other
On January 29, 2019, PG&E and PG&E Corporation each filed voluntary petitions for relief under Chapter 11. Our power plants that sell energy and energy-related products to PG&E through PPAs, include Russell City Energy Center and Los Esteros Critical Energy Facility. Since the bankruptcy filing, we have received all material payments under the PPAs, either directly or through the application of collateral. As a result of PG&E’s bankruptcy, we are currently unable to make distributions from our Russell City and Los Esteros projects in accordance with the terms of the project debt agreements associated with each related project. In July 2019, we executed forbearance agreements associated with the Russell City and Los Esteros project debt agreements, under which the lenders have agreed to forbear enforcement of their rights and remedies, including the ability to accelerate the repayment of borrowings outstanding, otherwise arising because PG&E did not assume our PPAs during the first 180 days of PG&E’s bankruptcy proceeding. The forbearance agreements are effective for rolling 90-day periods, so long as we continue to meet certain conditions, including that the PPAs have not been rejected and there are no other defaults under the project debt agreements or the forbearance agreements. We may be required to reclassify $276 million of Russell City and Los Esteros long-term project debt outstanding at March 31, 2020 to a current liability in a future period. We continue to monitor the bankruptcy proceedings and are assessing our options.
Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Corporate Revolving Facility(1)	$636	$604
CDHI	3	3
Various project financing facilities	185	184
Other corporate facilities(2)	295	294
Total	$1,119	$1,085
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility and matures on March 8, 2023.

(2)	On April 9, 2020, we amended one of our unsecured letter of credit facilities to partially extend the maturity of $100 million in commitments from June 20, 2020 to June 20, 2022.

Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Term Loans	$2,920	$3,161	$3,238	$3,167
Senior Unsecured Notes	2,827	3,041	3,764	3,663
First Lien Notes	2,313	2,407	2,929	2,835
Project financing, notes payable and other(1)	777	778	822	817
CCFC Term Loan	850	964	982	967
Revolving facilities	572	572	122	122
Total	$10,259	$10,923	$11,857	$11,571
____________

(1)	Excludes an agreement that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
Our First Lien Term Loans, Senior Unsecured Notes, First Lien Notes and CCFC Term Loan are categorized as level 2 within the fair value hierarchy. Our revolving facilities and project financing, notes payable and other debt instruments are categorized as level 3 within the fair value hierarchy. We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$444	$—	$—	$444
Commodity instruments:
Commodity exchange traded derivatives contracts	1,198	—	—	1,198
Commodity forward contracts(2)	—	383	366	749
Interest rate hedging instruments	—	—	—	—
Effect of netting and allocation of collateral(3)(4)	(1,198)	(235)	(25)	(1,458)
Total assets	$444	$148	$341	$933
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$1,233	$—	$—	$1,233
Commodity forward contracts(2)	—	379	117	496
Interest rate hedging instruments	—	150	—	150
Effect of netting and allocation of collateral(3)(4)	(1,233)	(243)	(25)	(1,501)
Total liabilities	$—	$286	$92	$378

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$784	$—	$—	$784
Commodity instruments:
Commodity exchange traded derivatives contracts	872	—	—	872
Commodity forward contracts(2)	—	245	294	539
Interest rate hedging instruments	—	12	—	12
Effect of netting and allocation of collateral(3)(4)	(872)	(131)	(18)	(1,021)
Total assets	$784	$126	$276	$1,186
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$984	$—	$—	$984
Commodity forward contracts(2)	—	285	123	408
Interest rate hedging instruments	—	31	—	31
Effect of netting and allocation of collateral(3)(4)	(984)	(133)	(18)	(1,135)
Total liabilities	$—	$183	$105	$288
___________

(1)
At March 31, 2020 and December 31, 2019, we had cash equivalents of $222 million and $573 million included in cash and cash equivalents and $222 million and $211 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $35 million, $8 million and nil, respectively, at March 31, 2020. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $112 million, $2 million and nil, respectively, at December 31, 2019.

At March 31, 2020 and December 31, 2019, the derivative instruments classified as level 3 primarily included commodity contracts. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at March 31, 2020 and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2020
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range				Average(2)
	(in millions)
Power Contracts(1)	$211	Discounted cash flow	Market price (per MWh)	$3.47	—	$159.64	/MWh	$27.96
Power Congestion Products	$11	Discounted cash flow	Market price (per MWh)	$(6.48)	—	$42.00	/MWh	$3.48
Natural Gas Contracts	$10	Discounted cash flow	Market price (per MMBtu)	$1.13	—	$4.77	/MMBtu	$2.60

	December 31, 2019
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$158	Discounted cash flow	Market price (per MWh)	$4.85	—	$184.15	/MWh
Power Congestion Products	$17	Discounted cash flow	Market price (per MWh)	$(10.32)	—	$20	/MWh
Natural Gas Contracts	$(20)	Discounted cash flow	Market price (per MMBtu)	$1.73	—	$6.45	/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.

(2)	Amount represents the arithmetic average of the significant unobservable input based on the range disclosed.
The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$171	$(8)
Realized and mark-to-market gains (losses):
Included in net income:
Included in operating revenues(1)	81	50
Included in fuel and purchased energy expense(2)	(4)	2
Change in collateral	—	2
Purchases, Issuances and settlements:
Purchases	—	2
Settlements	—	58
Transfers in and/or out of level 3:
Transfers into level 3(3)	3	(1)
Transfers out of level 3(4)	(2)	—
Balance, end of period	$249	$105
Change in unrealized gains (losses) included in net income relating to instruments still held at end of period	$77	$52
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We had $3 million in gains and $(1) million in losses transferred out of level 2 into level 3 for the three months ended March 31, 2020 and 2019, respectively, due to changes in market liquidity in various power markets.

(4)
We had $2 million in gains and nil transferred out of level 3 into level 2 for the three months ended March 31, 2020 and 2019, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three months ended March 31, 2020 and 2019.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of March 31, 2020, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 6 years.
As of March 31, 2020 and December 31, 2019, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows:

Derivative Instruments	Notional Amounts
	March 31, 2020	December 31, 2019	Unit of Measure
Power	(190)	(184)	Million MWh
Natural gas	913	1,063	Million MMBtu
Environmental credits	37	26	Million Tonnes
Interest rate hedging instruments(1)	$6.6	$4.8	Billion U.S. dollars
___________

(1)	During the first quarter of 2020, we entered into interest rate hedging instruments to hedge approximately $1.6 billion of variable rate debt.
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of March 31, 2020, was $153 million for which we have posted collateral of $104 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that $1 million of additional collateral would be required and that no counterparty could request immediate, full settlement.

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
Cash Flow Hedges — We currently apply hedge accounting to a portion of our interest rate hedging instruments with the change in fair value of all other hedging instruments recorded through earnings. We report the mark-to-market gain or loss on our interest rate hedging instruments designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively and future changes in fair value will be recorded in earnings. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the net accumulated gain or loss associated with the changes in fair value of the hedge instrument remains deferred in AOCI until such time as the forecasted transaction affects earnings or until it is determined that the forecasted transaction is probable of not occurring.
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

The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$920	$(920)	$—
Commodity forward contracts	402	(176)	226
Interest rate hedging instruments	—	—	—
Total current derivative assets(2)	$1,322	$(1,096)	$226
Commodity exchange traded derivatives contracts	278	(278)	—
Commodity forward contracts	347	(84)	263
Interest rate hedging instruments	—	—	—
Total long-term derivative assets(2)	$625	$(362)	$263
Total derivative assets	$1,947	$(1,458)	$489

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(921)	$921	$—
Commodity forward contracts	(332)	183	(149)
Interest rate hedging instruments	(45)	—	(45)
Total current derivative (liabilities)(2)	$(1,298)	$1,104	$(194)
Commodity exchange traded derivatives contracts	(312)	312	—
Commodity forward contracts	(164)	85	(79)
Interest rate hedging instruments	(105)	—	(105)
Total long-term derivative (liabilities)(2)	$(581)	$397	$(184)
Total derivative liabilities	$(1,879)	$1,501	$(378)
Net derivative assets (liabilities)	$68	$43	$111

	December 31, 2019
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$727	$(727)	$—
Commodity forward contracts	262	(108)	154
Interest rate hedging instruments	2	—	2
Total current derivative assets(3)	$991	$(835)	$156
Commodity exchange traded derivatives contracts	145	(145)	—
Commodity forward contracts	277	(41)	236
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(3)	$432	$(186)	$246
Total derivative assets	$1,423	$(1,021)	$402

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(830)	$830	$—
Commodity forward contracts	(321)	109	(212)
Interest rate hedging instruments	(13)	—	(13)
Total current derivative (liabilities)(3)	$(1,164)	$939	$(225)
Commodity exchange traded derivatives contracts	(154)	154	—
Commodity forward contracts	(87)	42	(45)
Interest rate hedging instruments	(18)	—	(18)
Total long-term derivative (liabilities)(3)	$(259)	$196	$(63)
Total derivative liabilities	$(1,423)	$1,135	$(288)
Net derivative assets (liabilities)	$—	$114	$114
____________

(1)
At March 31, 2020 and December 31, 2019, we had $191 million and $191 million, respectively, of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At March 31, 2020, current and long-term derivative assets are shown net of collateral of $(14) million and $(13) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $22 million and $48 million, respectively.

(3)
At December 31, 2019, current and long-term derivative assets are shown net of collateral of $(4) million and $(4) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $108 million and $14 million, respectively.

	March 31, 2020		December 31, 2019
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$—	$123	$12	$29
Total derivatives designated as cash flow hedging instruments	$—	$123	$12	$29

Derivatives not designated as hedging instruments:
Commodity instruments	$489	$228	$390	$257
Interest rate hedging instruments	—	27	—	2
Total derivatives not designated as hedging instruments	$489	$255	$390	$259
Total derivatives	$489	$378	$402	$288
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
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
Realized gain (loss)(1)(2)
Commodity derivative instruments	$(3)	$111
Total realized gain (loss)	$(3)	$111

Mark-to-market gain (loss)(3)
Commodity derivative instruments	$201	$46
Interest rate hedging instruments	(24)	(1)
Total mark-to-market gain (loss)	$177	$45
Total activity, net	$174	$156
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.

(3)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

	Three Months Ended March 31,
	2020	2019
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$507	$37
Derivatives contracts included in fuel and purchased energy expense(2)(3)	(309)	120
Interest rate hedging instruments included in interest expense	(24)	(1)
Total activity, net	$174	$156
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended March 31,		Three Months Ended March 31,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(2)(3)
	2020	2019	2020	2019	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)	$(104)	$(25)	$(6)	$2	Interest expense
____________

(1)	We recorded an income tax benefit of $3 million and nil for the three months ended March 31, 2020 and 2019, respectively, in AOCI related to our cash flow hedging activities.

(2)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $176 million and $72 million at March 31, 2020 and December 31, 2019, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were nil and $3 million at March 31, 2020 and December 31, 2019, respectively.

(3)
Includes losses of nil and $1 million that were reclassified from AOCI to interest expense for the three months ended March 31, 2020 and 2019, respectively, where the hedged transactions became probable of not occurring.

We estimate that pre-tax net losses of $55 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Margin deposits(1)	$327	$432
Natural gas and power prepayments	32	29
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$359	$461

Letters of credit issued	$949	$906
First priority liens under power and natural gas agreements	29	42
First priority liens under interest rate hedging instruments	156	31
Total letters of credit and first priority liens with our counterparties	$1,134	$979

Margin deposits posted with us by our counterparties(1)(3)	$93	$127
Letters of credit posted with us by our counterparties	87	25
Total margin deposits and letters of credit posted with us by our counterparties	$180	$152
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

(2)
At March 31, 2020 and December 31, 2019, $59 million and $117 million, respectively, were included in current and long-term derivative assets and liabilities, $292 million and $336 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $8 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At March 31, 2020 and December 31, 2019, $16 million and $3 million, respectively, were included in current and long-term derivative assets and liabilities, $46 million and $93 million, respectively, were included in other current liabilities and $31 million and $31 million, respectively, were included in other long-term liabilities on our Consolidated Condensed Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

8.	Income Taxes
Income Tax Expense

The table below shows our consolidated income tax expense and our effective tax rates for the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
Income tax expense	$46	$10
Effective tax rate	26%	5%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs and changes in unrecognized tax benefits and valuation allowances. For the three months ended March 31, 2020 and 2019, our income tax expense is largely comprised of state and foreign income taxes in jurisdictions where we do not have NOLs, the effect of applying the intraperiod tax allocation rules to our results of operations and related tax expense and timing differences between the recognition of federal income tax expense and corresponding NOL valuation allowance.

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
Valuation Allowance — U.S. GAAP requires that we consider all available evidence, both positive and negative, and tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. For purposes of this evaluation, due to historical volatility in taxable earnings, we are unable to assume future earnings; however, we are able to consider available tax planning strategies.
Unrecognized Tax Benefits — At March 31, 2020, we had unrecognized tax benefits of $29 million. If recognized, $17 million of our unrecognized tax benefits could affect the annual effective tax rate and $12 million, related to deferred tax assets, could be offset against the recorded valuation allowance resulting in no effect on our effective tax rate. We had accrued interest and penalties of $3 million for income tax matters at March 31, 2020. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Condensed Statements of Operations.

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
Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of March 31, 2020, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2019 Form 10-K.

10.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below:

Calpine Receivables — Under the Accounts Receivable Sales Program, at March 31, 2020 and December 31, 2019, we had $210 million and $222 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $42 million and $38 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the three months ended March 31, 2020 and 2019, we sold an aggregate of $525 million and $597 million, respectively, in trade accounts receivable and recorded $521 million and $579 million, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 7 and 17 in our 2019 Form 10-K.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which has a material ownership interest in Calpine also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. We recorded $13 million and $20 million in operating revenues during the three months ended March 31, 2020 and 2019, respectively and $3 million and $3 million in operating expenses during the three months ended March 31, 2020 and 2019, respectively, associated with the Lyondell contract. At March 31, 2020 and December 31, 2019, the related party receivable and payable associated with the Lyondell contract were immaterial.
Other — We have identified other related party contracts for the sale of power, capacity, steam and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. We have also entered into a long-term land lease agreement with a related party. As of March 31, 2020 and December 31, 2019, the related party revenues, expenses, receivables and payables associated with these transactions were immaterial.

11.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At March 31, 2020, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments.

Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended March 31, 2020
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$705	$650	$542	$908	$(513)	$2,292

Commodity Margin	$234	$113	$150	$91	$—	$588
Add: Mark-to-market commodity activity, net and other(2)	54	101	82	(16)	(8)	213
Less:
Operating and maintenance expense	86	66	63	33	(8)	240
Depreciation and amortization expense	56	50	46	12	—	164
General and other administrative expense	8	11	8	4	—	31
Other operating expenses	8	2	7	—	—	17
Income from operations	130	85	108	26	—	349
Interest expense						169
Other (income) expense, net						4
Income before income taxes						$176

	Three Months Ended March 31, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$682	$743	$689	$998	$(513)	$2,599

Commodity Margin	$264	$162	$265	$88	$—	$779
Add: Mark-to-market commodity activity, net and other(2)	56	44	13	(53)	(8)	52
Less:
Operating and maintenance expense	81	65	67	34	(8)	239
Depreciation and amortization expense	73	45	43	13	—	174
General and other administrative expense	7	12	9	4	—	32
Other operating expenses	9	2	23	—	—	34
(Income) from unconsolidated subsidiaries	—	—	(6)	—	—	(6)
Income (loss) from operations	150	82	142	(16)	—	358
Interest expense						149
Gain on extinguishment of debt and other (income) expense, net						19
Income before income taxes						$190

_________

(1)
Includes intersegment revenues of $119 million and $162 million in the West, $218 million and $211 million in Texas, $175 million and $137 million in the East and $1 million and $3 million in Retail for the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes $(18) million and $(16) million of lease levelization and $16 million and $21 million of amortization expense for the three months ended March 31, 2020 and 2019, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction and Overview
We are one of the largest power generators in the U.S. We own and operate primarily natural gas-fired and geothermal power plants in North America and have a significant presence in major competitive wholesale and retail power markets in California, Texas, and the Northeast and mid-Atlantic regions of the U.S. We sell power, steam, capacity, renewable energy credits and ancillary services to our wholesale customers, which include utilities, independent electric system operators and industrial companies, retail power providers, municipalities, CCAs and other governmental entities and power marketers. Additionally, through our retail brands, we market retail energy and related products to commercial, industrial, governmental and residential customers. We continue to focus on providing products and services that are beneficial to our wholesale and retail customers. We purchase primarily natural gas and some fuel oil as fuel for our power plants and engage in related natural gas transportation and storage transactions. We also purchase power and related products for sale to our customers and purchase electric transmission rights to deliver power to our customers. Additionally, consistent with our Risk Management Policy, we enter into natural gas, power, environmental product, fuel oil and other physical and financial commodity contracts to hedge certain business risks and optimize our portfolio of power plants.
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
Our retail business consists of multiple brands with a focus on reaching key retail energy markets. Our primary brands are Calpine Solutions (which focuses on commercial and industrial customers) and Champion Energy (which focuses on residential, mass market and commercial and industrial customers). In total, our retail business delivered approximately 60 million MWh of power in 2019. Our retail activities are primarily located in the power markets where our generation fleet maintains a presence. Products sold include standard electricity service as well as customized solutions to aid customers in their business goals (including sustainability goals).
Uncertainty Related to the COVID-19 Pandemic
In March 2020, the World Health Organization categorized the novel coronavirus disease 2019 (COVID-19) as a pandemic, and the President declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world and has negatively affected the global economy, disrupted global supply chains and workforce participation and resulted in significant volatility and disruption of financial markets. We are closely monitoring the impact of the COVID-19 outbreak on all aspects of our business, including how it has affected and continues to affect our employees, customers, suppliers and the communities in which we operate.
Our first priority with regard to the COVID-19 outbreak is to ensure the safety, health and hygiene of our employees and contractors. As one of the largest independent power producers in the U.S., we are designated as an “essential business” and have an obligation to operate our fleet of power plants to sustain the bulk electric system and manage retail customer power delivery obligations. To ensure the continued reliable operations of our generation fleet and delivery of power to our retail customers, we have put in place a set of new safety and health measures, which include restricted access at our power plants to only mission-critical individuals and adherence to social distancing protocols wherever possible. Additionally, our commercial and retail operations, including all support staff such as legal, accounting, finance, information technology and human resources, continue to work remotely consistent with directives from local and state governments.
Although there have been logistical and other challenges, to date the COVID-19 outbreak has not had a material adverse effect on our operations, financial condition, or cash flows. While the ultimate determination depends on the length and severity of the crisis, as of the filing of this Report, we anticipate our cash flows from operations and our available sources of liquidity will be sufficient to meet our current cash requirements during this volatile period. As a precautionary measure and to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak, we borrowed an additional $350 million on our Corporate Revolving Facility during March 2020, of which $200 million was repaid as of the filing of this Report. As the impact of the COVID-19 outbreak on the economy and our operations evolves, we will continue to assess and manage our liquidity needs.
The ultimate extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, business and workforce disruptions, the effectiveness of actions taken to contain and treat the disease and the ultimate lasting effect on the economy, especially in the geographic areas where we own and operate power generating facilities and serve retail customers. Given the uncertainty concerning the overall impact of the COVID-19 outbreak, while we do not anticipate the effect of the outbreak to have a material adverse effect on our financial condition, results of operations or cash flows for the year ended December 31, 2020, we are unable to predict the ultimate impact of the outbreak on our future results. For further discussion, see “Item 1A. Risk Factors” in Part II of this Report.
Governmental and Regulatory Matters
We are subject to complex and stringent energy, environmental and other laws and regulations at the federal, state and local levels as well as rules within the ISO and RTO markets in which we participate. Federal and state legislative and regulatory actions, including those by ISO/RTOs, continue to change how our business is regulated. We are actively participating in these debates at the federal, regional, state and ISO/RTO levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, see “— Governmental and Regulatory Matters” in Part I, Item 1 of our 2019 Form 10-K.
CAISO
The CPUC determines Resource Adequacy (“RA”) requirements for load serving entities (“LSEs”) and for specified local areas utilizing inputs from the CAISO in order to ensure the reliability of electric service in California. CPUC rules require LSEs to contract for capacity with sufficient generation resources in order to ensure capacity is available when and where it is needed. To the extent LSE’s have not procured sufficient capacity through the CPUC administered process, the CAISO will implement a backstop procurement process called the Capacity Procurement Mechanism (“CPM”) to meet its reliability needs. Currently, there are active proceedings at both the CAISO and CPUC which could entail changes to both the RA and CPM constructs. For example, the CPUC is considering Central Procurement Entities (“CPEs”) for local RA. Under this construct, CPEs rather than individual LSEs would be responsible for meeting local RA requirements, while the current LSE contracting structure would remain in place for other RA requirements. We do not know at this point whether these changes will be impactful to our business.
ERCOT
On March 26, 2020, the Public Utility Commission of Texas (“PUCT”) adopted the COVID-19 Electricity Relief Program (“ERP”) to mitigate the impact of COVID-19 on Texas utility customers who are experiencing economic hardship as a result of the pandemic. The ERP creates a temporary exemption from disconnections for eligible residential customers who cannot pay their electricity bills. To pay for the ERP, the PUCT has authorized the utility companies to implement a new rider which is set at $0.33/MWh for all customer classes. The funds collected will be utilized to cover the unpaid bills for these eligible residential customers experiencing unemployment due to the impacts of COVID-19 and to ensure these customers continue receiving electric service. Although we anticipate our losses resulting from the ERP will not be material to us, we are unable to predict whether the funds we expect to recover from the PUCT will be sufficient to recover our loss exposure.
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

On December 19, 2019, the FERC issued an order (the “December 2019 Order”) in the paper hearing docket, directing PJM to expand its minimum offer price rule (“MOPR”) to apply to most generators receiving a state subsidy, although certain existing resources are exempted from the MOPR requirement. For non-exempt resources receiving a state subsidy, the MOPR will be set at the net Cost of New Entry for new resources and the Net Avoidable Cost Rate for existing resources. PJM was directed to submit a compliance filing by March 18, 2020 and to propose dates for when the postponed May 2019 auction will be held. PJM submitted its compliance filing on March 18, 2020 which generally complies with the December 2019 Order. PJM informed the FERC that it intends to hold the first auction within six and a half months after the date of the FERC’s acceptance of PJM’s compliance filing, and every six months thereafter until the delayed auctions catch up to the original auction schedule. PJM anticipates these adjustments to apply to the next three auctions.
Multiple parties sought rehearing of the FERC’s June 29, 2018 order and the December 2019 Order. The FERC issued an order on rehearing on April 16, 2020 largely affirming its December 2019 Order, although the FERC did provide further clarification of certain key issues and granted rehearing on a few issues, none of which significantly impacts the outcome of the December 2019 Order. Several notices of appeal have been filed and more are expected. The Seventh Circuit Court of Appeals will hear the appeals. A briefing schedule has not been established.
In addition, subsequent to the December 2019 Order, several states in the PJM region have expressed interest in considering the possible use of the “Fixed Resource Requirement” (FRR) provisions of the PJM tariff to bilaterally contract for capacity instead of participating in PJM’s market. The New Jersey Board of Public Utilities issued an order on March 27, 2020 initiating a proceeding to examine whether New Jersey can achieve its clean energy goals under the current PJM capacity market program and if not, how New Jersey can best meet its resource adequacy needs while meeting its clean energy goals. There are also discussions in the Illinois Legislature on FRR, and several proposals have been made by Illinois stakeholders. Maryland is also considering its FRR options. No other states have taken specific action to examine the FRR option and it is unknown at this time whether or not states will pursue this approach, and what the resulting impact on our business would be.
ISO-NE
In response to reliability concerns related to fuel security in the New England region, ISO-NE filed a proposal with the FERC in mid-2018 that would allow it to retain certain generators under cost-of-service RMR Contracts that it believes are necessary to ensure fuel security on the system. The only units ISO-NE has contracted with to date are Mystic Units 8 and 9 (the “Mystic Units”). Included in ISO-NE’s proposal is a requirement that the cost-of-service units participate in ISO-NE’s forward capacity auction (“FCA”) as price takers. Calpine and many other generators opposed ISO-NE’s proposal, arguing that having these generators act as price takers will suppress capacity market clearing prices. The FERC rejected the price suppression concerns and accepted ISO-NE’s filing on December 3, 2018. Several companies have sought rehearing of the FERC’s decision. The requests for rehearing remain pending before the FERC. The Mystic Units were price takers in the FCA 13 and 14 auctions held in February 2019 and 2020, respectively, which likely contributed to lower capacity market clearing prices. ISO-NE has initiated a temporary program to provide compensation to generators that provide fuel security to the power system and, on April 15, 2020, proposed a long-term, market-based solution to incent and retain energy secure resources. ISO-NE has requested that the FERC approve the long-term proposal by November 1, 2020, with an implementation date of June 1, 2024.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Below are our results of operations for the three months ended March 31, 2020 as compared to the same period in 2019 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2020	2019	Change	% Change
Operating revenues:
Commodity revenue	$1,943	$2,538	$(595)	(23)
Mark-to-market gain	345	56	289	#
Other revenue	4	5	(1)	(20)
Operating revenues	2,292	2,599	(307)	(12)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,347	1,758	411	23
Mark-to-market loss	144	10	(134)	#
Fuel and purchased energy expense	1,491	1,768	277	16
Operating and maintenance expense	240	239	(1)	—
Depreciation and amortization expense	164	174	10	6
General and other administrative expense	31	32	1	3
Other operating expenses	17	34	17	50
Total operating expenses	1,943	2,247	304	14
(Income) from unconsolidated subsidiaries	—	(6)	(6)	#
Income from operations	349	358	(9)	(3)
Interest expense	169	149	(20)	(13)
Gain on extinguishment of debt	—	(4)	(4)	#
Other (income) expense, net	4	23	19	83
Income before income taxes	176	190	(14)	(7)
Income tax expense	46	10	(36)	#
Net income	130	180	(50)	(28)
Net income attributable to the noncontrolling interest	(2)	(5)	3	60
Net income attributable to Calpine	$128	$175	$(47)	(27)

	2020	2019	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	24,912	22,101	2,811	13
Average availability(2)	86.5%	88.1%	(1.6)%	(2)
Average total MW in operation(1)	25,232	25,208	24	—
Average capacity factor, excluding peakers	49.6%	45.8%	3.8%	8
Steam Adjusted Heat Rate(2)	7,295	7,274	(21)	—
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Freeport Energy Center, 21.5% of Hidalgo Energy Center and 25% of Freestone Energy Center.

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
Commodity revenue, net of Commodity expense, decreased $184 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$(133)
Lower margins primarily driven by lower contribution from wholesale hedging activity in our Texas and East segments resulting from milder weather in the first quarter of 2020, lower market Spark Spreads in the West and the sale of our Garrison and RockGen Energy Centers in July 2019. The decrease was partially offset by higher market Spark Spreads in Texas during the first quarter of 2020 compared to the same period in 2019 and the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019

(58)	Lower PJM and ISO-NE regulatory capacity revenue in our East segment
7	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$(184)
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $155 million primarily driven by mark-to-market losses on settled positions recognized during the first quarter of 2019 compared to mark-to-market gains on settled positions recognized during the first quarter of 2020.
Operating and maintenance expense was relatively unchanged for the three months ended March 31, 2020 compared to the same period in 2019. Excluding a $4 million decrease in major maintenance expense resulting from our plant outage schedule, our normal, recurring operating and maintenance expense increased approximately $5 million attributable to an increase in insurance premium costs and health insurance and benefits costs.
Depreciation and amortization expense decreased by $10 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to adjustments related to our asset retirement obligations during the first quarter of 2019.
Other operating expenses decreased by $17 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an adjustment recorded to the carrying value of our Garrison and RockGen Energy Centers. We executed an agreement to sell our Garrison and RockGen Energy Centers in April 2019 and completed the sale in July 2019.
(Income) from unconsolidated subsidiaries decreased by $6 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the sale of Whitby in November 2019.
Interest expense increased by $20 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to mark-to-market losses on interest rate derivative instruments executed in the first quarter of 2020 which are accounted for as economic hedges of forward interest rate exposure.
Gain on extinguishment of debt had an unfavorable variance of $4 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the repurchase of a portion of our Senior Unsecured Notes in the first quarter of 2019.
Other (income) expense, net decreased by $19 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the net effect of a settlement agreement with General Electric International, Inc. executed in February 2019 related to the Inland Empire Energy Center.
During the three months ended March 31, 2020, we recorded an income tax expense of $46 million compared to $10 million for the three months ended March 31, 2019. The increase primarily resulted from a higher federal deferred tax accrual for the three months ended March 31, 2020 as a result of the effect of our NOLs and valuation allowance and applying the intraperiod tax allocation rules to our results of operations and related tax expense.

Net income attributable to the noncontrolling interest decreased by $3 million for the three months ended March 31, 2020 compared to the same period in 2019 due to our acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC on January 28, 2020.
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
Commodity Margin by Segment for the Three Months Ended March 31, 2020 and 2019
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended March 31, 2020 and 2019 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2020	2019	Change	% Change
Commodity Margin (in millions)	$234	$264	$(30)	(11)
Commodity Margin per MWh generated	$33.48	$39.00	$(5.52)	(14)

MWh generated (in thousands)	6,990	6,769	221	3
Average availability	89.0%	91.1%	(2.1)%	(2)
Average total MW in operation	7,542	7,425	117	2
Average capacity factor, excluding peakers	45.5%	45.4%	0.1%	—
Steam Adjusted Heat Rate	7,389	7,325	(64)	(1)
West — Commodity Margin in our West segment decreased by $30 million, or 11%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to lower market Spark Spreads in January and February 2020 resulting largely from lower natural gas prices in Southern California. The period-over-period decrease in Commodity Margin was partially offset by an increased contribution from hedging activity during the first quarter of 2020 compared to the same period in 2019.

Texas:	2020	2019	Change	% Change
Commodity Margin (in millions)	$113	$162	$(49)	(30)
Commodity Margin per MWh generated	$10.35	$15.86	$(5.51)	(35)

MWh generated (in thousands)	10,918	10,216	702	7
Average availability	80.7%	82.6%	(1.9)%	(2)
Average total MW in operation	8,879	8,850	29	—
Average capacity factor, excluding peakers	56.3%	53.4%	2.9%	5
Steam Adjusted Heat Rate	7,071	7,071	—	—
Texas — Commodity Margin in our Texas segment decreased by $49 million, or 30%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to lower contribution from hedging activity resulting from milder weather in the first quarter of 2020 compared to the same period in 2019. The decrease in Commodity Margin was partially offset by higher market Spark Spreads during the three months ended March 31, 2020 compared to the same period in 2019.

East:	2020	2019	Change	% Change
Commodity Margin (in millions)	$150	$265	$(115)	(43)
Commodity Margin per MWh generated	$21.42	$51.80	$(30.38)	(59)

MWh generated (in thousands)	7,004	5,116	1,888	37
Average availability	90.3%	91.5%	(1.2)%	(1)
Average total MW in operation	8,811	8,933	(122)	(1)
Average capacity factor, excluding peakers	45.2%	36.0%	9.2%	26
Steam Adjusted Heat Rate	7,571	7,629	58	1
East — Commodity Margin in our East segment decreased by $115 million, or 43%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to lower regulatory capacity revenue in ISO-NE and PJM, the sale of our Garrison and RockGen Energy Centers in July 2019 and lower contribution from hedging activity resulting from milder weather during the first quarter of 2020 compared to the same period in 2019. The decrease in Commodity Margin was partially offset by the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019 which was also the primary contributor to the 37% increase in generation.

Retail:	2020	2019	Change	% Change
Commodity Margin (in millions)	$91	$88	$3	3
Retail — Commodity Margin in our retail segment was relatively unchanged for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

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
Liquidity
The following table provides a summary of our liquidity position at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents, corporate(1)	$469	$1,072
Cash and cash equivalents, non-corporate(2)	62	59
Total cash and cash equivalents	531	1,131
Restricted cash(2)	306	345
Corporate Revolving Facility availability(3)	910	1,392
CDHI revolving facility availability(4)	1	1
Other facilities availability(5)	3	3
Total current liquidity availability(6)	$1,751	$2,872
____________

(1)
Our ability to use corporate cash and cash equivalents is unrestricted. On January 21, 2020, we used the remaining cash on hand from the issuance of our 2028 First Lien Notes and 2028 Senior Unsecured Notes to redeem the outstanding approximately $1,052 million aggregate principal amount of our 2022 and 2024 First Lien Notes and 2023 Senior Unsecured Notes. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to the redemption of our 2022 and 2024 First Lien Notes and 2023 Senior Unsecured Notes.

(2)	See Note 1 of the Notes to Consolidated Condensed Financial Statements for a description of the restrictions on our use of non-corporate cash and cash equivalents and restricted cash.

(3)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. At March 31, 2020, the approximately $2.0 billion in total capacity under our Corporate Revolving Facility is comprised of $450 million in borrowings outstanding, $636 million in letters of credit outstanding and $910 million in remaining available capacity. In April 2020, we repaid $200 million in borrowings on our Corporate Revolving Facility. See “Letter of Credit Facilities” below for amounts issued under letters of credit at March 31, 2020 associated with our Corporate Revolving Facility.

(4)
Our CDHI revolving facility is restricted to support certain obligations under PPAs and power transmission and natural gas transportation agreements as well as fund the construction of our Washington Parish Energy Center.

(5)	On April 9, 2020, we amended one of our unsecured letter of credit facilities to partially extend the maturity of $100 million in commitments from June 20, 2020 to June 20, 2022.

(6)
Includes $93 million and $127 million of margin deposits posted with us by our counterparties at March 31, 2020 and December 31, 2019, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. We estimate that as of March 31, 2020, a three standard deviation shift in collateral exposure based on commodity market price changes for the previous 12 months applied to our current portfolio of margined transactions would result in an increase in collateral posted of approximately $348 million. This amount is not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Additionally, scheduled outages related to the life cycle of our power plant fleet in addition to unscheduled outages may result in maintenance expenditures that are disproportionate in differing periods. In order to manage such liquidity requirements, we maintain additional liquidity availability in the form of our Corporate Revolving Facility (noted in the table above), letters of credit and the ability to issue first priority liens for collateral support. It is difficult to predict future developments and the amount of credit support that we may need to provide should such conditions occur, we experience an economic recession or energy commodity prices increase significantly.
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Corporate Revolving Facility(1)	$636	$604
CDHI	3	3
Various project financing facilities	185	184
Other corporate facilities(2)	295	294
Total	$1,119	$1,085
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility and matures on March 8, 2023.

(2)	On April 9, 2020, we amended one of our unsecured letter of credit facilities to partially extend the maturity of $100 million in commitments from June 20, 2020 to June 20, 2022.

California Wildfire
A wildfire known as the Kincade Fire began on October 23, 2019 in Sonoma County, California where our Geysers Assets are located and burned on parts of the 45 square miles that make up our Geysers Assets properties and leasehold. Operating equipment at our Geysers Assets sustained limited damage which has been repaired. The fire caused extensive damage to third-party property in the region. Transmission service owned and operated by PG&E was cut due to the fire and high wind conditions, forcing us to suspend operations. In March 2020, transmission was restored and we resumed full operations.
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
Cash Flow Activities
The following table summarizes our cash flow activities for the three months ended March 31, 2020 and 2019 (in millions):

	2020	2019
Beginning cash, cash equivalents and restricted cash	$1,476	$406
Net cash provided by (used in):
Operating activities	213	241
Investing activities	(126)	(152)
Financing activities	(726)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	(639)	112
Ending cash, cash equivalents and restricted cash	$837	$518
Net Cash Provided By Operating Activities
Cash provided by operating activities for the three months ended March 31, 2020, was $213 million compared to $241 million for the three months ended March 31, 2019. The decrease was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items primarily including depreciation and amortization and mark-to-market activity decreased by $189 million for the three months ended March 31, 2020, compared to 2019. The decrease in income from operations, adjusted for non-cash items, was primarily driven by a $184 million decrease in Commodity revenue, net of Commodity expense. See “Results of Operations for the Three Months Ended March 31, 2020 and 2019” above for further discussion of these changes.

•
Working capital employed — Working capital employed decreased by $148 million for the three months ended March 31, 2020, compared to the same period in 2019. This decrease was primarily due to a reduction in cash margin postings on our commodity hedging activities.

Net Cash Used In Investing Activities
Cash used in investing activities for the three months ended March 31, 2020, was $126 million compared to $152 million for the three months ended March 31, 2019. The decrease was primarily due to:

•
Capital expenditures — During the three months ended March 31, 2020, we incurred lower capital expenditures on construction and growth projects as compared to the same period in 2019 due to the completion of construction of our York 2 Energy Center in March 2019 as well as normal timing differences in capital expenditures associated with planned maintenance projects.

Net Cash Provided by (Used In) Financing Activities
Cash used in financing activities for the three months ended March 31, 2020, was $726 million compared to cash provided by financing activities of $23 million for the three months ended March 31, 2019. The change was primarily due to:

•
Debt transactions — During the three months ended March 31, 2020, we redeemed the aggregate principal outstanding of $623 million of the 2023 Senior Unsecured Notes, $245 million of the 2022 First Lien Notes and $184 million of the 2024 First Lien Notes utilizing proceeds received from the issuance of our 2028 First Lien Notes and 2028 Senior Unsecured Notes during December of 2019. This variance was partially reduced by the repurchase of $48 million in aggregate principal of Senior Unsecured Notes for $44 million during the three months ended March 31, 2019, where no similar repurchases were noted during the same period in 2020.

•
Corporate Revolving Facility — During the three months ended March 31, 2020, out of an abundance of caution to ensure sufficient liquidity in response to the COVID-19 pandemic, we borrowed a net $450 million under our Corporate Revolving Facility, compared to net borrowings of $120 million during the same period in 2019.

•	Acquisition — During the three months ended March 31, 2020, we completed our acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC for $49 million.
Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities with the exception of Calpine Receivables (see Notes 7 and 17 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K for further information related to Calpine Receivables). As of the date of filing of this Report, these entities included: Russell City Energy Company, LLC and Calpine Receivables.
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
We have historically used interest rate hedging instruments to adjust the mix between our fixed and variable rate debt. A portion of our interest rate hedging instruments have been designated as cash flow hedges, and changes in fair value are recorded in OCI with gains and losses reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of our derivative instruments.
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $489 million at March 31, 2020, compared to approximately $402 million at December 31, 2019, and our derivative liabilities have increased to approximately $378 million at March 31, 2020, compared to approximately $288 million at December 31, 2019. The fair value of our level 3 derivative assets and liabilities at March 31, 2020 represents approximately 37% and 24% of our total assets and liabilities measured at fair value, respectively. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2020, through March 31, 2020, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2020	$133	$(19)	$114
Items recognized or otherwise settled during the period(1)(2)	30	2	32
Fair value attributable to new contracts	36	(61)	(25)
Changes in fair value attributable to price movements	62	(72)	(10)
Fair value of contracts outstanding at March 31, 2020(3)	$261	$(150)	$111
__________

(1)
Commodity contract settlements consist of the realization of previously recognized losses on contracts not designated as hedging instruments of $(32) million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $(2) million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $2 million related to realized losses from settlements of designated cash flow hedges and nil related to roll-off from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
We netted all amounts allowed under the derivative accounting guidance on our Consolidated Condensed Balance Sheet, which includes derivative transactions under enforceable master netting arrangements and related cash collateral. Net commodity and interest rate derivative assets and liabilities reported in Notes 5 and 6 of the Notes to Consolidated Condensed Financial Statements are shown net of collateral paid to and received from counterparties under legally enforceable master netting arrangements.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at March 31, 2020, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2020	2021-2022	2023-2024	After 2024	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(35)	40	5	1	11
Prices based on models and other valuation methods	72	79	58	41	250
Total fair value	$37	$119	$63	$42	$261
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

The table below presents the high, low and average of our daily VAR for the three months ended March 31, 2020 and 2019 (in millions):

	2020	2019
Three months ended March 31:
High	$30	$50
Low	$14	$26
Average	$21	$35
As of March 31	$26	$31
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

We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at March 31, 2020, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of March 31, 2020)	2020	2021-2022	2023-2024	After 2024	Total
Investment grade	$(54)	$40	$19	$13	$18
Non-investment grade	6	2	8	8	24
No external ratings(1)	85	77	36	21	219
Total fair value	$37	$119	$63	$42	$261
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third-party credit agencies due to the nature and size of the customers.
Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate instruments of approximately $(5) million at March 31, 2020.
New Accounting Standards and Disclosure Requirements
See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting standards and disclosure requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information required to be disclosed under this Item 3 is set forth under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Commodity Accounting.” This information should be read in conjunction with the information disclosed in our 2019 Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors
Except as set forth below, there were no changes to the description of the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2019 Form 10-K.
The ongoing COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.
In December 2019, a novel strain of coronavirus, COVID-19, was identified. This virus continues to spread globally, including in the United States. The COVID-19 outbreak is a widespread health crisis that has negatively affected large segments of the global economy, disrupted financial markets and international trade, resulting in increased unemployment levels and significantly impacted global supply chains, all of which may have a material adverse impact on our industry. In addition, federal, state and local governments have implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Although we are considered an essential business, any of these actions could adversely impact the ability of our employees, contractors, suppliers, customers and other business partners to conduct business activities for an indefinite period of time, which could have a material adverse effect on our results of operations, financial condition and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	reduce the availability and productivity and impact the health and well-being of our employees, customers and business partners;

•	impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets;

•	reduce electricity and steam demand in some or all of the regions in which we operate for a prolonged period, impacting our revenue;

•	cause delays and disruptions in the availability of and timely delivery of materials and components used in our operations and development activities; and

•	cause other unpredictable events.
We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that could have a material adverse impact on our maintenance and capital programs that we currently cannot anticipate. Although we continue to implement strong physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers, our systems and operations remain vulnerable to cyber-attacks and other disruptions due in part to the fact that a portion of our employees continue to work remotely as a result of the ongoing COVID-19 outbreak. Despite our efforts to manage various impacts, the situation surrounding the COVID-19 outbreak remains fluid and the potential for a material impact on our results of operations, financial condition and liquidity increases the longer the virus impacts activity levels in the U.S. and globally. The ultimate impact of the COVID-19 outbreak depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, we currently cannot estimate with any degree of certainty the potential impact to our financial position, results of operations and cash flows.

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
Date: May 12, 2020