Form 10-Q
period 2020-06-30
CALPINE CORP
filed 2020-08-13
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 105.2 shares of common stock, par value $0.001, were outstanding as of August 12, 2020, none of which were publicly traded.

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

i

DEFINITIONS
As used in this report for the quarter ended June 30, 2020 (this “Report”), the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

2024 Senior Unsecured Notes	The $650 million aggregate principal amount of 5.5% senior unsecured notes due 2024, issued February 3, 2015, repaid on August 10, 2020 and August 12, 2020

2025 Senior Unsecured Notes	The $1.55 billion aggregate principal amount of 5.75% senior unsecured notes due 2025, issued July 22, 2014, repaid on August 10, 2020 and August 12, 2020

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

2028 First Lien Notes	The $1.25 billion aggregate principal amount of 4.5% senior secured notes due 2028, issued December 20, 2019

2028 Senior Unsecured Notes	The $1.4 billion aggregate principal amount of 5.125% senior unsecured notes due 2028, issued December 27, 2019

2029 Senior Unsecured Notes	The $650 million aggregate principal amount of 4.625% senior unsecured notes due 2029, issued August 10, 2020

2031 Senior Unsecured Notes	The $850 million aggregate principal amount of 5.000% senior unsecured notes due 2031, issued August 10, 2020

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

CPUC	California Public Utilities Commission

ERCOT	Electric Reliability Council of Texas which is an entity that manages the flow of electric power to Texas customers representing approximately 90 percent of the state's electric load

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	U.S. Federal Deposit Insurance Corporation

FERC	U.S. Federal Energy Regulatory Commission

First Lien Notes	Collectively, the 2022 First Lien Notes, the 2024 First Lien Notes, the 2026 First Lien Notes and the 2028 First Lien Notes

First Lien Term Loans	Collectively, the 2024 First Lien Term Loan and the 2026 First Lien Term Loans

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 13 operating power plants

GPC	Geysers Power Company, LLC, an indirect, wholly owned subsidiary of Calpine

GPC Term Loan
The $900 million first lien senior secured term loan and $200 million letter of credit facility dated as of June 9, 2020, among Geysers Power Company, LLC, the guarantors party thereto and MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as First Lien Collateral Agent, and the lenders and issuing banks parties thereto

Greenfield LP
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

Senior Unsecured Notes
Collectively, the 2023 Senior Unsecured Notes, the 2024 Senior Unsecured Notes, the 2025 Senior Unsecured Notes, the 2028 Senior Unsecured Notes, the 2029 Senior Unsecured Notes and the 2031 Senior Unsecured Notes

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

Steamboat	Calpine Steamboat Holdings, LLC, an indirect, wholly owned subsidiary of Calpine

U.S. GAAP	Generally accepted accounting principles in the U.S.

VAR	Value-at-risk

VIE(s)	Variable interest entity(ies)

v

ABBREVIATION	DEFINITION
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating revenues:
Commodity revenue	$1,852	$2,128	$3,795	$4,666
Mark-to-market gain (loss)	(113)	467	232	523
Other revenue	5	4	9	9
Operating revenues	1,744	2,599	4,036	5,198
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,110	1,367	2,457	3,125
Mark-to-market (gain) loss	(148)	280	(4)	290
Fuel and purchased energy expense	962	1,647	2,453	3,415
Operating and maintenance expense	266	245	506	484
Depreciation and amortization expense	163	175	327	349
General and other administrative expense	31	34	62	66
Other operating expenses	14	19	31	38
Total operating expenses	1,436	2,120	3,379	4,352
Impairment losses	—	40	—	55
(Income) from unconsolidated subsidiaries	(4)	(5)	(4)	(11)
Income from operations	312	444	661	802
Interest expense	167	157	336	306
(Gain) loss on extinguishment of debt	8	3	8	(1)
Other (income) expense, net	5	5	9	28
Income before income taxes	132	279	308	469
Income tax expense (benefit)	(31)	9	15	19
Net income	163	270	293	450
Net income attributable to the noncontrolling interest	—	(4)	(2)	(9)
Net income attributable to Calpine	$163	$266	$291	$441

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income	$163	$270	$293	$450
Cash flow hedging activities:
Loss on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	(22)	(29)	(132)	(52)
Reclassification adjustment for (gain) loss on cash flow hedges realized in net income	25	(3)	31	(5)
Foreign currency translation gain (loss)	3	1	(4)	3
Income tax benefit (expense)	(1)	1	2	1
Other comprehensive income (loss)	5	(30)	(103)	(53)
Comprehensive income	168	240	190	397
Comprehensive (income) attributable to the noncontrolling interest	—	(3)	(2)	(8)
Comprehensive income attributable to Calpine	$168	$237	$188	$389

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2020	2019
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$677	$1,131
Accounts receivable, net of allowance of $9 and $9	683	757
Inventories	517	543
Margin deposits and other prepaid expense	346	367
Restricted cash, current	225	299
Derivative assets, current	199	156
Other current assets	42	49
Total current assets	2,689	3,302
Property, plant and equipment, net	11,937	11,963
Restricted cash, net of current portion	16	46
Investments in unconsolidated subsidiaries	67	70
Long-term derivative assets	250	246
Goodwill	242	242
Intangible assets, net	316	340
Other assets	438	440
Total assets	$15,955	$16,649
LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$569	$714
Accrued interest payable	108	61
Debt, current portion	231	1,268
Derivative liabilities, current	168	225
Other current liabilities	531	657
Total current liabilities	1,607	2,925
Debt, net of current portion	10,874	10,438
Long-term derivative liabilities	196	63
Other long-term liabilities	479	565
Total liabilities	13,156	13,991

Commitments and contingencies (see Note 9)
Stockholder’s equity:
Common stock, $0.001 par value per share; authorized 5,000 shares, 105.2 shares issued and outstanding	—	—
Additional paid-in capital	9,651	9,584
Accumulated deficit	(6,632)	(6,923)
Accumulated other comprehensive loss	(220)	(114)
Total Calpine stockholder’s equity	2,799	2,547
Noncontrolling interest	—	111
Total stockholder’s equity	2,799	2,658
Total liabilities and stockholder’s equity	$15,955	$16,649

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
(in millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2019	$—	$9,584	$(6,923)	$(114)	$111	$2,658
Net income	—	—	128	—	2	130
Other comprehensive loss	—	—	—	(108)	—	(108)
Acquisition of noncontrolling interest (Note 3)	—	67	—	(3)	(113)	(49)
Balance, March 31, 2020	$—	$9,651	$(6,795)	$(225)	$—	$2,631
Net income	—	—	163	—	—	163
Other comprehensive income	—	—	—	5	—	5
Balance, June 30, 2020	$—	$9,651	$(6,632)	$(220)	$—	2,799

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholder’s Equity
Balance, December 31, 2018	$—	$9,582	$(6,542)	$(77)	$93	$3,056
Net income	—	—	175	—	5	180
Other comprehensive loss	—	—	—	(23)	—	(23)
Other	—	2	—	—	(2)	—
Balance, March 31, 2019	$—	$9,584	$(6,367)	$(100)	$96	$3,213
Net income	—	—	266	—	4	270
Other comprehensive loss	—	—	—	(29)	(1)	(30)
Balance, June 30, 2019	$—	$9,584	$(6,101)	$(129)	$99	$3,453

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$293	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	361	398
Loss on extinguishment of debt	6	—
Deferred income taxes	9	16
Impairment losses	—	55
Mark-to-market activity, net	(198)	(231)
(Income) from unconsolidated subsidiaries	(4)	(11)
Return on investments from unconsolidated subsidiaries	—	11
Other	10	(3)
Change in operating assets and liabilities:
Accounts receivable	75	215
Accounts payable	(122)	(269)
Margin deposits and other prepaid expense	21	40
Other assets and liabilities, net	(146)	(61)
Derivative instruments, net	129	(91)
Net cash provided by operating activities	434	519
Cash flows from investing activities:
Purchases of property, plant and equipment	(320)	(304)
Other	16	(11)
Net cash used in investing activities	(304)	(315)
Cash flows from financing activities:
Borrowings under First Lien Term Loans	—	941
Repayment of CCFC Term Loan and First Lien Term Loans	(22)	(942)
Repayments of First Lien Notes	(429)	—
Repayments of Senior Unsecured Notes	(623)	(44)
Borrowings under revolving facilities	450	220
Repayments of revolving facilities	(450)	(175)
Borrowings from project financing, notes payable and other	900	34
Repayments of project financing, notes payable and other	(412)	(77)
Financing costs	(46)	(8)
Acquisition of noncontrolling interest(2) (Note 3)	(49)	—
Other	(7)	—
Net cash used in financing activities	(688)	(51)
Net increase (decrease) in cash, cash equivalents and restricted cash	(558)	153
Cash, cash equivalents and restricted cash, beginning of period	1,476	406
Cash, cash equivalents and restricted cash, end of period(3)	$918	$559

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$221	$283
Income taxes	$2	$8

Supplemental disclosure of non-cash investing and financing activities:
Change in capital expenditures included in accounts payable and other current liabilities	$(27)	$19
Plant tax settlement offset in prepaid assets	$—	$(4)
Asset retirement obligation adjustment offset in operating activities	$—	$(10)
Garrison Energy Center and RockGen Energy Center property, plant and equipment, net, classified as current assets held for sale	$—	$(335)
Garrison Energy Center capital lease liability classified as current liabilities held for sale	$—	$22
____________

(1)
Includes amortization recorded in Commodity revenue and Commodity expense associated with intangible assets and amortization recorded in interest expense associated with debt issuance costs and discounts.

(2)
On January 28, 2020, we completed the acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC for $35 million plus working capital adjustments of approximately $14 million for a total purchase price of approximately $49 million.

(3)	Our cash and cash equivalents, restricted cash, current and restricted cash, net of current portion are stated as separate line items on our Consolidated Condensed Balance Sheets.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2020
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

The table below represents the components of our restricted cash as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020			December 31, 2019
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service(1)	$55	$8	$63	$58	$8	$66
Construction/major maintenance(2)	35	7	42	28	6	34
Security/project/insurance(3)	130	—	130	209	31	240
Other	5	1	6	4	1	5
Total	$225	$16	$241	$299	$46	$345
___________

(1)	At June 30, 2020, includes $52 million in restricted cash that will be transferred to cash and cash equivalents during the third quarter of 2020 as a result of PG&E’s emergence from bankruptcy.

(2)	At June 30, 2020, includes $2 million in restricted cash that will be transferred to cash and cash equivalents during the third quarter of 2020 as a result of PG&E’s emergence from bankruptcy.

(3)
At December 31, 2019, includes $119 million in restricted cash associated with margin deposits received from PG&E that were returned to PG&E and replaced with letters of credit during the second quarter of 2020. At June 30, 2020, includes $34 million in restricted cash that will be transferred to cash and cash equivalents during the third quarter of 2020 as a result of PG&E’s emergence from bankruptcy.

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
Property, Plant and Equipment, Net — At June 30, 2020 and December 31, 2019, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	June 30, 2020	December 31, 2019	Depreciable Lives
Buildings, machinery and equipment	$16,488	$16,510	1.5	–	50	Years
Geothermal properties	1,595	1,553	13	–	58	Years
Other	282	291	3	–	50	Years
	18,365	18,354
Less: Accumulated depreciation	6,907	6,851
	11,458	11,503
Land	128	128
Construction in progress	351	332
Property, plant and equipment, net	$11,937	$11,963
Capitalized Interest — The total amount of interest capitalized was $3 million and $1 million during the three months ended June 30, 2020 and 2019, respectively, and $5 million and $8 million during the six months ended June 30, 2020 and 2019, respectively.
Goodwill — We assess the carrying amount of our goodwill annually for impairment during the third quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have not recorded any impairment losses or changes in the carrying amount of our goodwill during the three and six months ended June 30, 2020 and 2019.

Leases
Lessee — Supplemental balance sheet information related to our operating and finance leases is as follows as of June 30, 2020 and December 31, 2019 (in millions):

	Location on Consolidated Condensed Balance Sheet	June 30, 2020	December 31, 2019
Right-of-use assets – operating leases	Other assets	$165	$171

Right-of-use assets – finance leases	Property, plant and equipment, net	$102	$107

Operating lease obligation, current	Other current liabilities	$15	$12
Operating lease obligation, long-term	Other long-term liabilities	$164	$170

Finance lease obligation, current	Debt, current portion	$10	$10
Finance lease obligation, long-term	Debt, net of current portion	$58	$63
Lessor — We apply lease accounting to PPAs that meet the definition of a lease and determine lease classification treatment at commencement of the agreement. Revenue recognized related to fixed lease payments on our operating leases was $57 million and $70 million during the three months ended June 30, 2020 and 2019, respectively, and $105 million and $139 million during the six months ended June 30, 2020 and 2019, respectively.
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
Disaggregation of Revenues with Customers

The following tables represent a disaggregation of our operating revenues for the three and six months ended June 30, 2020 and 2019 by reportable segment (in millions). See Note 11 for a description of our segments.

	Three Months Ended June 30, 2020
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$163	$254	$99	$322	$—	$838
Capacity	66	28	104	—	—	198
Revenues relating to physical or executory contracts – third party	$229	$282	$203	$322	$—	$1,036

Affiliate(1):	$9	$10	$20	$2	$(41)	$—

Revenues relating to leases and derivative instruments(2)						$707
Other						1
Total operating revenues						$1,744

	Three Months Ended June 30, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$145	$318	$124	$413	$—	$1,000
Capacity	36	33	154	—	—	223
Revenues relating to physical or executory contracts – third party	$181	$351	$278	$413	$—	$1,223

Affiliate(1):	$6	$14	$30	$1	$(51)	$—

Revenues relating to leases and derivative instruments(2)						$1,376
Total operating revenues						$2,599

	Six Months Ended June 30, 2020
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$364	$473	$205	$646	$—	$1,688
Capacity	128	56	209	—	—	393
Revenues relating to physical or executory contracts – third party	$492	$529	$414	$646	$—	$2,081

Affiliate(1):	$26	$20	$39	$3	$(88)	$—

Revenues relating to leases and derivative instruments(2)						$1,953
Other						2
Total operating revenues						$4,036

	Six Months Ended June 30, 2019
	Wholesale
	West	Texas	East	Retail	Elimination	Total
Third Party:
Energy & other products	$437	$620	$327	$825	$—	$2,209
Capacity	71	65	331	—	—	467
Revenues relating to physical or executory contracts – third party	$508	$685	$658	$825	$—	$2,676

Affiliate(1):	$17	$28	$57	$4	$(106)	$—

Revenues relating to leases and derivative instruments(2)						$2,522
Total operating revenues						$5,198
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

Performance Obligations and Contract Balances
At June 30, 2020 and December 31, 2019, deferred revenue balances relating to contracts with our customers were included in other current liabilities on our Consolidated Condensed Balance Sheets and primarily relate to sales of environmental products and capacity. We classify deferred revenue as current or long-term based on the timing of when we expect to recognize revenue. The balance outstanding at June 30, 2020 and December 31, 2019 was $27 million and $14 million, respectively. The revenue recognized during the three months ended June 30, 2020 and 2019, relating to the deferred revenue balance at the beginning of each period was $2 million and $2 million, respectively. The revenue recognized during the six months ended June 30, 2020 and 2019, relating to the deferred revenue balance at the beginning of each period was $2 million and $3 million, respectively. Revenue recognized each period relating to deferred revenue balances resulted from our performance under the customer contracts. The change in the deferred revenue balance during the three and six months ended June 30, 2020 and 2019 was primarily due to the timing difference of when consideration was received and when the related good or service was transferred.
Performance Obligations not yet Satisfied
As of June 30, 2020, we have entered into certain contracts for fixed and determinable amounts with customers under which we have not yet completed our performance obligations which primarily includes agreements for which we are providing capacity from our generating facilities. We have revenues related to the sale of capacity through participation in various ISO capacity auctions estimated based upon cleared volumes and the sale of capacity to our customers of $346 million, $672 million, $449 million, $330 million and $203 million that will be recognized during the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively, and $108 million thereafter. Revenues under these contracts will be recognized as we transfer control of the commodities to our customers.

3.	Variable Interest Entities and Unconsolidated Investments
We consolidate all of our VIEs where we have determined that we are the primary beneficiary. There were no changes to our determination of whether we are the primary beneficiary of our VIEs for the six months ended June 30, 2020. See Note 7 in our 2019 Form 10-K for further information regarding our VIEs.

Consolidated VIEs
Our consolidated VIEs include natural gas-fired and geothermal power plants with an aggregate capacity of 7,354 MW and 6,669 MW at June 30, 2020 and December 31, 2019, respectively. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements among the VIEs, Calpine Corporation and its other wholly owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Other than amounts contractually required, we provided no additional material support to our VIEs in the form of cash and other contributions during each of the three and six months ended June 30, 2020 and 2019.
The table below has been updated to incorporate GPC as a consolidated VIE following the issuance of the GPC Term Loan during the second quarter of 2020. The table details summarized financial information (excluding intercompany balances which are eliminated in consolidation) for our consolidated VIEs as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Assets:
Current assets	$371	$371
Property, plant and equipment, net	3,846	3,454
Restricted cash, net of current portion	16	15
Other assets	151	53
Total assets	$4,384	$3,893
Liabilities:
Current liabilities	$250	$303
Debt, net of current portion	2,083	1,635
Long-term derivative liabilities	10	8
Other long-term liabilities	60	53
Total liabilities	$2,403	$1,999
Noncontrolling Interest — On January 28, 2020, we completed the acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC, which was owned by a third party, for $35 million plus working capital adjustments of approximately $14 million for a total purchase price of approximately $49 million, resulting in a $67 million increase to additional paid-in capital. Prior to the acquisition, we accounted for the third party ownership interest as a noncontrolling interest.
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
We account for these entities under the equity method of accounting and include our net equity interest in investments in unconsolidated subsidiaries on our Consolidated Condensed Balance Sheets. At June 30, 2020 and December 31, 2019, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of June 30, 2020	June 30, 2020	December 31, 2019
Greenfield LP(1)	50%	$63	$66
Calpine Receivables	100%	4	4
Total investments in unconsolidated subsidiaries		$67	$70
____________

(1)	Includes our share of AOCI related to interest rate hedging instruments associated with our unconsolidated subsidiary Greenfield LP’s debt.
Our risk of loss related to our investment in Greenfield LP is limited to our investment balance. Our risk of loss related to our investment in Calpine Receivables is $51 million which consists of our notes receivable from Calpine Receivables at June 30, 2020 and our initial investment associated with Calpine Receivables. See Note 10 for further information associated with our related party activity with Calpine Receivables.
Holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries; therefore, the debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. At June 30, 2020 and December 31, 2019, Greenfield LP’s debt was approximately $276 million and $299 million, respectively, and based on our pro rata share of our investment in Greenfield LP, our share of such debt would be approximately $138 million and $150 million at June 30, 2020 and December 31, 2019, respectively.
Our equity interest in the net income from our investments in unconsolidated subsidiaries for the three and six months ended June 30, 2020 and 2019, is recorded in (income) from unconsolidated subsidiaries. The following table sets forth details of our (income) from unconsolidated subsidiaries for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Greenfield LP	$(3)	$(4)	$(4)	$(6)
Whitby(1)	—	(2)	—	(6)
Calpine Receivables	(1)	1	—	1
Total	$(4)	$(5)	$(4)	$(11)
____________

(1)	On November 20, 2019, we sold our 50% interest in Whitby to a third party.
Distributions from Greenfield LP were nil during each of the three and six months ended June 30, 2020 and 2019. Distributions from Whitby were nil and $11 million during the three and six months ended June 30, 2019, respectively. We did not have material distributions from our investment in Calpine Receivables for the three and six months ended June 30, 2020 and 2019.

4.	Debt
Our debt at June 30, 2020 and December 31, 2019, was as follows (in millions):

	June 30, 2020	December 31, 2019
First Lien Term Loans	$3,155	$3,167
Senior Unsecured Notes	3,042	3,663
First Lien Notes	2,408	2,835
CCFC Term Loan	962	967
GPC Term Loan	867	—
Project financing, notes payable and other	481	879
Finance lease obligations	68	73
Revolving facilities	122	122
Subtotal	11,105	11,706
Less: Current maturities	231	1,268
Total long-term debt	$10,874	$10,438
Our effective interest rate on our consolidated debt, excluding the effects of capitalized interest and mark-to-market gains (losses) on interest rate hedging instruments, decreased to 5.3% for the six months ended June 30, 2020, from 5.9% for the same period in 2019.
First Lien Term Loans
The amounts outstanding under our First Lien Term Loans are summarized in the table below (in millions):

	June 30, 2020	December 31, 2019
2024 First Lien Term Loan	$1,508	$1,514
2026 First Lien Term Loans	1,647	1,653
Total First Lien Term Loans	$3,155	$3,167
Senior Unsecured Notes
The amounts outstanding under our Senior Unsecured Notes are summarized in the table below (in millions):

	June 30, 2020	December 31, 2019
2023 Senior Unsecured Notes(1)	$—	$623
2024 Senior Unsecured Notes(2)	479	479
2025 Senior Unsecured Notes(2)	1,175	1,174
2028 Senior Unsecured Notes(1)	1,388	1,387
Total Senior Unsecured Notes	$3,042	$3,663
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

(2)
On August 10, 2020, we utilized proceeds from our 2029 Senior Unsecured Notes and 2031 Senior Unsecured Notes, together with cash on hand, to purchase approximately $255 million and $1,045 million in aggregate principal amount of our 2024 Senior Unsecured Notes and 2025 Senior Unsecured Notes, respectively. On August 12, 2020, we redeemed the remaining amounts outstanding under our 2024 Senior Unsecured Notes and 2025 Senior Unsecured Notes.

On August 10, 2020, we issued $650 million in aggregate principal amount of 4.625% senior unsecured notes due 2029 and $850 million in aggregate principal amount of 5.000% senior unsecured notes due 2031 in private placements. The 2029 Senior Unsecured Notes bear interest at 4.625% per annum and the 2031 Senior Unsecured Notes bear interest at 5.000% per annum with interest payable on both series of notes semi-annually on February 1 and August 1 of each year, beginning on February 1, 2021. The 2029 Senior Unsecured Notes and 2031 Senior Unsecured Notes mature on February 1, 2029 and February 1, 2031, respectively. We used the net proceeds from the 2029 Senior Unsecured Notes and 2031 Senior Unsecured Notes, together with cash on hand, to pay the consideration in connection with the tender offers and redeem any of the 2024 Senior Unsecured Notes and 2025 Senior Unsecured Notes not tendered in connection with the tender offers.
First Lien Notes
The amounts outstanding under our First Lien Notes are summarized in the table below (in millions):

	June 30, 2020	December 31, 2019
2022 First Lien Notes(1)	$—	$245
2024 First Lien Notes(2)	—	184
2026 First Lien Notes	1,173	1,172
2028 First Lien Notes	1,235	1,234
Total First Lien Notes	$2,408	$2,835
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

GPC Term Loan
On June 9, 2020, GPC and the guarantors party thereto entered into a seven-year $900 million first lien senior secured term loan facility and three senior secured revolving letter of credit facilities totaling $200 million. The GPC Term Loan is certified under the Climate Bonds Standard. Any letters of credit issued under the GPC Term Loan letter of credit facilities must be at the request of and for the account of GPC. The GPC Term Loan bears interest, at GPC’s option, at either (i) the Base Rate, equal to the highest of (a) the Federal Funds Rate plus 0.50% per annum, (b) the prime rate published in the Wall Street Journal, or (c) 1.0% plus an applicable margin of 1.0%, increasing by 0.125% every three years, or (ii) LIBOR plus an applicable margin of 2.0% per annum, increasing by 0.125% every three years. The GPC Term Loan matures on June 9, 2027, but may be prepaid at any time upon irrevocable notice to the Administrative Agent. We used a portion of the proceeds from the GPC Term Loan to repay project debt associated with Steamboat as further discussed below.
The GPC Term Loan is secured by certain real and personal property of GPC consisting primarily of the Geysers Assets. The GPC Term Loan is not guaranteed by Calpine Corporation and is without recourse to Calpine Corporation or any of our non-GPC subsidiaries or assets; however, GPC generates a portion of its cash flows from an intercompany tolling agreement with Calpine Energy Services, L.P. and has various service agreements in place with other subsidiaries of Calpine Corporation.
Project Financing, Notes Payable and Other
On June 12, 2020, we used a portion of the proceeds from the GPC Term Loan to repay approximately $342 million in carrying value of project debt associated with Steamboat and recorded approximately $8 million in loss on extinguishment of debt during the second quarter of 2020.
On July 1, 2020, PG&E and PG&E Corporation emerged from bankruptcy. Our Russell City Energy Center and Los Esteros Critical Energy Facility sell energy and energy-related products to PG&E through PPAs. Subsequent to the bankruptcy filing, we received all material payments under the PPAs, either directly or through the application of collateral. As a result of PG&E’s bankruptcy, we were temporarily unable to make distributions from our Russell City and Los Esteros projects in accordance with the terms of the project debt agreements associated with each related project. Under PG&E's plan of reorganization, our PPAs were assumed and any restrictions on distributing cash from our Russell City and Los Esteros projects were cured. Additionally, the forbearance agreements associated with our Russell City and Los Esteros project debt agreements were terminated in accordance with the terms of the agreements. Accordingly, following removal of bankruptcy proceeding restrictions, our Russell City and Los Esteros projects will distribute funds in the amount of $88 million to Calpine Corporation in August 2020.
Corporate Revolving Facility and Other Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Corporate Revolving Facility(1)	$462	$604
CDHI	3	3
Various project financing facilities(2)	336	184
Other corporate facilities(3)	275	294
Total	$1,076	$1,085
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility and matures on March 8, 2023.

(2)	On June 9, 2020, we entered into the GPC Term Loan which provides for $200 million in letter of credit facilities.

(3)	On April 9, 2020, we amended one of our unsecured letter of credit facilities to partially extend the maturity of $100 million in commitments from June 20, 2020 to June 20, 2022.
Fair Value of Debt
We record our debt instruments based on contractual terms, net of any applicable premium or discount and debt issuance costs. The following table details the fair values and carrying values of our debt instruments at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Term Loans	$3,081	$3,155	$3,238	$3,167
Senior Unsecured Notes	3,027	3,042	3,764	3,663
First Lien Notes	2,404	2,408	2,929	2,835
CCFC Term Loan	941	962	982	967
GPC Term Loan	900	867	—	—
Project financing, notes payable and other(1)	426	419	822	817
Revolving facilities	122	122	122	122
Total	$10,901	$10,975	$11,857	$11,571
____________

(1)	Excludes an agreement that is accounted for as a failed sale-leaseback transaction under U.S. GAAP.
Our First Lien Term Loans, Senior Unsecured Notes, First Lien Notes and CCFC Term Loan are categorized as level 2 within the fair value hierarchy. Our GPC Term Loan, revolving facilities and project financing, notes payable and other debt instruments are categorized as level 3 within the fair value hierarchy. We do not have any debt instruments with fair value measurements categorized as level 1 within the fair value hierarchy.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement at period end. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our estimate of the fair value of our assets and liabilities and their placement within the fair value hierarchy levels. The following tables present our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Assets and Liabilities with Recurring Fair Value Measures as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$417	$—	$—	$417
Commodity instruments:
Commodity exchange traded derivatives contracts	991	—	—	991
Commodity forward contracts(2)	—	424	364	788
Interest rate hedging instruments	—	—	—	—
Effect of netting and allocation of collateral(3)(4)	(991)	(299)	(40)	(1,330)
Total assets	$417	$125	$324	$866
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$1,001	$—	$—	$1,001
Commodity forward contracts(2)	—	421	118	539
Interest rate hedging instruments	—	161	—	161
Effect of netting and allocation of collateral(3)(4)	(1,001)	(296)	(40)	(1,337)
Total liabilities	$—	$286	$78	$364

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$784	$—	$—	$784
Commodity instruments:
Commodity exchange traded derivatives contracts	872	—	—	872
Commodity forward contracts(2)	—	245	294	539
Interest rate hedging instruments	—	12	—	12
Effect of netting and allocation of collateral(3)(4)	(872)	(131)	(18)	(1,021)
Total assets	$784	$126	$276	$1,186
Liabilities:
Commodity instruments:
Commodity exchange traded derivatives contracts	$984	$—	$—	$984
Commodity forward contracts(2)	—	285	123	408
Interest rate hedging instruments	—	31	—	31
Effect of netting and allocation of collateral(3)(4)	(984)	(133)	(18)	(1,135)
Total liabilities	$—	$183	$105	$288
___________

(1)
At June 30, 2020 and December 31, 2019, we had cash equivalents of $190 million and $573 million included in cash and cash equivalents and $227 million and $211 million included in restricted cash, respectively.

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

(4)
Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $10 million, $(3) million and nil, respectively, at June 30, 2020. Cash collateral posted with (received from) counterparties allocated to level 1, level 2 and level 3 derivative instruments totaled $112 million, $2 million and nil, respectively, at December 31, 2019.

At June 30, 2020 and December 31, 2019, the derivative instruments classified as level 3 primarily included commodity contracts. The fair value of the net derivative position classified as level 3 is predominantly driven by market commodity prices. The following table presents quantitative information for the unobservable inputs used in our most significant level 3 fair value measurements at June 30, 2020 and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2020
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range				Average(2)
	(in millions)
Power Contracts(1)	$206	Discounted cash flow	Market price (per MWh)	$3.18	—	$175.51	/MWh	$28.97
Power Congestion Products	$6	Discounted cash flow	Market price (per MWh)	$(6.48)	—	$11.88	/MWh	$1.20
Natural Gas Contracts	$9	Discounted cash flow	Market price (per MMBtu)	$1.33	—	$4.62	/MMBtu	$2.82

	December 31, 2019
	Fair Value, Net Asset		Significant Unobservable
	(Liability)	Valuation Technique	Input	Range
	(in millions)
Power Contracts(1)	$158	Discounted cash flow	Market price (per MWh)	$4.85	—	$184.15	/MWh
Power Congestion Products	$17	Discounted cash flow	Market price (per MWh)	$(10.32)	—	$20	/MWh
Natural Gas Contracts	$(20)	Discounted cash flow	Market price (per MMBtu)	$1.73	—	$6.45	/MMBtu
___________

(1)	Power contracts include power and heat rate instruments classified as level 3 in the fair value hierarchy.

(2)	Amount represents the arithmetic average of the significant unobservable input based on the range disclosed.

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$249	$105	$171	$(8)
Realized and mark-to-market gains (losses):
Included in net income:
Included in operating revenues(1)	37	152	106	197
Included in fuel and purchased energy expense(2)	3	1	(1)	2
Change in collateral	—	(1)	—	1
Purchases, Issuances and settlements:
Purchases	1	1	1	3
Issuances	—	(1)	—	(1)
Settlements	(49)	(35)	(36)	28
Transfers in and/or out of level 3:
Transfers into level 3(3)	10	6	11	7
Transfers out of level 3(4)	(5)	(1)	(6)	(2)
Balance, end of period	$246	$227	$246	$227
Change in unrealized gains (losses) included in net income relating to instruments still held at end of period	$40	$153	$105	$199
___________

(1)	For power contracts and other power-related products, included on our Consolidated Condensed Statements of Operations.

(2)	For natural gas and power contracts, swaps and options, included on our Consolidated Condensed Statements of Operations.

(3)
We had $10 million and $6 million in gains transferred out of level 2 into level 3 for the three months ended June 30, 2020 and 2019, respectively, and $11 million and $7 million in gains transferred out of level 2 into level 3 for the six months ended June 30, 2020 and 2019, respectively, due to changes in market liquidity in various power markets.

(4)
We had $5 million and $1 million in gains transferred out of level 3 into level 2 for the three months ended June 30, 2020 and 2019, respectively, and $6 million and $2 million in gains transferred out of level 3 into level 2 for the six months ended June 30, 2020 and 2019, respectively, due to changes in market liquidity in various power markets.

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
We also engage in limited trading activities related to our commodity derivative portfolio as authorized by our Board of Directors and monitored by our Chief Risk Officer and Risk Management Committee of senior management. These transactions are executed primarily for the purpose of providing improved price and price volatility discovery, greater market access, and profiting from our market knowledge, all of which benefit our asset hedging activities. Our trading results were not material for each of the three and six months ended June 30, 2020 and 2019.
Interest Rate Hedging Instruments — A portion of our debt is indexed to base rates, primarily LIBOR. We have historically used interest rate hedging instruments to adjust the mix between fixed and variable rate debt to hedge our interest rate risk for potential adverse changes in interest rates. As of June 30, 2020, the maximum length of time over which we were hedging using interest rate hedging instruments designated as cash flow hedges was 7 years.
As of June 30, 2020 and December 31, 2019, the net forward notional buy (sell) position of our outstanding commodity derivative instruments that did not qualify or were not designated under the normal purchase normal sale exemption and our interest rate hedging instruments were as follows:

Derivative Instruments	Notional Amounts
	June 30, 2020	December 31, 2019	Unit of Measure
Power	(242)	(184)	Million MWh
Natural gas	1,165	1,063	Million MMBtu
Environmental credits	36	26	Million Tonnes
Interest rate hedging instruments(1)	$7.0	$4.8	Billion U.S. dollars
___________

(1)	During the first half of 2020, we entered into interest rate hedging instruments to hedge approximately $2.4 billion of variable rate debt.
Certain of our derivative instruments contain credit risk-related contingent provisions that require us to maintain collateral balances consistent with our credit ratings. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of June 30, 2020, was $120 million for which we have posted collateral of $37 million by posting margin deposits, letters of credit or granting additional first priority liens on the assets currently subject to first priority liens under our First Lien Notes, First Lien Term Loans and Corporate Revolving Facility. However, if our credit rating were downgraded by one notch from its current level, we estimate that $6 million of additional collateral would be required and that no counterparty could request immediate, full settlement.
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
The following tables present the fair values of our derivative instruments and our net exposure after offsetting amounts subject to a master netting arrangement with the same counterparty to our derivative instruments recorded on our Consolidated Condensed Balance Sheets by location and hedge type at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$758	$(758)	$—
Commodity forward contracts	440	(241)	199
Interest rate hedging instruments	—	—	—
Total current derivative assets(2)	$1,198	$(999)	$199
Commodity exchange traded derivatives contracts	233	(233)	—
Commodity forward contracts	348	(98)	250
Interest rate hedging instruments	—	—	—
Total long-term derivative assets(2)	$581	$(331)	$250
Total derivative assets	$1,779	$(1,330)	$449

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(733)	$733	$—
Commodity forward contracts	(357)	238	(119)
Interest rate hedging instruments	(49)	—	(49)
Total current derivative (liabilities)(2)	$(1,139)	$971	$(168)
Commodity exchange traded derivatives contracts	(268)	268	—
Commodity forward contracts	(182)	98	(84)
Interest rate hedging instruments	(112)	—	(112)
Total long-term derivative (liabilities)(2)	$(562)	$366	$(196)
Total derivative liabilities	$(1,701)	$1,337	$(364)
Net derivative assets (liabilities)	$78	$7	$85

	December 31, 2019
	Gross Amounts of Assets and (Liabilities)	Gross Amounts Offset on the Consolidated Condensed Balance Sheets	Net Amount Presented on the Consolidated Condensed Balance Sheets(1)
Derivative assets:
Commodity exchange traded derivatives contracts	$727	$(727)	$—
Commodity forward contracts	262	(108)	154
Interest rate hedging instruments	2	—	2
Total current derivative assets(3)	$991	$(835)	$156
Commodity exchange traded derivatives contracts	145	(145)	—
Commodity forward contracts	277	(41)	236
Interest rate hedging instruments	10	—	10
Total long-term derivative assets(3)	$432	$(186)	$246
Total derivative assets	$1,423	$(1,021)	$402

Derivative (liabilities):
Commodity exchange traded derivatives contracts	$(830)	$830	$—
Commodity forward contracts	(321)	109	(212)
Interest rate hedging instruments	(13)	—	(13)
Total current derivative (liabilities)(3)	$(1,164)	$939	$(225)
Commodity exchange traded derivatives contracts	(154)	154	—
Commodity forward contracts	(87)	42	(45)
Interest rate hedging instruments	(18)	—	(18)
Total long-term derivative (liabilities)(3)	$(259)	$196	$(63)
Total derivative liabilities	$(1,423)	$1,135	$(288)
Net derivative assets (liabilities)	$—	$114	$114
____________

(1)
At June 30, 2020 and December 31, 2019, we had $260 million and $191 million, respectively, of collateral under master netting arrangements that were not offset against our derivative instruments on the Consolidated Condensed Balance Sheets primarily related to initial margin requirements.

(2)
At June 30, 2020, current and long-term derivative assets are shown net of collateral of $(28) million and $(9) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $1 million and $43 million, respectively.

(3)
At December 31, 2019, current and long-term derivative assets are shown net of collateral of $(4) million and $(4) million, respectively, and current and long-term derivative liabilities are shown net of collateral of $108 million and $14 million, respectively.

	June 30, 2020		December 31, 2019
	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities	Fair Value of Derivative Assets	Fair Value of Derivative Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate hedging instruments	$—	$119	$12	$29
Total derivatives designated as cash flow hedging instruments	$—	$119	$12	$29

Derivatives not designated as hedging instruments:
Commodity instruments	$449	$203	$390	$257
Interest rate hedging instruments	—	42	—	2
Total derivatives not designated as hedging instruments	$449	$245	$390	$259
Total derivatives	$449	$364	$402	$288
Derivatives Included on Our Consolidated Condensed Statements of Operations
Changes in the fair values of our derivative instruments are reflected in cash for option premiums paid or collected, in OCI, net of tax, for derivative instruments which qualify for and we have elected cash flow hedge accounting treatment, or on our Consolidated Condensed Statements of Operations as a component of mark-to-market activity within our earnings.
The following tables detail the components of our total activity for both the net realized gain (loss) and the net mark-to-market gain (loss) recognized from our derivative instruments in earnings and where these components were recorded on our Consolidated Condensed Statements of Operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized gain (loss)(1)(2)
Commodity derivative instruments	$36	$58	$33	$169
Interest rate hedging instruments(3)	(18)	—	(18)	—
Total realized gain (loss)	$18	$58	$15	$169

Mark-to-market gain (loss)(4)
Commodity derivative instruments	$35	$187	$236	$233
Interest rate hedging instruments	(14)	(1)	(38)	(2)
Total mark-to-market gain (loss)	$21	$186	$198	$231
Total activity, net	$39	$244	$213	$400
___________

(1)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(2)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.

(3)	Includes costs associated with the termination of de-designated interest rate hedging instruments recorded to interest expense related to our Steamboat project debt that was repaid in June 2020.

(4)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized and mark-to-market gain (loss)(1)
Derivatives contracts included in operating revenues(2)(3)	$34	$541	$541	$578
Derivatives contracts included in fuel and purchased energy expense(2)(3)	37	(296)	(272)	(176)
Interest rate hedging instruments included in interest expense(4)	(32)	(1)	(56)	(2)
Total activity, net	$39	$244	$213	$400
___________

(1)	In addition to changes in market value on derivatives not designated as hedges, changes in mark-to-market gain (loss) also includes adjustments to reflect changes in credit default risk exposure.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)	Includes amortization of acquisition date fair value of financial derivative activity related to the acquisition of Champion Energy and Calpine Solutions.

(4)	Includes costs associated with the termination of de-designated interest rate hedging instruments recorded to interest expense related to our Steamboat project debt that was repaid in June 2020.
Derivatives Included in OCI and AOCI
The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment and are included in OCI and AOCI for the periods indicated (in millions):

	Three Months Ended June 30,		Three Months Ended June 30,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(2)(3)
	2020	2019	2020	2019	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)	$3	$(32)	$(25)	$3	Interest expense

	Six Months Ended June 30,		Six Months Ended June 30,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income(2)(3)
	2020	2019	2020	2019	Affected Line Item on the Consolidated Condensed Statements of Operations
Interest rate hedging instruments(1)	$(101)	$(57)	$(31)	$5	Interest expense
____________

(1)
We recorded an income tax expense of $1 million and an income tax (benefit) of $(1) million for the three months ended June 30, 2020 and 2019, respectively, and income tax (benefit) of $(2) million and $(1) million for the six months ended June 30, 2020 and 2019, respectively, in AOCI related to our cash flow hedging activities.

(2)
Cumulative cash flow hedge losses attributable to Calpine, net of tax, remaining in AOCI were $174 million and $72 million at June 30, 2020 and December 31, 2019, respectively. Cumulative cash flow hedge losses attributable to the noncontrolling interest, net of tax, remaining in AOCI were nil and $3 million at June 30, 2020 and December 31, 2019, respectively.

(3)
Includes losses of $16 million and nil that were reclassified from AOCI to interest expense for the three months ended June 30, 2020 and 2019, respectively, and losses of $16 million and $1 million that were reclassified from AOCI to interest expense for the six months ended June 30, 2020 and 2019, respectively, where the hedged transactions became probable of not occurring.

We estimate that pre-tax net losses of $57 million would be reclassified from AOCI into interest expense during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI into earnings (positive or negative) will be for the next 12 months.

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
The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Margin deposits(1)	$290	$432
Natural gas and power prepayments	31	29
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$321	$461

Letters of credit issued	$877	$906
First priority liens under power and natural gas agreements	20	42
First priority liens under interest rate hedging instruments	168	31
Total letters of credit and first priority liens with our counterparties	$1,065	$979

Margin deposits posted with us by our counterparties(1)(3)	$23	$127
Letters of credit posted with us by our counterparties	212	25
Total margin deposits and letters of credit posted with us by our counterparties	$235	$152
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

(2)
At June 30, 2020 and December 31, 2019, $19 million and $117 million, respectively, were included in current and long-term derivative assets and liabilities, $294 million and $336 million, respectively, were included in margin deposits and other prepaid expense and $8 million and $8 million, respectively, were included in other assets on our Consolidated Condensed Balance Sheets.

(3)
At June 30, 2020 and December 31, 2019, $12 million and $3 million, respectively, were included in current and long-term derivative assets and liabilities, $11 million and $93 million, respectively, were included in other current liabilities and nil and $31 million, respectively, were included in other long-term liabilities on our Consolidated Condensed Balance Sheets.

Future collateral requirements for cash, first priority liens and letters of credit may increase or decrease based on the extent of our involvement in hedging and optimization contracts, movements in commodity prices, and also based on our credit ratings and general perception of creditworthiness in our market.

8.	Income Taxes
Income Tax Expense (Benefit)

The table below shows our consolidated income tax expense (benefit) and our effective tax rates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense (benefit)	$(31)	$9	$15	$19
Effective tax rate	(23)%	3%	5%	4%
Our income tax rates do not bear a customary relationship to statutory income tax rates primarily as a result of the effect of our NOLs and changes in unrecognized tax benefits and valuation allowances. For the three and six months ended June 30, 2020 and 2019, the income tax expense recognized resulted from timing differences between the recognition of federal income tax expense and corresponding changes in NOLs and the valuation allowance.
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
Valuation Allowance — U.S. GAAP requires that we consider all available evidence, both positive and negative, future earnings and tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. We have federal NOLs available to offset future income tax obligations recognized as deferred tax assets in the amount of $1.5 billion at June 30, 2020. During the second quarter of 2020, we recorded a partial valuation allowance release to the federal valuation allowance in the amount of $77 million. We recognize a valuation allowance against a subset of these NOLs given uncertainty in our ability to utilize all such NOLs. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. For purposes of this evaluation, we consider both the existence of future taxable earnings as well as available tax planning strategies. To the extent that future expected sources of earnings materially changes, this could result in the reduction or increase in our valuation allowance.

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

Guarantees and Indemnifications
Our potential exposure under guarantee and indemnification obligations can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Our total maximum exposure under our guarantee and indemnification obligations is not estimable due to uncertainty as to whether claims will be made or how any potential claim will be resolved. As of June 30, 2020, there are no material outstanding claims related to our guarantee and indemnification obligations and we do not anticipate that we will be required to make any material payments under our guarantee and indemnification obligations. There have been no material changes to our guarantees and indemnifications from those disclosed in Note 16 of our 2019 Form 10-K.

10.	Related Party Transactions
We have entered into various agreements with related parties associated with the operation of our business. A description of these related party transactions is provided below:
Calpine Receivables — Under the Accounts Receivable Sales Program, at June 30, 2020 and December 31, 2019, we had $195 million and $222 million, respectively, in trade accounts receivable outstanding that were sold to Calpine Receivables and $41 million and $38 million, respectively, in notes receivable from Calpine Receivables which were recorded on our Consolidated Condensed Balance Sheets. During the six months ended June 30, 2020 and 2019, we sold an aggregate of $1.0 billion and $1.1 billion, respectively, in trade accounts receivable and recorded $1.0 billion and $1.1 billion, respectively, in proceeds. For a further discussion of the Accounts Receivable Sales Program and Calpine Receivables, see Notes 7 and 17 in our 2019 Form 10-K.
Lyondell — We have a ground lease agreement with Houston Refining LP (“Houston Refining”), a subsidiary of Lyondell, for our Channel Energy Center site from which we sell power, capacity and steam to Houston Refining under a PPA. We purchase refinery gas and raw water from Houston Refining under a facilities services agreement. One of the entities which has a material ownership interest in Calpine also has an ownership interest in Lyondell whereby they may significantly influence the management and operating policies of Lyondell. We recorded $14 million and $17 million in operating revenues during the three months ended June 30, 2020 and 2019, respectively, and $27 million and $37 million in operating revenues during the six months ended June 30, 2020 and 2019, respectively. We recorded $3 million and $4 million in operating expenses during the three months ended June 30, 2020 and 2019, respectively, and $6 million and $7 million in operating expenses during the six months ended June 30, 2020 and 2019, respectively, associated with the Lyondell contract. At June 30, 2020 and December 31, 2019, the related party receivable and payable associated with the Lyondell contract were immaterial.
Other — We have identified other related party contracts for the sale of power, capacity, steam and RECs which are entered into in the ordinary course of our business. Most of these contracts relate to the sale of commodities and capacity for varying tenors. We have also entered into a long-term land lease agreement with a related party. As of June 30, 2020 and December 31, 2019, the related party revenues, expenses, receivables and payables associated with these transactions were immaterial.

11.	Segment Information
We assess our business on a regional basis due to the effect on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors affecting supply and demand. At June 30, 2020, our geographic reportable segments for our wholesale business are West (including geothermal), Texas and East (including Canada) and we have a separate reportable segment for our retail business. We continue to evaluate the optimal manner in which we assess our performance including our segments and future changes may result in changes to the composition of our geographic segments.

Commodity Margin is a key operational measure of profit reviewed by our chief operating decision maker to assess the performance of our segments. The tables below show financial data for our segments (including a reconciliation of Commodity Margin to income (loss) from operations by segment) for the periods indicated (in millions):

	Three Months Ended June 30, 2020
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$470	$620	$244	$720	$(310)	$1,744

Commodity Margin	$269	$172	$193	$89	$—	$723
Add: Mark-to-market commodity activity, net and other(2)	67	(17)	(38)	56	(9)	59
Less:
Operating and maintenance expense	96	73	71	35	(9)	266
Depreciation and amortization expense	56	50	45	12	—	163
General and other administrative expense	6	13	8	4	—	31
Other operating expenses	7	1	6	—	—	14
(Income) from unconsolidated subsidiaries	—	—	(4)	—	—	(4)
Income from operations	171	18	29	94	—	312
Interest expense						167
Gain (loss) on extinguishment of debt and other (income) expense, net						13
Income before income taxes						$132

	Three Months Ended June 30, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(1)	$649	$899	$646	$1,082	$(677)	$2,599

Commodity Margin	$251	$173	$235	$93	$—	$752
Add: Mark-to-market commodity activity, net and other(2)	58	240	94	(182)	(10)	200
Less:
Operating and maintenance expense	84	66	72	33	(10)	245
Depreciation and amortization expense	60	54	48	13	—	175
General and other administrative expense	5	15	10	4	—	34
Other operating expenses	7	1	11	—	—	19
Impairment losses	—	—	40	—	—	40
(Income) from unconsolidated subsidiaries	—	—	(6)	1	—	(5)
Income (loss) from operations	153	277	154	(140)	—	444
Interest expense						157
Gain (loss) on extinguishment of debt and other (income) expense, net						8
Income before income taxes						$279

	Six Months Ended June 30, 2020
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$1,175	$1,270	$786	$1,628	$(823)	$4,036

Commodity Margin	$503	$285	$343	$180	$—	$1,311
Add: Mark-to-market commodity activity, net and other(4)	121	84	44	40	(17)	272
Less:
Operating and maintenance expense	182	139	134	68	(17)	506
Depreciation and amortization expense	112	100	91	24	—	327
General and other administrative expense	14	24	16	8	—	62
Other operating expenses	15	3	13	—	—	31
(Income) from unconsolidated subsidiaries	—	—	(4)	—	—	(4)
Income from operations	301	103	137	120	—	661
Interest expense						336
Gain (loss) on extinguishment of debt and other (income) expense, net						17
Income before income taxes						$308

	Six Months Ended June 30, 2019
	Wholesale				Consolidation
	West	Texas	East	Retail	Elimination	Total
Total operating revenues(3)	$1,331	$1,642	$1,335	$2,080	$(1,190)	$5,198

Commodity Margin	$515	$335	$500	$181	$—	$1,531
Add: Mark-to-market commodity activity, net and other(4)	114	284	107	(235)	(18)	252
Less:
Operating and maintenance expense	165	131	139	67	(18)	484
Depreciation and amortization expense	133	99	91	26	—	349
General and other administrative expense	12	27	19	8	—	66
Other operating expenses	16	3	19	—	—	38
Impairment losses	—	—	55	—	—	55
(Income) from unconsolidated subsidiaries	—	—	(12)	1	—	(11)
Income (loss) from operations	303	359	296	(156)	—	802
Interest expense						306
Gain (loss) on extinguishment of debt and other (income) expense, net						27
Income before income taxes						$469
_________

(1)
Includes intersegment revenues of $70 million and $100 million in the West, $214 million and $348 million in Texas, $24 million and $228 million in the East and $2 million and $1 million in Retail for the three months ended June 30, 2020 and 2019, respectively.

(2)	Includes $(22) million and $(19) million of lease levelization and $9 million and $18 million of amortization expense for the three months ended June 30, 2020 and 2019, respectively.

(3)
Includes intersegment revenues of $189 million and $262 million in the West, $432 million and $559 million in Texas, $199 million and $365 million in the East and $3 million and $4 million in Retail for the six months ended June 30, 2020 and 2019, respectively.

(4)	Includes $(40) million and $(35) million of lease levelization and $25 million and $39 million of amortization expense for the six months ended June 30, 2020 and 2019, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our wholesale power plant portfolio, including partnership interests, consists of 78 power plants, including two under construction, with an aggregate current generation capacity of 26,103 MW and 381 MW under construction. Our fleet consists of 62 natural gas-fired combustion turbine-based plants, one natural gas and fuel oil-fired steam-based plant, 13 geothermal steam turbine-based plants, one photovoltaic solar plant and one battery storage plant. Our wholesale geographic segments have an aggregate generation capacity of 7,590 MW with an additional 20 MW under construction in the West, 9,183 MW in Texas and 9,330 MW with an additional 361 MW under construction in the East. Inclusive of our power generation portfolio and our retail sales platforms, we serve customers in 23 states in the U.S. and in Canada and Mexico.
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
Uncertainty Related to the COVID-19 Pandemic
In March 2020, the World Health Organization categorized the novel coronavirus disease 2019 (COVID-19) as a pandemic, and the President declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world negatively affecting the global economy, disrupting global supply chains and workforce participation and resulting in significant volatility and disruption of financial markets. While we have noted recovery in certain key geographic areas where we own generation facilities, we continue to closely monitor the impact of the COVID-19 outbreak on all aspects of our business, including how it has affected and continues to affect our employees, customers, suppliers and the communities in which we operate.
Our first priority with regard to the COVID-19 outbreak is to ensure the health and safety of our employees and contractors. As one of the largest independent power producers in the U.S., we are designated as an “essential business” and have an obligation to operate our fleet of power plants to sustain the bulk electric system and manage retail customer power delivery obligations. To ensure the continued reliable operations of our generation fleet and delivery of power to our retail customers, we continue to abide by a set of safety and health measures as a means to ensure we are able to provide reliable energy to the markets we serve. These measures include restricting access at our power plants to only mission-critical individuals and adherence to social distancing protocols wherever possible. Additionally, our commercial and retail operations, including all support staff such as legal, accounting, finance, information technology and human resources, continue to work remotely.
To date, the COVID-19 outbreak has not had a material adverse effect on our operations, financial condition or cash flows. While the ultimate determination depends on the length and severity of the crisis, as of the filing of this Report, we anticipate our cash flows from operations and our available sources of liquidity will be sufficient to meet our current cash requirements during this period. As the impact of the COVID-19 outbreak on the economy and our operations evolves, we will continue to assess and manage our liquidity needs.
The ultimate extent to which the COVID-19 pandemic may impact our business, operating results, financial condition or liquidity will depend on future developments, including the duration of the outbreak, continued business and workforce disruptions, the effectiveness of actions taken to contain and treat the disease and the lasting effect on the economy, especially in the geographic areas where we own and operate power generating facilities and serve retail customers. Given the uncertainty concerning the overall impact of the COVID-19 outbreak, while we do not anticipate the effect of the outbreak to have a material adverse effect on our financial condition, results of operations or cash flows for the year ended December 31, 2020, we are unable to predict the ultimate impact of the outbreak on our future results. For further discussion, see “Item 1A. Risk Factors” in Part II of this Report.
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
CAISO
The CPUC determines Resource Adequacy (“RA”) requirements for load serving entities (“LSEs”) and for specified local areas utilizing inputs from the CAISO in order to ensure the reliability of electric service in California. CPUC rules require LSEs to contract for capacity with sufficient generation resources to ensure reliability. A recent CPUC decision implemented Central Procurement Entities (“CPEs”) to meet local RA requirements. CPEs, initially Southern California Edison and PG&E in their respective service territories, will meet local RA requirements on behalf of all LSEs and recover the cost through distribution rates. To the extent LSEs or CPEs have not procured sufficient capacity through the CPUC administered processes, the CAISO can procure additional capacity using the Capacity Procurement Mechanism (“CPM”) as well as Reliability Must-Run (“RMR”) contracts. We do not know at this point whether these changes will be impactful to our business.
ERCOT
On March 26, 2020, the Public Utility Commission of Texas (“PUCT”) adopted the COVID-19 Electricity Relief Program (“ERP”) to mitigate the impact of COVID-19 on Texas utility customers who are experiencing economic hardship as a result of the pandemic. The ERP creates a temporary exemption from disconnections for eligible residential customers who cannot pay their electricity bills. To pay for the ERP, the PUCT has authorized the utility companies to implement a new rider which is set at $0.33/MWh for all customer classes. The funds collected will be utilized to cover the unpaid bills for these eligible residential customers experiencing unemployment due to the impacts of COVID-19 and to ensure these customers continue receiving electric service. The ERP is set to end on August 31, 2020, but the PUCT has the discretion to extend the program if necessary. Although we anticipate our losses resulting from the ERP will not be material to us, we are unable to predict whether the funds we expect to recover from the PUCT will be sufficient to recover our loss exposure.
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
Multiple parties sought rehearing of the FERC’s June 29, 2018 order and the December 2019 Order. The FERC issued an order on rehearing on April 16, 2020 largely affirming its December 2019 Order, although the FERC did provide further clarification of certain key issues and granted rehearing on a few issues, none of which significantly impacts the outcome of the December 2019 Order. Several notices of appeal have been filed. The Seventh Circuit Court of Appeals has been assigned the case. A briefing schedule has not been established.
In addition, subsequent to the December 2019 Order, several states in the PJM region have expressed interest in considering the possible use of the Fixed Resource Requirement (“FRR”) provisions of the PJM tariff to bilaterally contract for capacity instead of participating in PJM’s market. The New Jersey Board of Public Utilities issued an order on March 27, 2020 initiating a proceeding to examine whether New Jersey can achieve its clean energy goals under the current PJM capacity market program and if not, how New Jersey can best meet its resource adequacy needs while meeting its clean energy goals. There are also discussions in the Illinois Legislature on FRR, and several FRR proposals have been made by Illinois stakeholders. Maryland is also considering its FRR options. No other states have taken specific action to examine the FRR option and it is unknown at this time whether or not states will pursue this approach, and what the resulting impact on our business would be.
On May 21, 2020, the FERC issued an order generally approving PJM’s proposal to revise the rules relating to its reserve market and the Operating Reserve Demand Curves’ (“ORDC”) shapes. However, the FERC determined that the approved reserve market and ORDC changes render PJM’s current backward-looking method for calculating the energy and ancillary services offset (“E&AS Offset”) in PJM’s capacity market unjust and unreasonable, and directed PJM to amend the E&AS Offset methodology to be forward-looking. The FERC directed PJM to submit a compliance filing implementing this directive by August 5, 2020. PJM submitted its proposal on August 5, 2020 but intends to provide additional information providing illustrative E&AS Offset and net Cost of New Entry values based on a forward-looking market simulation model. We cannot predict at this time whether PJM’s proposal will satisfy the FERC’s requirements or when the FERC will issue a final order in this proceeding.
ISO-NE
In response to reliability concerns related to fuel security in the New England region, ISO-NE filed a proposal with the FERC in mid-2018 that would allow it to retain certain generators under cost-of-service RMR Contracts that it believes are necessary to ensure fuel security on the system. The only units ISO-NE has contracted with to date are Mystic Units 8 and 9 (the “Mystic Units”). Included in ISO-NE’s proposal is a requirement that the cost-of-service units participate in ISO-NE’s forward capacity auction (“FCA”) as price takers. Calpine and many other generators opposed ISO-NE’s proposal, arguing that having these generators act as price takers will suppress capacity market clearing prices. The FERC rejected the price suppression concerns and accepted ISO-NE’s filing on December 3, 2018. Several companies have sought rehearing of the FERC’s decision. The requests for rehearing remain pending before the FERC. The Mystic Units were price takers in the FCA 13 and 14 auctions held in February 2019 and 2020, respectively, which likely contributed to lower capacity market clearing prices. ISO-NE has initiated a temporary program to provide compensation to other generators that provide fuel security to the power system and, on April 15, 2020, proposed a long-term, market-based solution to incent and retain energy secure resources. ISO-NE has requested that the FERC approve the long-term proposal by November 1, 2020, with an implementation date of June 1, 2024.
Exelon, the owner of the Mystic Units, filed a complaint with the FERC on June 10, 2020, arguing that once the Mystic Units are no longer needed for fuel security (June 1, 2024), ISO-NE will need to retain the units for transmission reliability through a transmission RMR contract. ISO-NE and stakeholders filed comments opposing Exelon’s complaint, arguing that ISO-NE has an alternative solution to address transmission reliability and the Mystic Units are not needed. The complaint is pending before the FERC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
Below are our results of operations for the three months ended June 30, 2020 as compared to the same period in 2019 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2020	2019	Change	% Change
Operating revenues:
Commodity revenue	$1,852	$2,128	$(276)	(13)
Mark-to-market gain (loss)	(113)	467	(580)	#
Other revenue	5	4	1	25
Operating revenues	1,744	2,599	(855)	(33)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	1,110	1,367	257	19
Mark-to-market (gain) loss	(148)	280	428	#
Fuel and purchased energy expense	962	1,647	685	42
Operating and maintenance expense	266	245	(21)	(9)
Depreciation and amortization expense	163	175	12	7
General and other administrative expense	31	34	3	9
Other operating expenses	14	19	5	26
Total operating expenses	1,436	2,120	684	32
Impairment losses	—	40	40	#
(Income) from unconsolidated subsidiaries	(4)	(5)	(1)	(20)
Income from operations	312	444	(132)	(30)
Interest expense	167	157	(10)	(6)
Loss on extinguishment of debt	8	3	(5)	#
Other (income) expense, net	5	5	—	—
Income before income taxes	132	279	(147)	(53)
Income tax expense (benefit)	(31)	9	40	#
Net income	163	270	(107)	(40)
Net income attributable to the noncontrolling interest	—	(4)	4	#
Net income attributable to Calpine	$163	$266	$(103)	(39)

	2020	2019	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	22,493	21,156	1,337	6
Average availability(2)	81.5%	81.5%	—%	—
Average total MW in operation(1)	25,314	25,908	(594)	(2)
Average capacity factor, excluding peakers	44.6%	41.6%	3.0%	7
Steam Adjusted Heat Rate(2)	7,329	7,338	9	—
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Whitby (through the sale date of November 20, 2019), Freeport Energy Center, 21.5% of Hidalgo Energy Center, 25% of Freestone Energy Center and 25% of Russell City Energy Center through January 28, 2020. Subsequent to that date, 100% of Russell City Energy Center is included.

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
Commodity revenue, net of Commodity expense, decreased $19 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$3	Higher margins primarily driven by higher resource adequacy revenue in the West, partially offset by the sale of our Garrison and RockGen Energy Centers in July 2019
(32)	Lower PJM and ISO-NE regulatory capacity revenue in our East segment
10	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$(19)
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had an unfavorable variance of $152 million primarily driven by mark-to-market gains on commodity hedges recognized during the second quarter 2019 as forward commodity prices declined.
Our normal, recurring operating and maintenance expense, after excluding the effect of power plant portfolio changes and other one-time items such as COVID-19 pandemic costs as well as major maintenance expense associated with planned outages, was relatively unchanged for the three months ended June 30, 2020 compared to the same period in 2019.
Depreciation and amortization expense decreased by $12 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to various assets being fully depreciated in 2019.
Other operating expenses decreased by $5 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to lower project development expense following the sale of development projects.
During the three months ended June 30, 2019, we recorded impairment losses of approximately $40 million related to the sale of our Garrison and RockGen Energy Centers.
Interest expense increased by $10 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to mark-to-market losses on interest rate derivative instruments executed in the first quarter of 2020 which are accounted for as economic hedges of forward interest rate exposure.
Loss on extinguishment of debt had an unfavorable variance of $5 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to debt modification and extinguishment costs associated with our GPC Term Loan and the payoff of the Steamboat project debt facility in June 2020.
During the three months ended June 30, 2020, we recorded an income tax benefit of $31 million compared to an income tax expense of $9 million for the three months ended June 30, 2019. The favorable period-over-period change primarily resulted from the partial release of our valuation allowance associated with our NOLs during the second quarter of 2020.
Net income attributable to the noncontrolling interest decreased by $4 million for the three months ended June 30, 2020 compared to the same period in 2019 due to our acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC on January 28, 2020.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Below are our results of operations for the six months ended June 30, 2020 as compared to the same period in 2019 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

	2020	2019	Change	% Change
Operating revenues:
Commodity revenue	$3,795	$4,666	$(871)	(19)
Mark-to-market gain	232	523	(291)	(56)
Other revenue	9	9	—	—
Operating revenues	4,036	5,198	(1,162)	(22)
Operating expenses:
Fuel and purchased energy expense:
Commodity expense	2,457	3,125	668	21
Mark-to-market (gain) loss	(4)	290	294	#
Fuel and purchased energy expense	2,453	3,415	962	28
Operating and maintenance expense	506	484	(22)	(5)
Depreciation and amortization expense	327	349	22	6
General and other administrative expense	62	66	4	6
Other operating expenses	31	38	7	18
Total operating expenses	3,379	4,352	973	22
Impairment losses	—	55	55	#
(Income) from unconsolidated subsidiaries	(4)	(11)	(7)	(64)
Income from operations	661	802	(141)	(18)
Interest expense	336	306	(30)	(10)
(Gain) loss on extinguishment of debt	8	(1)	(9)	#
Other (income) expense, net	9	28	19	68
Income before income taxes	308	469	(161)	(34)
Income tax expense	15	19	4	21
Net income	293	450	(157)	(35)
Net income attributable to the noncontrolling interest	(2)	(9)	7	78
Net income attributable to Calpine	$291	$441	$(150)	(34)

	2020	2019	Change	% Change
Operating Performance Metrics:
MWh generated (in thousands)(1)(2)	47,405	43,257	4,148	10
Average availability(2)	84.0%	84.2%	(0.2)%	—
Average total MW in operation(1)	25,273	25,558	(285)	(1)
Average capacity factor, excluding peakers	47.1%	43.9%	3.2%	7
Steam Adjusted Heat Rate(2)	7,311	7,305	(6)	—
__________

#	Variance of 100% or greater

(1)
Represents generation and capacity from power plants that we both consolidate and operate and excludes Greenfield LP, Whitby (through the sale date of November 20, 2019), Freeport Energy Center, 21.5% of Hidalgo Energy Center, 25% of Freestone Energy Center and 25% of Russell City Energy Center through January 28, 2020. Subsequent to that date, 100% of Russell City Energy Center is included.

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
Commodity revenue, net of Commodity expense, decreased $203 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to (favorable variances are shown without brackets while unfavorable variances are shown with brackets):

(in millions)
$(130)
Lower margins primarily driven by lower contribution from wholesale hedging activity resulting from milder weather in the first quarter of 2020, lower market Spark Spreads in the West and the sale of our Garrison and RockGen Energy Centers in July 2019. The decrease was partially offset by the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019 and higher resource adequacy revenue in the West

(90)	Lower PJM and ISO-NE regulatory capacity revenue in our East segment
17	Period-over-period change in contract amortization, lease levelization relating to tolling contracts and other(1)
$(203)
__________

(1)
Commodity Margin excludes amortization expense related to contracts recorded at fair value, non-cash GAAP-related adjustments to levelize revenues from tolling agreements, Commodity revenue and Commodity expense attributable to the noncontrolling interest and other unusual items or non-recurring items.

Mark-to-market gain/loss, net from hedging our future generation, fuel supply requirements and retail activities had a favorable variance of $3 million primarily driven by mark-to-market losses recognized on the settlement of hedges during the six months ended June 30, 2019 that exceeded mark-to-market settlement roll off losses recognized during the same period in 2020. This positive variance is partially offset by mark-to-market gains recognized on forward commodity hedge positions as market prices declined during the six months ended June 30, 2019, which were in excess of the mark-to-market gains recognized during the same period in 2020.
Our normal, recurring operating and maintenance expense, after excluding the effect of power plant portfolio changes and other one-time items such as COVID-19 pandemic costs as well as major maintenance expense associated with planned outages, was relatively unchanged for the six months ended June 30, 2020 compared to the same period in 2019.
Depreciation and amortization expense decreased by $22 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to adjustments related to our asset retirement obligations during the first quarter of 2019 and various assets being fully depreciated in 2019.
Other operating expenses decreased by $7 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to lower project development expense following the sale of development projects.
During the six months ended June 30, 2019, we recorded impairment losses of approximately $55 million related to the sale of our Garrison and RockGen Energy Centers.
(Income) from unconsolidated subsidiaries decreased by $7 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the sale of Whitby in November 2019.
Interest expense increased by $30 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to mark-to-market losses on interest rate derivative instruments executed in the first quarter of 2020 which are accounted for as economic hedges of forward interest rate exposure.
Gain (loss) on extinguishment of debt had an unfavorable variance of $9 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to debt modification and extinguishment costs associated with our GPC Term Loan and the payoff of the Steamboat project debt facility in June 2020.

Other (income) expense, net decreased by $19 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the settlement agreement with General Electric International, Inc. executed in February 2019 related to the Inland Empire Energy Center.
During the six months ended June 30, 2020, we recorded an income tax expense of $15 million compared to $19 million for the six months ended June 30, 2019. The favorable period-over-period change primarily resulted from the partial release of our valuation allowance associated with our NOLs during the second quarter of 2020.
Net income attributable to the noncontrolling interest decreased by $7 million for the six months ended June 30, 2020 compared to the same period in 2019 due to our acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC on January 28, 2020.
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
Commodity Margin by Segment for the Three Months Ended June 30, 2020 and 2019
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the three months ended June 30, 2020 and 2019 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2020	2019	Change	% Change
Commodity Margin (in millions)	$269	$251	$18	7
Commodity Margin per MWh generated	$48.78	$62.52	$(13.74)	(22)

MWh generated (in thousands)	5,515	4,015	1,500	37
Average availability	84.4%	79.7%	4.7%	6
Average total MW in operation	7,590	7,430	160	2
Average capacity factor, excluding peakers	35.4%	26.6%	8.8%	33
Steam Adjusted Heat Rate	7,552	7,526	(26)	—
West — Commodity Margin in our West segment increased by $18 million, or 7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to higher resource adequacy revenue, increased contribution from higher generation driven in part by the restart of our South Point Energy Center during the second half of 2019, and the acquisition on January 28, 2020 of the 25% noncontrolling interest of Russell City Energy Company, LLC, which was previously owned by a third party.

Texas:	2020	2019	Change	% Change
Commodity Margin (in millions)	$172	$173	$(1)	(1)
Commodity Margin per MWh generated	$15.12	$16.48	$(1.36)	(8)

MWh generated (in thousands)	11,377	10,497	880	8
Average availability	80.9%	80.9%	—%	—
Average total MW in operation	8,913	8,855	58	1
Average capacity factor, excluding peakers	58.4%	54.3%	4.1%	8
Steam Adjusted Heat Rate	7,088	7,149	61	1

Texas — Commodity Margin in our Texas segment was relatively unchanged for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Lower contribution from hedging activity was largely offset by modestly higher market Spark Spreads during the second quarter of 2020 compared to the same period in 2019.

East:	2020	2019	Change	% Change
Commodity Margin (in millions)	$193	$235	$(42)	(18)
Commodity Margin per MWh generated	$34.46	$35.37	$(0.91)	(3)

MWh generated (in thousands)	5,601	6,644	(1,043)	(16)
Average availability	79.6%	83.5%	(3.9)%	(5)
Average total MW in operation	8,811	9,623	(812)	(8)
Average capacity factor, excluding peakers	36.0%	41.8%	(5.8)%	(14)
Steam Adjusted Heat Rate	7,665	7,571	(94)	(1)
East — Commodity Margin in our East segment decreased by $42 million, or 18%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to lower regulatory capacity revenue in ISO-NE and PJM and the period-over-period effect of the sale of our Garrison and RockGen Energy Centers in July 2019. Generation decreased 16% due to the sale of Garrison Energy Center and planned outages during the second quarter of 2020 compared to the same period in 2019.

Retail:	2020	2019	Change	% Change
Commodity Margin (in millions)	$89	$93	$(4)	(4)
Retail — Commodity Margin in our retail segment was relatively unchanged for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Commodity Margin by Segment for the Six Months Ended June 30, 2020 and 2019
The following tables show our Commodity Margin by segment and related operating performance metrics by regional segment for our wholesale business for the six months ended June 30, 2020 and 2019 (exclusive of the noncontrolling interest). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets. The MWh generated by regional segment below represent generation from power plants that we both consolidate and operate. Generation, average availability and Steam Adjusted Heat Rate exclude power plants and units that are inactive.

West:	2020	2019	Change	% Change
Commodity Margin (in millions)	$503	$515	$(12)	(2)
Commodity Margin per MWh generated	$40.22	$47.76	$(7.54)	(16)

MWh generated (in thousands)	12,505	10,784	1,721	16
Average availability	86.7%	83.3%	3.4%	4
Average total MW in operation	7,566	7,428	138	2
Average capacity factor, excluding peakers	40.4%	35.9%	4.5%	13
Steam Adjusted Heat Rate	7,457	7,391	(66)	(1)
West — Commodity Margin in our West segment decreased by $12 million, or 2%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower market Spark Spreads in January and February 2020 resulting largely from lower natural gas prices in Southern California and lower contribution from hedging activity. The period-over-period decrease in Commodity Margin was partially offset by higher resource adequacy revenue and increased contribution from higher generation driven in part by the restart of our South Point Energy Center during the second half of 2019.

Texas:	2020	2019	Change	% Change
Commodity Margin (in millions)	$285	$335	$(50)	(15)
Commodity Margin per MWh generated	$12.78	$16.17	$(3.39)	(21)

MWh generated (in thousands)	22,295	20,713	1,582	8
Average availability	80.8%	81.8%	(1.0)%	(1)
Average total MW in operation	8,896	8,852	44	—
Average capacity factor, excluding peakers	57.4%	53.9%	3.5%	6
Steam Adjusted Heat Rate	7,080	7,110	30	—
Texas — Commodity Margin in our Texas segment decreased by $50 million, or 15%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower contribution from hedging activity primarily during the first quarter of 2020 when compared to the same period during 2019.

East:	2020	2019	Change	% Change
Commodity Margin (in millions)	$343	$500	$(157)	(31)
Commodity Margin per MWh generated	$27.21	$42.52	$(15.31)	(36)

MWh generated (in thousands)	12,605	11,760	845	7
Average availability	85.0%	87.3%	(2.3)%	(3)
Average total MW in operation	8,811	9,278	(467)	(5)
Average capacity factor, excluding peakers	40.6%	39.1%	1.5%	4
Steam Adjusted Heat Rate	7,613	7,596	(17)	—
East — Commodity Margin in our East segment decreased by $157 million, or 31%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower regulatory capacity revenue in ISO-NE and PJM, the sale of our Garrison and RockGen Energy Centers in July 2019 and lower contribution from hedging activity resulting from milder weather during the first quarter of 2020 compared to the same period in 2019. The decrease in Commodity Margin was partially offset by the commencement of commercial operations at our 828 MW York 2 Energy Center in March 2019, which was also the primary contributor to the 7% increase in generation.

Retail:	2020	2019	Change	% Change
Commodity Margin (in millions)	$180	$181	$(1)	(1)
Retail — Commodity Margin in our retail segment was relatively unchanged for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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
Liquidity
The following table provides a summary of our liquidity position at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents, corporate(1)	$574	$1,072
Cash and cash equivalents, non-corporate(2)	103	59
Total cash and cash equivalents	677	1,131
Restricted cash(2)	241	345
Corporate Revolving Facility availability(3)	1,534	1,392
CDHI revolving facility availability(4)	1	1
Other facilities availability(5)	37	3
Total current liquidity availability(6)	$2,490	$2,872
____________

(1)
Our ability to use corporate cash and cash equivalents is unrestricted. On January 21, 2020, we used the remaining cash on hand from the issuance of our 2028 First Lien Notes and 2028 Senior Unsecured Notes to redeem approximately $1,052 million aggregate principal amount of our 2022 and 2024 First Lien Notes and 2023 Senior Unsecured Notes. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information related to the redemption of our 2022 and 2024 First Lien Notes and 2023 Senior Unsecured Notes.

(2)	See Note 1 of the Notes to Consolidated Condensed Financial Statements for a description of the restrictions on our use of non-corporate cash and cash equivalents and restricted cash.

(3)
Our ability to use availability under our Corporate Revolving Facility is unrestricted. At June 30, 2020, the approximately $2.0 billion in total capacity under our Corporate Revolving Facility is comprised of $462 million in letters of credit outstanding, no borrowings outstanding and $1,534 million in remaining available capacity.

(4)
Our CDHI revolving facility is restricted to support certain obligations under PPAs and power transmission and natural gas transportation agreements as well as fund the construction of our Washington Parish Energy Center.

(5)
On April 9, 2020, we amended one of our unsecured letter of credit facilities to partially extend the maturity of $100 million in commitments from June 20, 2020 to June 20, 2022. On June 9, 2020, we entered into the GPC Term Loan which provides for $200 million in letter of credit facilities.

(6)
Includes $23 million and $127 million of margin deposits posted with us by our counterparties at June 30, 2020 and December 31, 2019, respectively. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our collateral.

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
Liquidity Sensitivity
Significant changes in commodity prices and Market Heat Rates can affect our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. We estimate that as of June 30, 2020, a three standard deviation shift in collateral exposure based on commodity market price changes for the previous 12 months applied to our current portfolio of margined transactions would result in an increase in collateral posted of approximately $336 million. This amount is not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above, and also exclude any correlation between the changes in natural gas prices and Market Heat Rates that may occur concurrently. These sensitivities will change as new contracts or hedging activities are executed.
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
Letter of Credit Facilities
The table below represents amounts issued under our letter of credit facilities at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Corporate Revolving Facility(1)	$462	$604
CDHI	3	3
Various project financing facilities(2)	336	184
Other corporate facilities(3)	275	294
Total	$1,076	$1,085
____________

(1)	The Corporate Revolving Facility represents our primary revolving facility and matures on March 8, 2023.

(2)	On June 9, 2020, we entered into the GPC Term Loan which provides for $200 million in letter of credit facilities.

(3)	On April 9, 2020, we amended one of our unsecured letter of credit facilities to partially extend the maturity of $100 million in commitments from June 20, 2020 to June 20, 2022.

California Wildfire
A wildfire known as the Kincade Fire began on October 23, 2019 in Sonoma County, California where our Geysers Assets are located and burned on parts of the 45 square miles that make up our Geysers Assets properties and leasehold. Operating equipment at our Geysers Assets sustained limited damage which has been repaired. The fire caused extensive damage to third-party property in the region. Transmission service owned and operated by PG&E was cut due to the fire and high wind conditions, forcing us to suspend operations. In March 2020, transmission was restored and we resumed full operations of our Geysers Assets.
Prior to the fire, in response to forecasted severe wind conditions and PG&E’s Public Safety Power Shutoff (“PSPS”), personnel at our Geysers Assets followed fire prevention protocols, including de-energizing the local power system that supports our Geysers Assets operations. We do not believe our facilities caused or contributed to the start of the fire, nor do we believe we have any liability for damages caused by the fire. Notably, on July 16, 2020, the California Department of Forestry and Fire Protection (“CALFIRE”) issued a press release stating that transmission lines owned and operated by PG&E were the cause of the Kincade Fire, however, CALFIRE has not yet released its investigation report.
Our Geysers Assets remain a critical part of the California plan to achieve a low-carbon future. In our view, our investments and processes at our Geysers Assets assure the facilities are as fire resistant and resilient as possible, and we expect our Geysers Assets will remain ready to help California meet that challenge.
NOLs
We have significant NOLs that will provide future tax deductions as an offset to taxable income during the applicable carryover periods. At December 31, 2019, our consolidated federal NOLs totaled approximately $7.1 billion. Additionally, we had a federal valuation allowance in the amount of $873 million at December 31, 2019 due to the uncertainty in our ability to utilize NOLs prior to expiration.
Cash Flow Activities
The following table summarizes our cash flow activities for the six months ended June 30, 2020 and 2019 (in millions):

	2020	2019
Beginning cash, cash equivalents and restricted cash	$1,476	$406
Net cash provided by (used in):
Operating activities	434	519
Investing activities	(304)	(315)
Financing activities	(688)	(51)
Net increase (decrease) in cash, cash equivalents and restricted cash	(558)	153
Ending cash, cash equivalents and restricted cash	$918	$559
Net Cash Provided By Operating Activities
Cash provided by operating activities for the six months ended June 30, 2020, was $434 million compared to $519 million for the six months ended June 30, 2019. The decrease was primarily due to:

•
Income from operations — Income from operations, adjusted for non-cash items primarily including depreciation and amortization, impairment losses, and mark to market gains decreased by $228 million for the six months ended June 30, 2020, compared to 2019. The decrease in income from operations, adjusted for non-cash items, was primarily driven by a $203 million decrease in Commodity revenue, net of Commodity expense which is driven by a decrease in regulatory capacity revenues in PJM and ISO-NE as well as a lower contribution from hedging activity on milder weather during the first quarter of 2020 when compared to the same period during 2019.

•
Working capital employed — Working capital employed decreased by $123 million for the six months ended June 30, 2020, compared to the same period in 2019. The decrease is primarily driven by a reduction in margin postings associated with our forward hedging positions, a reduction in environmental products inventory procurement, and change in timing of interest payable accruals as a result of the refinancing efforts undertaken during the fourth quarter of 2019.

Net Cash Used In Investing Activities
Cash used in investing activities for the six months ended June 30, 2020, was $304 million compared to $315 million for the six months ended June 30, 2019. The decrease was primarily due to:

•
Capital expenditures — During the six months ended June 30, 2020, we incurred lower capital expenditures on construction and growth projects as compared to the same period in 2019 due to the completion of our York 2 Energy Center in March 2019.

Net Cash Used In Financing Activities
Cash used in financing activities for the six months ended June 30, 2020, was $688 million compared to $51 million for the six months ended June 30, 2019. The change was primarily due to:

•
Debt transactions — During the six months ended June 30, 2020, we redeemed aggregate principal outstanding in the amount of $1,052 million consisting of $623 million of the 2023 Senior Unsecured Notes, $245 million of the 2022 First Lien Notes and $184 million of the 2024 First Lien Notes utilizing proceeds received from the issuance of our 2028 First Lien Notes and 2028 Senior Unsecured Notes during December 2019. This variance was partially reduced by the repurchase of $48 million in aggregate principal of Senior Unsecured Notes for $44 million during the six months ended June 30, 2019, where no similar repurchases were noted during the same time period during 2020.

•
GPC Term Loan — During the six months ended June 30, 2020, GPC entered into a new seven-year $900 million first lien senior secured term loan facility and three senior secured revolving letter of credit facilities totaling $200 million. We incurred lender fees and third party costs associated with the GPC Term Loan of $28 million. The proceeds from the Geysers financing transaction were utilized in part to repay the Steamboat project debt principal amount of $348 million.

•
Corporate Revolving Facility — During the six months ended June 30, 2019, we had net borrowings of $45 million under our Corporate Revolving Facility, compared to no net borrowings during the same period in 2020.

•
Acquisition — During the six months ended June 30, 2020, we completed our acquisition of the 25% noncontrolling interest of Russell City Energy Company, LLC for $35 million plus working capital adjustments of approximately $14 million for a total purchase price of approximately $49 million.

Off Balance Sheet Arrangements
There have been no material changes to our off balance sheet arrangements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Special Purpose Subsidiaries
Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine Corporation and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities with the exception of Calpine Receivables (see Notes 7 and 17 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K for further information related to Calpine Receivables). As of the date of filing of this Report, these entities included: Russell City Energy Company, LLC, GPC, Calistoga Holdings, LLC, Wildhorse Geothermal, LLC, Geysers Intermediate Holdings, LLC, Geysers Company, LLC and Calpine Receivables.
Russell City Energy Company, LLC — On January 28, 2020, we completed the acquisition of the 25% of Russell City Energy Company, LLC, which was owned by a third party, for $35 million plus working capital adjustments of approximately $14 million for a total purchase price of approximately $49 million.

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
The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu, MWh and $ notional amounts); changing commodity market prices, primarily for power and natural gas; our credit standing and that of our counterparties for energy commodity derivatives; and prevailing interest rates for our interest rate hedging instruments. Since prices for power and natural gas and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our derivative assets have increased to approximately $449 million at June 30, 2020, compared to approximately $402 million at December 31, 2019, and our derivative liabilities have increased to approximately $364 million at June 30, 2020, compared to approximately $288 million at December 31, 2019. The fair value of our level 3 derivative assets and liabilities at June 30, 2020 represents approximately 37% and 21% of our total assets and liabilities measured at fair value, respectively. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities.

The change in fair value of our outstanding commodity and interest rate hedging instruments from January 1, 2020, through June 30, 2020, is summarized in the table below (in millions):

	Commodity Instruments	Interest Rate Hedging Instruments	Total
Fair value of contracts outstanding at January 1, 2020	$133	$(19)	$114
Items recognized or otherwise settled during the period(1)(2)	(52)	21	(31)
Fair value attributable to new contracts(3)	88	(86)	2
Changes in fair value attributable to price movements	77	(77)	—
Fair value of contracts outstanding at June 30, 2020(4)	$246	$(161)	$85
__________

(1)
Commodity contract settlements consist of the realization of previously recognized gains on contracts not designated as hedging instruments of $44 million (represents a portion of Commodity revenue and Commodity expense as reported on our Consolidated Condensed Statements of Operations) and $(8) million related to current period losses from other changes in derivative assets and liabilities not reflected in OCI or earnings.

(2)
Interest rate settlements consist of $5 million related to realized losses from settlements of designated cash flow hedges and $16 million related to realized losses roll-off from settlements of undesignated interest rate hedging instruments (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(3)
Fair value attributable to new contracts includes $(8) million and nil of fair value related to commodity contracts and interest rate hedging instruments, respectively, which are not reflected in OCI or earnings.

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
The net fair value of outstanding derivative commodity instruments, net of allocated collateral, at June 30, 2020, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2020	2021-2022	2023-2024	After 2024	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	(65)	61	3	1	—
Prices based on models and other valuation methods	28	95	74	49	246
Total fair value	$(37)	$156	$77	$50	$246
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

The table below presents the high, low and average of our daily VAR for the three and six months ended June 30, 2020 and 2019 (in millions):

	2020	2019
Three months ended June 30:
High	$27	$39
Low	$13	$22
Average	$20	$28

Six months ended June 30:
High	$29	$50
Low	$13	$22
Average	$20	$32
As of June 30	$15	$37
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

On July 1, 2020, PG&E and PG&E Corporation emerged from bankruptcy. We currently have several power plants that provide energy and energy-related products to PG&E under PPAs, many of which have PG&E collateral posting requirements. Subsequent to the bankruptcy filing, we received all material payments under the PPAs, either directly or through the application of collateral. We also currently have numerous other agreements with PG&E related to the operation of our power plants in Northern

California, under which PG&E continued to provide service subsequent to its bankruptcy filing. Under PG&E's plan of reorganization, our PPAs were assumed and any restrictions on our projects arising from the bankruptcy were cured.
We believe that our credit policies and portfolio of transactions adequately monitor and diversify our credit risk, and currently our counterparties and customers are performing and financially settling timely according to their respective agreements. We monitor and manage our total comprehensive credit risk associated with all of our contracts irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty and customer credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and (liabilities), net of allocated collateral, at June 30, 2020, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Credit Ratings as of June 30, 2020)	2020	2021-2022	2023-2024	After 2024	Total
Investment grade	$(70)	$60	$23	$8	$21
Non-investment grade	(6)	18	11	19	42
No external ratings(1)	39	78	43	23	183
Total fair value	$(37)	$156	$77	$50	$246
__________

(1)	Primarily comprised of the fair value of derivative instruments held with customers that are not rated by third-party credit agencies due to the nature and size of the customers.
Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. Our interest rate hedging instruments are with counterparties we believe are primarily high quality institutions, and we do not believe that our interest rate instruments expose us to any significant credit risk. Holding all other factors constant, we estimate that a 10% decrease in interest rates would result in a change in the fair value of our interest rate instruments of approximately $(8) million at June 30, 2020.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2019, a novel strain of coronavirus, COVID-19, was identified. The COVID-19 outbreak is a widespread health crisis that has negatively affected large segments of the global economy, disrupted financial markets and international trade, resulting in increased unemployment levels and significantly impacted global supply chains, all of which may have a material adverse impact on our industry. In addition, federal, state and local governments have in the past and may in the future implement various restrictions, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Although we are considered an essential business, any of these actions could adversely impact the ability of our employees, contractors, suppliers, customers and other business partners to conduct business activities for an indefinite period of time, which could have a material adverse effect on our results of operations, financial condition and liquidity. In particular, the ongoing spread of COVID-19 and efforts to contain the virus could:

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
We have instituted measures to ensure our supply chain remains open to us; however, if prolonged global shortages were to occur, this could have a material adverse impact on our maintenance and capital programs that we currently cannot anticipate. Although we continue to implement strong physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers, our systems and operations remain vulnerable to cyber-attacks and other disruptions due in part to the fact that a portion of our employees continue to work remotely as a result of the ongoing COVID-19 outbreak. Despite our efforts to manage various impacts, the situation surrounding the COVID-19 outbreak remains fluid and the potential for a material impact on our results of operations, financial condition and liquidity increases the longer the virus impacts activity levels in the U.S. and globally. The ultimate impact of the COVID-19 outbreak depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 outbreak on the economy as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, we currently cannot estimate with any degree of certainty the potential impact to our financial position, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Credit Agreement, dated as of June 9, 2020, among Geysers Power Company, LLC, the guarantors party thereto and MUFG Bank, Ltd, as administrative agent, MUFG Union Bank, N.A., as First Lien Collateral Agent, and the lenders and issuing banks parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 12, 2020).*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_______________

*
Schedules and certain similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted attachment upon request.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION
(Registrant)

By:	/s/ ZAMIR RAUF
Zamir Rauf Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 12, 2020